Form 10-Q
period 1996-09-30
ACE COMM CORP
filed 1996-11-14
CIK 1017526

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
_ _ _    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.

                                          OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
_ _ _    SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number  0-21059

                                 ACE*COMM CORPORATION
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

    Maryland                                         52-1283030
-----------------------------------     ----------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

209 Perry Parkway, Gaithersburg, MD                         20877
---------------------------------------------               ---------------
(Address of principal executive offices)                       (Zip Code)

              301-258-9850
----------------------------------------------------
(Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No     X
    ---           ---
Number of shares of Common Stock outstanding as of October 31, 1996: 7,830,755.

                                 ACE*COMM CORPORATION


                                        INDEX

Part I - Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheets as of September 30, 1996
    (Unaudited) and June 30, 1996                                         3

    Consolidated Statements of Operations (Unaudited) for the
    Three Months Ended September 30, 1996 and September 30, 1995          4

    Consolidated Statements of Stockholder's Equity as of
    September 30, 1996 (Unaudited) and June 30, 1996                      5

    Consolidated Statements of Cash Flows (Unaudited) for the
    Three Months Ended September 30, 1996 and September 30, 1995          6

    Notes to Consolidated Financial Statements (Unaudited)                7

Item 2.  Management's Discussion and Analysis of Results of
    Operations and Financial Condition                                    8


Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders             10

Item 6.  Exhibits and Reports on Form 8-K                                10


Signatures                                                               11

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                 ACE*COMM CORPORATION

                                    BALANCE SHEETS



                                                                 (UNAUDITED)
                                                                 SEPTEMBER 30,             JUNE 30,
                                                                    1996                     1996
                                                                -------------             ------------



                         ASSETS

Current assets:

 Cash                                                              $ 9,067,564                $  369,206
 Accounts receivable, less allowance for doubtful
  accounts of $10,000                                                7,852,438                 8,643,871
 Inventories                                                         2,896,741                 1,836,317
 Prepaid expenses and other                                            597,717                   283,813
                                                                   -----------                ----------

 Total current assets                                               20,414,460                 11,133,207
Property and equipment, net                                          1,497,148                  1,305,844
Capitalized software development costs, net                          1,712,423                  1,393,067
Other assets                                                           113,192                    466,268
                                                                   -----------                -----------

  Total assets                                                     $23,737,223                $14,298,386
                                                                   -----------                -----------
                                                                   -----------                -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current borrowings                                                $   197,108                $ 2,097,178
 Accounts payable                                                    1,821,693                  3,122,212
 Accrued expenses                                                      777,350                  1,036,684
 Accrued compensation                                                  732,590                  1,010,922
 Officer loan                                                                -                     78,572
 Deferred revenue                                                    1,190,197                  1,890,103
                                                                   -----------                -----------

 Total current liabilities                                           4,718,938                  9,235,671
Noncurrent borrowings                                                  308,655                  2,951,541
                                                                   -----------                -----------

   Total liabilities                                                 5,027,593                 12,187,212
                                                                   -----------                -----------

Mandatorily redeemable Class C Preferred Stock, $5.14 par
 value, 340,211 shares authorized, issued and outstanding                    -                  2,261,627
                                                                   -----------                -----------

Contingencies

Stockholders' equity (deficit)
 Class B Preferred Stock, $1.00 par value, 1,000 shares
    authorized, issued and outstanding                                       -                      1,000
 Common stock, $.01 par value, 45,000,000 shares
authorized, 7,766,500 and 3,590,451 shares issued and
outstanding                                                             77,665                     35,905

 Additional paid-in capital                                         18,623,494                    343,124
 Retained Earnings/(Accumulated deficit)                                 8,470                   (530,482)
                                                                   -----------                -----------

 Total stockholders' equity (deficit)                               18,709,629                   (150,453)
                                                                   -----------                -----------

  Total liabilities, mandatorily redeemable preferred stock
  and stockholders' equity (deficit)                               $23,737,223                $14,298,386
                                                                   -----------                -----------
                                                                   -----------                -----------

                                  See accompanying notes to financial statements

                                 ACE*COMM CORPORATION

                               STATEMENTS OF OPERATIONS

                                      (UNAUDITED)




                                                                    FOR THE THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                    --------------------------

                                                                    1996                 1995
                                                                   ------               ------


Revenue - products and services                                     $6,263,903           $3,432,638
Cost of products and services                                        2,895,907            1,735,591
                                                                    ----------           ----------

Gross margin                                                         3,367,996            1,697,047
Selling, general and administrative                                  2,376,578            1,362,235
Research and development                                               398,596              131,732
                                                                    ----------           ----------

Total cost and operating expenses                                    2,775,174            1,493,967
                                                                    ----------           ----------

Income from operations                                                 592,822              203,080
Interest expense, net                                                   53,867              103,688
                                                                    ----------           ----------

Income before income taxes                                             538,955               99,392
Income taxes                                                                 -                    -
                                                                    ----------           ----------

Net income                                                          $  538,955           $   99,392
                                                                    ----------           ----------
                                                                    ----------           ----------

Income per share (pro forma in 1996)                                $     0.07           $      .02
Shares used in computing income per share                            7,321,716            5,603,486



                                See accompanying notes to financial statements

                                 ACE*COMM CORPORATION

                     STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)




                                  PREFERRED STOCK        COMMON STOCK                                        RETAINED
                                  ---------------     ------------------          ADD'L       STOCK          EARNINGS
                                            PAR                      PAR         PAID-IN      SUBSCRIP.      (ACCUM
                                  SHARES    VALUE     SHARES         VALUE       CAPITAL      RECEIVABLE     DEFICIT)       TOTAL
                                  ------    -----     ------         -----       -------      ----------     --------       ------


Balance, June 30, 1994            1,000      $1,000   3,261,245      $32,612   $ 446,789       $               $2,508  $ 482,909
Accretion of preferred stock
  dividends                           -           -           -            -    (139,894)           -               -   (139,894)
Exercise of common stock
  options                             -           -      36,000          360      12,980       (5,900)                      7,440
Net loss for the year ended
  June 30, 1995                       -           -           -            -           -            -      (1,592,646) (1,592,646)
                                 ------      ------   ---------     --------  ----------   ----------     -----------  -----------
Balance, June 30, 1995            1,000       1,000   3,297,245       32,972     319,875       (5,900)     (1,590,138) (1,242,191)
                                 ------      ------   ---------     --------  ----------   ----------     -----------  -----------

Accretion of preferred stock
  dividends                           -           -           -            -    (139,894)           -               -    (139,894)
Exercise of common stock
  options                             -           -     293,206        2,933     163,143     (117,232)              -      48,844
Payment of stock subscriptions
  receivable                          -           -           -            -           -      123,132               -     123,132
Net income for the year ended
  June 30, 1996                       -           -           -            -           -            -       1,059,656   1,059,656
                                 ------      ------   ---------     --------  ----------   ----------     -----------  -----------
Balance, June 30, 1996            1,000       1,000   3,590,451       35,905     343,124            -        (530,482)   (150,453)
                                 ------      ------   ---------     --------  ----------   ----------     -----------  ----------
Accretion of preferred stock
  dividends (Unaudited)               -           -           -            -     (17,487)           -               -    (17,487)
Conversion of preferred stock
  Class C (Unaudited)                 -           -   1,530,950       15,310   2,263,805                                2,279,115
Redempton of preferred stock
  Class B (Unaudited)            (1,000)     (1,000)          -            -    (307,000)           -               -    (308,000)
Issuance of common stock
  (Unaudited)                         -           -   2,645,000       26,450  16,341,052                               16,367,502
Net income for the period ended
  September 30, 1996 (Unaudited)      -           -           -            -           -            -         538,952      538,952
                                 ------      ------   ---------     --------  ----------   ----------     -----------  -----------

Balance, September 30, 1996
  (Unaudited)                         -    $      -   7,766,401      $77,665 $18,623,494      $     -     $     8,470  $18,709,629
                                 ------      ------   ---------     --------  ----------   ----------     -----------  -----------
                                 ------      ------   ---------     --------  ----------   ----------     -----------  -----------

                       See accompanying notes to financial statements
                                     -5-

                                 ACE*COMM CORPORATION

                               STATEMENTS OF CASH FLOWS

                                      (UNAUDITED)


                                                                    FOR THE THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                    ---------------------------
                                                                    1996                 1995
                                                                   ------               ------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $    538,955         $    99,391
Adjustments to reconcile net income to net cash (used for)
provided by operating activities
 Depreciation                                                             55,443              65,416
 Amortization of capitalized software                                    136,324             176,030
Changes in operating assets and liabilities
 Accounts receivable                                                     791,433             494,683
 Inventories                                                          (1,060,424)             19,659
 Other assets                                                             39,172             (54,123)
 Accounts payable                                                     (1,300,519)            (47,302)
 Accrued expenses                                                       (259,334)            (89,432)
 Accrued compensation                                                   (278,332)             11,801
 Deferred revenue                                                       (699,906)           (400,452)
                                                                   -------------           ---------

Net cash (used for) provided by operating activities                  (2,037,188)            275,671
                                                                   -------------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                     (246,747)            (41,892)
Additions to capitalized software development costs                     (455,680)           (158,972)
                                                                   -------------           ---------

Net cash used for investing activities                                  (702,427)           (200,864)
                                                                   -------------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in line of credit                                        (4,446,563)                  -
Other borrowings                                                               -              55,539
Payments on debt                                                        (174,964)           (307,677)
Net proceeds from common stock issued                                 16,367,500                   -
Redemption of class B preferred shares                                  (308,000)                  -
                                                                   -------------           ---------

Net cash provided by (used for) financing activities                  11,437,973            (252,138)
                                                                   -------------           ---------

Net increase (decrease) in cash                                        8,698,358            (177,331)
Cash at beginning of period                                              369,206             189,903
                                                                    ------------           ---------

Cash at end of period                                               $  9,067,564           $  12,572
                                                                    ------------           ---------
                                                                    ------------           ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest                           $     120,597           $ 103,088
                                                                   -------------           ---------
                                                                   -------------           ---------

SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES:
Accretion of preferred stock dividends                             $      17,487           $  34,974
                                                                   -------------           ---------
                                                                   -------------           ---------



                                  See accompanying notes to financial statements

                            ACE*COMM CORPORATION

                       NOTES TO FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The accompanying unaudited financial information has been prepared by ACE*COMM Corporation ("ACE*COMM" or the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the audited financial statements and footnotes included in the Company's Registration Statement, Form S-1.

         Pro forma income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of common stock equivalent shares of common stock options and warrants and assuming the conversion of redeemable preferred and common stock as of the beginning of the period presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices below its initial public offering price during the twelve month period prior to the initial public offering date (using the treasury stock method and an offering price of $7.00 per share) have been included in the calculation of pro forma income per share for the three months ended September 30, 1996, as if they were outstanding for all of the period regardless of whether they are dilutive.

INITIAL PUBLIC OFFERING

         On August 13, 1996, in connection with the Company's initial public offering, 2,875,000 shares of Common Stock, 2,645,000 of which were offered by the Company, were sold at $7.00 per share. The net proceeds raised by the Company totaled $17,218,950.

         The Mandatorily Redeemable Class C Preferred Stock was automatically converted into Common Stock upon the completion of the Company's public offering. No dividends were payable with respect to the converted shares.

         On August 28, 1996, the Company redeemed the Class B Preferred Stock for $308,000 in accordance with such terms requiring redemption upon transfer of substantially all assets or of majority control of the Company.

         Funds generated by the Company's initial public stock offering afforded the opportunity to reduce bank and other debt obligations by $5.3 million.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


         ACE*COMM Corporation ("ACE*COMM" or the "Company") develops, markets and services operations support systems ("OSS") products for networks deployed by telecommunications service providers, such as telephone companies, other public carriers and large enterprises operating data and voice networks. The Company's products perform such functions as billing data collection, network surveillance, alarm processing and network management for some of the largest carriers and enterprises in the world.


         The Company sells its products through direct channels and through its strategic alliance partners, for delivery to end users in the United States and internationally. Since June 1994, the Company, consistent with its strategic emphasis, has derived most of its revenue from sales of its carrier network products. The Company expects such sales to increase as a percentage of its revenue for at least the next several years. The balance of the Company's revenue is derived from the sale of network management products to enterprise customers, including the armed forces and agencies of the U.S. government.


         Substantially all of the Company's revenue derives from dollar-denominated sales and, although the Company in its most recent fiscal years has had significant sales to foreign end users, it does not have significant foreign operations. The Company maintains no inventory abroad, shipping all products from the United States pursuant to terms of orders issued by customers.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, certain items on the Company's statement of operations as a percentage of revenue:

                                                For the three months ended
                                                       September 30,
                                                --------------------------
                                                     1995        1996
                                                   --------    --------
    Revenue - products and services                 100.0%      100.0%
    Costs and operating expenses:
       Cost of products and services                 50.6%       46.2%
       Selling, general and administrative           39.7%       37.9%
       Research and development                       3.8%        6.4%
                                                    ------      ------
    Income from operations                            5.9%        9.5%
                                                    ------      ------
                                                    ------      ------

REVENUES

         Revenues for the quarter ended September 30, 1996 were $6.3 million, an increase of $2.8 million, or 82.5%, over the comparable quarter in fiscal 1996. The increase is primarily attributable to sales of the Company's carrier network products to Telefonos de Mexico S.A. de C.V. ("TELMEX"), which represented 46.6% of total quarterly revenue. Carrier network revenues grew 142.4% over the September 1995 quarter and represented 77.8% of total quarterly revenue, up from 58.6% for the same period in fiscal 1996. Revenues from sales of products to foreign end users comprised primarily of sales to TELMEX, grew 103.4% over the same quarter of fiscal 1996, representing 72.5% of current quarter revenues, up from 65.0% in the September 1995 quarter.

COST OF PRODUCTS AND SERVICES

         Cost of products and services was $2.9 million, or 46.2% of revenue, for the quarter ended September 30, 1996 compared to $1.7 million, or 50.6% of revenue, for the same quarter in fiscal 1996. The increase in costs is primarily attributable to increased purchases of hardware incorporated into product shipped to TELMEX and to increased personnel costs that resulted from the Company's decision to make strategic hires to supplement its delivery and support functions. Gross margins were 53.8% and 49.4% for the quarters ended September 1996 and 1995, respectively. The improvement in gross margins is attributable to increased software revenue and improved margins on hardware sales.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses were $2.4 million, or 37.9% of revenues, for the quarter ended September 30, 1996 as compared to $1.4 million, or 39.7% of revenues, for the quarter ended September 30, 1995. The increase in these expenses is attributable primarily to selling costs associated with the TELMEX contract, to costs associated with the continued expansion of the Company's marketing efforts and to costs of hiring additional personnel to manage the Company's growth.

RESEARCH AND DEVELOPMENT

         Research and development expenses were $399,000, or 6.4% of revenue, for the quarter ended September 30, 1996 as compared to $132,000, or 3.8.% of revenue, for the quarter ended September 30, 1995. This increase is attributable to the addition of software engineers and support personnel to support the continued development and enhancement of the Company's products.

INTEREST EXPENSE

         Net interest expense for the quarter ended September 30, 1996 was $54,000 compared to $104,000 for the quarter ended September 30, 1995. The decrease in net interest expense is a direct result of the Company's initial public stock offering in the first quarter of fiscal 1997 which enabled the Company to repay bank debt and provided interest income.

PROVISION FOR INCOME TAXES

         No income tax provision was recorded for the quarters ended September 30, 1995 and 1996, respectively, since any provision was offset by a similar decrease in the valuation allowance. Due to the availability of operating loss carryforwards and tax credits, the Company expects that it will not begin to pay taxes until late in the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1996, the Company had $9.1 million in cash and cash equivalents and $15.7 million in working capital. These values represent increases of $8.7 million in cash and cash equivalents and $13.8 million in working capital over the year ending June 30, 1996. These increases are primarily the result of the Company's initial public offering of common stock in which the Company raised net proceeds of $17,218,950.

         During the quarter ended September 30, 1996, the Company's operations used $2.0 million of cash. The decrease in cash was comprised primarily of a $1.1 million increase in inventories as the Company positioned itself to support second quarter orders for its products, a $1.3 million decrease in accounts payable, and a decrease in deferred revenues of $700,000, offset by a $790,000 decrease in accounts receivable. Accounts receivable days outstanding were 97 at September 30, 1996, down from 120 days at June 30, 1996.

         Cash used for investing activities during the quarter ended September 30, 1996 include $247,000 for capital expenditures and $456,000 for capitalized software development activities which reflect purchases of computers and related equipment necessary to accommodate the Company's growth and development costs primarily attributable to the development of new switch interfaces for carrier network products targeted for sale in South Korea and other foreign end users.

         Funds generated by the Company's initial public stock offering afforded the opportunity to reduce bank and other debt obligations by $5.3 million. Currently, the Company has two lines of credit with Citizens Bank of Maryland, totaling $3.5 million, both of which expire on November 30, 1997. At September 30, 1996, no amounts were outstanding under the two credit facilities.

         The Company believes that existing cash balances, cash flow from operations and available bank lines will be sufficient to support its working capital requirements for at least the next 12 months. To the extent that the Company's existing resources, together with future earnings, are insufficient to fund the Company's future activities, the Company may need to raise additional funds through public or private financings.

Part II: OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On August 5, 1996, the Registrant held its 1996 Annual Meeting of Stockholders. At the meeting, the following directors were elected to serve until the date indicated or until his successor is duly elected and qualifies:

    George T. Jimenez (Class III director, term: 1999 Annual Meeting of Stockholders)
    Paul G. Casner, Jr. (Class II director, term:  1998 Annual
    Meeting of Stockholders)
    Gary P. Golding(Class I director, term: 1997 Annual Meeting of Stockholders) Gilbert A. Wetzel(Class I director, term: 1997 Annual Meeting of Stockholders)

    At the meeting, the stockholders also took the following actions:

    (i) approval of the Articles of Amendment and the Articles of Amendment and Restatement that were filed on August 6, 1996, and August 19, 1996, respectively

    (ii) ratification of the selection of Price Waterhouse LLP as the independent auditors of the Registrant for the 1997 fiscal year

    (iii) approval of the Registrant's Amended and Restated Omnibus Stock Plan.

    Each of these actions, including the election of each of the directors, was taken unanimously. There were no abstentions or votes against or votes withheld with respect to any of the nominees.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  EXHIBITS

         NUMBER              DESCRIPTION

         3              Articles Supplementary filed on October 15, 1996

         27             Financial Data Schedule

         (b)  REPORTS ON FORM 8-K

              None.

                                       SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ACE*COMM CORPORATION



DATE_______________            By:_______________________________________
                                  George T. Jimenez
                                  President and Chief Executive Officer

                                  ________________________________________
                                  Jeffrey S. Simpson, Vice President -- Finance (Principal Financial Officer)