Form 10-Q
period 1996-12-31
ACE COMM CORP
filed 1997-02-13
CIK 1017526

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 _ _ _         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996.

                                          OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 _ _ _         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number 0-21059

                                 ACE*COMM CORPORATION
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

             Maryland                                   52-1283030
-----------------------------------        -------------------------------------
State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

704 Quince Orchard Road, Gaithersburg, MD                   20878
--------------------------------------------            ---------------
(Address of principal executive offices)                  (Zip Code)

              301-721-3000
----------------------------------------------------
(Registrant's telephone number, including area code)

209 Perry Parkway, Gaithersburg, MD  20877
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

Yes   X    No
     ---      ---
Number of shares of Common Stock outstanding as of January 31, 1997: 7,898,066

                                 ACE*COMM CORPORATION

                                        INDEX


Part I - Financial Information

Item 1. Financial Statements

        Consolidated Balance Sheets as of December 31, 1996
        (Unaudited) and June 30, 1996                                        3

        Consolidated Statements of Operations (Unaudited) for the
        Three and Six Months Ended December 31, 1996 and 1995                4

        Consolidated Statements of Stockholder's Equity as of
        December 31, 1996 (Unaudited) and June 30, 1996                      5

        Consolidated Statements of Cash Flows (Unaudited) for the
        Six Months Ended December 31, 1996 and 1995                          6

        Notes to Consolidated Financial Statements (Unaudited)               7

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition                                   8


Part II - Other Information

Item 6.        Exhibits and Reports on Form 8-K                             11


Signatures                                                                  12

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                              ACE*COMM CORPORATION
                                           CONSOLIDATED BALANCE SHEETS

                                                                                      (Unaudited)
                                                                                      December 31,        June 30,
                                                                                          1996              1996
                                                                                      ------------       ----------
                     Assets

Current assets:

  Cash                                                                               $ 7,060,208      $   369,206
  Accounts receivable, less $10,000 allowance                                          9,372,293        8,643,871
  Inventories                                                                          2,074,359        1,836,317
  Prepaid expenses and other                                                             720,203          283,813
                                                                                      ----------      -----------
  Total current assets                                                                19,227,063       11,133,207

Property and equipment, net                                                            1,867,345        1,305,844

Capitalized software development costs, net                                            1,827,042        1,393,067

Other assets                                                                             119,003          466,268
                                                                                      ----------      -----------

     Total assets                                                                    $23,040,453      $14,298,386
                                                                                      ----------      -----------
                                                                                      ----------      -----------

       Liabilities and Stockholders' Equity

Current liabilities:

  Current borrowings                                                                 $   255,429      $ 2,097,178
  Accounts payable                                                                       766,127        3,122,212
  Accrued expenses                                                                       411,992        1,036,684
  Accrued compensation                                                                 1,104,219        1,010,922
  Officer loan                                                                                 -           78,572
  Income taxes payable                                                                   266,418                -
  Deferred revenue                                                                       692,141        1,890,103
                                                                                      ----------      -----------
  Total current liabilities                                                            3,496,326        9,235,671
Noncurrent borrowings                                                                    404,047        2,951,541
                                                                                      ----------      -----------
     Total liabilities                                                                 3,900,373       12,187,212
                                                                                      ----------      -----------
Mandatorily redeemable Class C Preferred Stock, $5.14 par
value, 340,211 shares authorized, issued and outstanding                                       -        2,261,627
                                                                                      ----------      -----------
Contingencies

Stockholders' equity (deficit)

  Class B Preferred Stock, $1.00 par value, 1,000 shares
  authorized, issued and outstanding                                                           -            1,000
  Common stock, $.01 par value, 45,000,000 shares authorized,
  7,898,066 and 3,590,451 shares issued and outstanding                                   78,981           35,905
  Additional paid-in capital                                                          18,428,149          343,124
  Retained Earnings/(Accumulated deficit)                                                632,950         (530,482)
                                                                                      ----------      -----------
  Total stockholders' equity (deficit)                                                19,140,080         (150,453)
                                                                                      ----------      -----------
     Total liabilities, mandatorily redeemable preferred stock
     and stockholders' equity (deficit)                                              $23,040,453     $ 14,298,386
                                                                                      ----------      -----------
                                                                                      ----------      -----------

             See accompanying notes to consolidated financial statements

                                 ACE*COMM CORPORATION

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (Unaudited)


                                                     For the three months ended            For the six months ended
                                                            December 31,                         December 31,
                                                         1996          1995                   1996          1995
                                                     -----------    -----------            -----------   ----------
Revenue - products and services                       $7,256,995     $4,772,434            $13,520,898   $8,205,072
Cost of products and services                          3,211,329      2,736,224              6,107,236    4,471,815
                                                     -----------    -----------            -----------   ----------

Gross margin                                           4,045,666      2,036,210              7,413,662    3,733,257

Selling, general and administrative                    2,779,647      1,609,951              5,156,225    2,972,186
Research and development                                 467,650        234,967                866,245      366,699
                                                     -----------    -----------            -----------   ----------
Total cost and operating expenses                      6,458,626      4,581,142             12,129,706    7,810,700
                                                     -----------    -----------            -----------   ----------
Income from operations                                   798,369        191,292              1,391,192      394,372

Interest (income) expense, net                           (92,525)        97,219                (38,658)     200,907
                                                     -----------    -----------            -----------   ----------
Income before income taxes                               890,894         94,073              1,429,850      193,465

Income taxes                                             266,418              -                266,418            -
                                                     -----------    -----------            -----------   ----------
Net income                                            $  624,476     $   94,073             $1,163,432   $  193,465
                                                     -----------    -----------            -----------   ----------
                                                     -----------    -----------            -----------   ----------

Income per share (pro forma for all periods except
  three months ended December 31, 1996)                     $.07           $.02                  $.14         $.03

Shares used in computing income per share              8,972,023      5,792,290             8,098,759     5,715,968


             See accompanying notes to consolidated financial statements

                               ACE*COMM CORPORATION

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                    Preferred Stock         Common Stock                                 Retained
                                  --------------------   -------------------     Add'l       Stock       Earnings
                                                 Par                    Par     Paid-in    Subscrip.     (Accum
                                    Shares      Value      Shares      Value    Capital   Receivable     Deficit)       Total
                                  ----------   -------   ----------   ------   ---------  ----------   -----------   ----------

Balance, June 30, 1994              1,000      $1,000    3,261,245   $32,612  $446,789  $      -       $2,508       $482,909

Accretion of preferred stock
 dividends                              -           -            -         -  (139,894)        -            -       (139,894)

Exercise of common stock
  options                               -           -      36,000        360    12,980    (5,900)           -          7,440

Net loss for the year ended
  June 30, 1995                         -           -           -          -         -         -   (1,592,646)    (1,592,646)
                                    -----      ------    ---------   -------  --------  --------   -----------     ---------

Balance, June 30, 1995              1,000       1,000    3,297,245    32,972   319,875    (5,900)  (1,590,138)    (1,242,191)

Accretion of preferred stock
  dividends                             -           -            -         -  (139,894)        -            -       (139,894)

Exercise of common stock
  options                               -           -      293,206     2,933   163,143  (117,232)           -        48,844

Payment of stock subscriptions
  receivable                            -           -             -        -         -   123,132            -       123,132

Net income for the year ended
  June 30, 1996                         -           -             -        -         -        -     1,059,656     1,059,656
                                    -----      ------    ---------   -------  --------  --------  -----------    ---------

Balance, June 30, 1996              1,000       1,000    3,590,451    35,905   343,124        -      (530,482)     (150,453)

Accretion of preferred stock
  dividends (Unaudited)                 -           -            -         -   (17,487)       -             -       (17,487)

Conversion of preferred stock
  Class C (Unaudited)                   -           -    1,530,950     15,310  2,263,804      -             -     2,279,114

Redempton of preferred stock
  Class B (Unaudited)              (1,000)     (1,000)            -         -   (307,000)     -             -      (308,000)

Issuance of common stock
  (Unaudited)                           -           -    2,645,000     26,450  16,107,832     -             -    16,134,282

Exercise of common stock
  options (Unaudited)                   -           -      151,945      1,519     293,627     -             -       295,146

Repurchase and retirement
  of common stock (Unaudited)           -           -      (20,280)      (203)   (255,751)    -             -      (255,954)

Net income for the period ended
  December 31, 1996 (Unaudited)         -           -            -          -           -     -     1,163,432     1,163,432
                                    -----      ------    ---------    -------  -----------  -------- -----------    ---------

Balance, December 31, 1996
  (Unaudited)                           -     $    -     7,898,066    $78,981  $18,428,149    $   -      $632,950    $19,140,080
                                    -----     -------    ---------    -------  -----------  -------- -----------  --------------
                                    -----     -------    ---------    -------  -----------  -------- -----------  --------------


               See accompanying notes to consolidated financial statements

                         ACE*COMM CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                               For the six months ended
                                                                     December 31,

                                                                   1996         1995
                                                               ------------  -----------
Cash flows from operating activities:
Net income                                                      $1,163,432   $   193,465
Adjustments to reconcile net income to net cash (used for)
provided by operating activities
  Depreciation                                                     174,784       135,375
  Amortization of capitalized software                             281,126       256,120
Changes in operating assets and liabilities
  Accounts receivable                                             (728,422)   (1,220,905)
  Inventories                                                     (238,042)      (33,244)
  Other assets                                                     (89,125)     (131,973)
  Accounts payable                                              (2,356,085)    1,511,339
  Accrued expenses                                                (624,692)      365,573
  Accrued compensation                                              93,297             -
  Income taxes payable                                             266,418             -
  Deferred revenue                                              (1,197,962)     (579,244)
                                                               ------------   -----------
Net cash (used for) provided by operating activities            (3,255,271)      496,506
                                                               ------------   -----------
Cash flows from investing activities:
Purchases of property and equipment                               (516,999)      (79,464)
Additions to capitalized software development costs               (715,101)     (270,760)
                                                               ------------   -----------
Net cash used for investing activities                          (1,232,100)     (350,224)
                                                               ------------   -----------
Cash flows from financing activities:
Net decrease in line of credit                                  (4,446,563)            -
Other borrowings                                                         -       335,854
Payments on debt                                                  (237,671)     (700,112)
Principal payments under capital lease obligation                   (2,867)            -
Net proceeds from common stock issued                           16,134,282        31,623
Exercise of common stock options                                   295,146             -
Repurchase and retirement of common stock                         (255,954)            -
Redemption of class B preferred shares                            (308,000)            -
                                                               ------------   -----------
Net cash provided by (used for) financing activities            11,178,373      (332,635)
                                                               ------------   -----------
Net increase (decrease) in cash                                  6,691,002      (186,353)
Cash at beginning of period                                        369,206       189,903
                                                               ------------   -----------
Cash at end of period                                          $ 7,060,208    $    3,550
                                                               ------------   -----------
                                                               ------------   -----------
Supplemental disclosures of cash flow information:
Cash paid during the period for interest                       $   135,588    $  200,907
                                                               ------------   -----------
                                                               ------------   -----------
Supplemental schedule of non cash financing
activities:
Accretion of preferred stock dividends                         $    17,487    $   69,947

Purchase of telephone equipment under capital lease obligation  $  222,153    $        -
                                                               ------------   -----------
                                                               ------------   -----------


             See accompanying notes to consolidated financial statements

                                 ACE*COMM CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

   The accompanying unaudited consolidated financial statements include the accounts of ACE*COMM Corporation and its subsidiaries (the "Company"). The financial statements have been prepared by ACE*COMM Corporation ("ACE*COMM" or the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature.
 Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the audited financial statements and footnotes included in the Company's Registration Statement, Form S-1.

   Pro forma income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of common stock equivalent shares of common stock options and assuming the conversion of redeemable preferred stock as of the beginning of the period presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices below its initial public offering price during the twelve month period prior to the initial public offering date (using the treasury stock method and an offering price of $7.00 per share) have been included in the calculation of pro forma income per share for the three and six months ended December 31, 1996, as if they were outstanding for all of the period regardless of whether they are dilutive.


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

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, certain items on the Company's statement of operations as a percentage of revenue:


                                          For the three months ended    For the six months ended
                                                  December 31,                 December 31,
                                          --------------------------    ------------------------
                                               1996         1995           1996          1995
                                          ------------  ------------    -----------  -----------
Revenue - products and services               100.0%       100.0%         100.0%        100.0%
Costs and operating expenses:
     Cost of products and services             44.3%        57.3%          45.2%         54.5%
     Selling, general and administrative       38.3%        33.8%          38.1%         36.2%
     Research and development                   6.4%         4.9%           6.4%          4.5%
                                          ------------  ------------    -----------  -----------

Income from operations                         11.0%         4.0%          10.3%          4.8%
                                          ------------  ------------    -----------  -----------
                                          ------------  ------------    -----------  -----------

REVENUES

   Revenues for the quarter ended December 31, 1996 were $7.3 million, an increase of $2.5 million, or 52.1%, over the comparable quarter in fiscal
1996. Revenues for the six months ended December 31, 1996 were $13.5 million, which represents an increase of 64.8%, as compared to $8.2 million of revenue for the six months ended December 31, 1995. The increase in revenues is primarily attributable to an increase in sales volume of the Company's carrier network products to Telefonos de Mexico S.A. de C.V. ("TELMEX") and ICL Enterprises as well as the Company's network management products to GeoPhone Company, L.L.C. and WinStar Telecommunications Group. Second quarter carrier network revenues grew 57.6% over the December 1995 quarter and represented 79.3% of the total quarterly revenue, compared to 76.5% in the December 1995 quarter. For the six months ended December 31, 1996, carrier network revenues grew 95.2% over the same period in 1995, representing 81.8% of total revenues, compared to 69.0% in the previous year.

COST OF PRODUCTS AND SERVICES

   Cost of products and services was $3.2 million, or 44.3% of revenue, for the quarter ended December 31, 1996, and $6.1 million, or 45.2% of revenue, for the six months ended December 31, 1996. By comparison, cost of products and services was $2.7 million, or 57.3% of revenue, for the quarter ended December 31, 1995, and $4.5 million, or 54.5% of revenue, for the six months ended December 31, 1995. The increase in costs is primarily attributable to hardware costs associated with products shipped to TELMEX and ICL
Enterprises and to increased labor costs related to the hiring of additional personnel to facilitate deliveries for an increased revenue base. Travel costs also increased as a result of extensive travel to Mexico, Europe and the Far East in support of the Company's contracts in those countries. Gross margins were 55.7% and 42.7% for the quarters ending December 31, 1996 and 1995, respectively, and 54.8% and 45.5% for the six months ended December 31, 1996 and 1995, respectively. The change in gross margins is primarily attributable to an increase in software revenue.

SELLING, GENERAL AND ADMINISTRATIVE

   Selling, general and administrative expenses were $2.8 million, or 38.3% of revenue, for the quarter ended December 31, 1996, and $1.6 million, or 33.7% of revenue, for the quarter ended December 31, 1995. For the six months ended December 31, 1996, selling, general and administrative expenses were $5.2 million, or 38.1% of revenue, as compared to $3.0 million, or 36.2% of revenue, for the six months ended December 31, 1995. The increase in expenses is a result of certain selling costs associated with the TELMEX project, additional marketing efforts, the hiring of additional personnel due to company growth, an increase in office rent as a result of the relocation of the Company's headquarters to a larger facility and non-recurring expenses related to the relocation.

RESEARCH AND DEVELOPMENT

   Research and development expenses were $468,000, or 6.4% of revenue, for the quarter ended December 31, 1996, and $235,000, or 4.9% of revenue, for the quarter ended December 31, 1995. For the six months ended December 31, 1996 and 1995, research and development expenses were $866,000, or 6.4% of revenue, and $367,000, or 4.5% of revenue, respectively. The increase is attributable to the addition of software development engineers to continue the development and enhancement of the Company's products.

INTEREST (INCOME) EXPENSE

   Net interest (income) expense for the quarter ended December 31, 1996 was ($93,000) compared to $97,000 for the quarter ended December 31, 1995. For the six months ended December 31, 1996, net interest (income) expense was ($39,000) compared to $201,000 for the six months ended December 31, 1995. The increase in net interest income reflects the application of proceeds from the Company's initial public offering in the first quarter of fiscal 1997, which allowed the company to repay bank debt and invest remaining funds.

PROVISION FOR INCOME TAXES

   The provision for income taxes was $266,000 for the quarter and six months ended December 31, 1996. No income tax provision was recorded for the quarter and six months ended December 31, 1995 since any provision was offset by a similar decrease in the valuation allowance. Due to the availability of operating loss carryforwards and tax credits, the Company does not expect to begin to pay taxes until later in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

   As of December 31, 1996, the Company had $7.1 million in cash and cash equivalents and $15.7 million in working capital. These values represent increases of $6.7 million in cash and cash equivalents and $13.8 million in working capital over the year ended June 30, 1996. These increases are primarily related to the Company's initial public offering of common stock, which raised net proceeds of $17,218,950.

   For the six months ended December 31, 1996, cash flows used in operations were $3.3 million compared to cash provided from operations of $497,000 for the six months ended December 31, 1995. The decrease in cash was comprised primarily of a decrease in accounts payable of $2.4 million resulting from the Company's efforts to reduce the age of its accounts payable following the initial public offering, a decrease in deferred revenues of $1.2 million, an increase in accounts receivable of $728,000, and a decrease in accrued expenses of $625,000. These decreases were offset in part by the net income of $1.2 million for the period. Accounts receivable days outstanding were 110 at December 31, 1996, down from 120 days at June 30, 1996.

   Cash used for investing activities during the six months ended December 31, 1996 was $1.2 million as compared to $350,000 for the six months ended December 31, 1995. The cash used for the six months ended December 31, 1996 includes $517,000 in capital expenditures and $715,000 for capitalized software development activities. The capital expenditures reflect purchases of computers and equipment necessary for company growth. The capitalized software is primarily attributable to the development of new switch interfaces for carrier network products targeted for sales in Korea and other foreign end users.

   Funds generated by the Company's initial public stock offering afforded the opportunity to reduce bank and other debt obligations by $5.3 million in the six months ended December 31, 1996. Currently, the Company has two lines of credit with Citizens Bank of Maryland, totaling $3.5 million, both of which expire on November 30, 1997. At December 31, 1996, no amounts were outstanding under the two credit facilities.

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

Part II: Other Information

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

        Number              Description

        10                  Teaming Agreement Between ACE*COMM Corporation and
                            Samsung Electronics Company, LTD
        11.1                Statement of Computation of Earnings per Share
        27                  Financial Data Schedule

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