Form 10-Q
period 1997-03-31
ACE COMM CORP
filed 1997-05-14
CIK 1017526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997.

                                        OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 0-21059

                                ACE*COMM CORPORATION
                           --------------------------------
               (Exact name of registrant as specified in its charter)

       Maryland                                 52-1283030
  -----------------                           -----------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

704 Quince Orchard Road, Gaithersburg, MD            20878
------------------------------------------       -------------
(Address of principal executive offices)            (Zip Code)

        301-721-3000
-------------------------------
(Registrant's telephone number, including area code)

-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes X No
       ---   ---

Number of shares of Common Stock outstanding as of April 30, 1997   8,237,877

                            ACE*COMM CORPORATION

                                   INDEX

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Balance Sheets as of March 31, 1997 (Unaudited) and June 30, 1996                   3

    Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended
    March 31, 1997 and 1996                                                                          4

    Consolidated Statements of Stockholder's Equity for the nine months ended March 31,
    1997 (Unaudited) and the year ended June 30, 1996                                                5

    Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended March 31,
    1997 and 1996                                                                                    6

    Notes to Consolidated Financial Statements (Unaudited)                                           7

Item 2. Management's Discussion and Analysis of Results of Operations and Financial
        Condition                                                                                    8

Part II--Other Information

Item 6. Exhibits and Reports on Form 8-K                                                             11

Signatures                                                                                           12

                                   2

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements


                                 ACE*COMM CORPORATION
                              CONSOLIDATED BALANCE SHEETS


                                            (UNAUDITED)
                                              MARCH 31,                   JUNE 30,
                                                1997                        1996
                                           ------------------           -------------
Assets
Current assets:
 Cash and cash equivalents..........       $6,583,361                 $     369,206
 Accounts receivable, less $10,000
  allowance........................        14,206,274                     8,643,871
 Inventories........................        2,025,260                     1,836,317
 Prepaid expenses and other.........          614,847                       283,813
                                         ------------                   -----------
 Total current assets...............       23,429,742                    11,133,207
Property and equipment, net........         2,479,388                     1,305,844
Capitalized software development
  costs, net.......................         1,911,152                     1,393,067
Other assets.......................           109,701                       466,268
                                         ------------                   -----------
 Total assets......................       $27,929,983                 $  14,298,386
                                         ------------                   -----------
                                         ------------                   -----------
Liabilities, Mandatorily Redeemable
  Preferred Stock and Stockholders'
  Equity (Deficit)
Current liabilities:
 Current borrowings................          $274,554                  $  2,097,178
 Accounts payable..................         1,746,281                     3,122,212
 Accrued expenses..................           819,452                     1,036,684
 Accrued compensation..............         1,342,559                     1,010,922
 Officer loan......................            --                            78,572
 Income taxes payable..............           736,022                          --
 Deferred revenue..................         2,110,370                     1,890,103
                                         ------------                   -----------
 Total current liabilities.........         7,029,238                     9,235,671
Noncurrent borrowings..............           345,501                     2,951,541
                                         ------------                   -----------
 Total liabilities.................         7,374,739                    12,187,212
                                         ------------                   -----------
Mandatorily redeemable Class C
  Preferred Stock, $5.14 par value,
  0 and 340,211 shares authorized,
  issued and outstanding...........            --                         2,261,627
                                         ------------                   -----------
Contingencies
Stockholders' equity (deficit)
  Class B Preferred Stock, $1.00 par
  value, 0 and 1,000 shares
  authorized, issued and
  outstanding......................            --                            1,000
  Common stock, $.01 par value,
  45,000,000 shares authorized,
  8,237,877 and 3,590,451 shares
  issued and outstanding                       82,379                       35,905
  Additional paid-in capital.......        19,072,417                      343,124
  Retained earnings (accumulated
  deficit).........................         1,400,448                     (530,482)
                                         ------------                   -----------
  Total stockholders' equity
  (deficit)........................        20,555,244                     (150,453)
                                         ------------                   -----------
  Total liabilities, mandatorily
  redeemable preferred stock and
  stockholders' equity (deficit)...       $27,929,983                $  14,298,386
                                         ------------                  ------------
                                         ------------                  ------------

    See accompanying notes to consolidated financial statements.

                            ACE*COMM CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)

                                                         FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                                 MARCH 31,                    MARCH 31,
                                                         --------------------------  ----------------------------
                                                             1997          1996          1997           1996
                                                         ------------  ------------  -------------  -------------
Revenue--products and services.........................  $  8,208,973  $  4,906,153  $  21,729,871  $  13,111,225
Cost of products and services..........................     3,951,639     2,533,302     10,568,369      7,007,336
                                                         ------------  ------------  -------------  -------------
Gross margin...........................................     4,257,334     2,372,851     11,161,502      6,103,889
Selling, general and administrative....................     2,805,509     1,438,851      7,452,241      4,408,818
Research and development...............................       299,975       264,109      1,166,220        630,808
                                                         ------------  ------------  -------------  -------------
Total cost and operating expenses......................     7,057,123     4,236,262     19,186,830     12,046,962
                                                         ------------  ------------  -------------  -------------
Income from operations.................................     1,151,850       669,891      2,543,041      1,064,263
Interest (income) expense, net.........................       (85,253)       84,698       (123,912)       285,605
                                                         ------------  ------------  -------------  -------------
Income before income taxes.............................     1,237,103       585,193      2,666,953        778,658
Income taxes...........................................       469,604       --             736,023       --
                                                         ------------  ------------  -------------  -------------
Net income.............................................  $    767,499  $    585,193  $   1,930,930  $     778,658
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------
Income per share (pro forma for all periods except the
  three months ended March 31, 1997)                     $        .09  $        .10  $         .23   $         .14
Shares used in computing income per share..............     9,012,056     5,846,160      8,253,105       5,754,000

    See accompanying notes to consolidated financial statements.

                           ACE*COMM CORPORATION

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                           RETAINED
                              PREFERRED STOCK            COMMON STOCK             ADD'L        STOCK       EARNINGS
                                            PAR                        PAR       PAID-IN     SUBSCRIP.     (ACCUM.
                               SHARES      VALUE         SHARES       VALUE      CAPITAL    RECEIVABLE     DEFICIT)      TOTAL
                             -------------------------  ---------  -----------  ----------  ---------  -------------  ----------
Balance, June 30, 1995...      1,000       1,000    3,297,245     32,972        319,875      (5,900)  (1,590,138)    (1,242,191)

Accretion of preferred
  stock dividends........     --          --           --         --           (139,894)     --          --            (139,894)
Exercise of common stock
  options................     --          --          293,206      2,933        163,143    (117,232)     --              48,844
Payment of stock
  subscriptions
  receivable.............     --          --           --         --           --           123,132      --             123,132
Net income for the year
  ended June 30, 1996....     --          --           --         --           --            --        1,059,656      1,059,656
                             ---------------------------------------------------------------------------------------------------
Balance, June 30, 1996...      1,000       1,000    3,590,451     35,905        343,124      --         (530,482)      (150,453)

Accretion of preferred
  stock dividends
  (Unaudited)............     --          --           --         --            (17,487)     --          --             (17,487)
Conversion of preferred
  stock Class C
  (Unaudited)............     --          --        1,530,950     15,310      2,263,804      --          --           2,279,114
Redemption of preferred
  stock Class B
  (Unaudited)............     (1,000)     (1,000)      --         --           (307,000)     --          --            (308,000)
Issuance of common stock
(Unaudited)..............     --          --        2,645,000     26,450     16,083,653      --          --          16,110,103
Exercise of common stock
options (Unaudited)......     --          --          493,332      4,933        979,192      --          --             984,125
Repurchase and retirement
  of common stock
  (Unaudited)............     --          --          (21,856)      (219)      (272,869)     --          --            (273,088)
Net income for the period
  ended March 31, 1997
  (Unaudited)............     --          --           --         --           --            --        1,930,930      1,930,930
                             ---------------------------------------------------------------------------------------------------
Balance, March 31, 1997
(Unaudited)..............     --       $  --        8,237,877  $  82,379  $  19,072,417  $   --      $ 1,400,448  $  20,555,244
                             ---------------------------------------------------------------------------------------------------
                             ---------------------------------------------------------------------------------------------------

    See accompanying notes to consolidated financial statements.

                           ACE*COMM CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                    FOR THE NINE MONTHS ENDED
                                                                            MARCH 31,
                                                                    -------------------------
                                                                        1997         1996
                                                                    ------------  -----------
Cash flows from operating activities:
Net income........................................................  $  1,930,930  $   778,658
Adjustments to reconcile net income to net cash (used for)
  provided by operating activities:
 Depreciation.....................................................       287,618      204,777
 Amortization of capitalized software.............................       447,650      389,766
Changes in operating assets and liabilities:
 Accounts receivable..............................................    (5,562,403)    (213,943)
 Inventories......................................................      (188,943)    (395,788)
 Other assets.....................................................        25,533     (100,299)
 Accounts payable.................................................    (1,375,931)     812,455
 Accrued expenses.................................................      (217,232)     171,043
 Accrued compensation.............................................       331,637      250,529
 Income taxes payable.............................................       736,022      --
 Deferred revenue.................................................       220,267     (379,267)
                                                                    ------------  -----------
Net cash (used for) provided by operating activities..............    (3,364,852)   1,517,931
                                                                    ------------  -----------
Cash flows from investing activities:
Purchases of property and equipment...............................    (1,239,009)    (160,532)
Additions to capitalized software development costs...............      (965,735)    (479,336)
                                                                    ------------  -----------
Net cash used for investing activities............................    (2,204,744)    (639,868)
                                                                    ------------  -----------
Cash flows from financing activities:
Net (decrease) increase in line of credit.........................    (4,446,563)     719,626
Other borrowings..................................................       --           105,539
Payments on debt..................................................      (271,214)  (1,925,946)
Principal payments under capital lease obligation.................       (11,612)     --
Net proceeds from common stock issued.............................    16,110,103      --
Exercise of common stock options..................................       984,125       29,322
Repayment of stock subscriptions receivable.......................       --             5,900
Repurchase and retirement of common stock.........................      (273,088)     --
Redemption of class B preferred shares............................      (308,000)     --
                                                                    ------------  -----------
Net cash provided by (used for) financing activities..............    11,783,751   (1,065,559)
                                                                    ------------  -----------
Net increase (decrease) in cash and cash equivalents..............     6,214,155     (187,496)
Cash and cash equivalents at beginning of period..................       369,206      189,903
                                                                    ------------  -----------
Cash and cash equivalents at end of period........................  $  6,583,361  $     2,407
                                                                    ------------  -----------
                                                                    ------------  -----------

    See accompanying notes to consolidated financial statements.

                                 ACE*COMM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of ACE*COMM Corporation and its subsidiaries ("ACE*COMM" or the Company). The financial statements have been prepared by ACE*COMM in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the audited financial statements and footnotes included in the Company's Registration Statement, Form S-1.

    Pro forma income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of common stock equivalent shares of common stock options and assuming the conversion of redeemable preferred stock as of the beginning of the period presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices below its initial public offering price during the twelve month period prior to the initial public offering date (using the treasury stock method and an offering price of $7.00 per share) have been included in the calculation of pro forma income per share for all periods except the three months ended March 31, 1997, as if they were outstanding for all of the period regardless of whether they are dilutive.

RECLASSIFICATIONS

    Certain prior year information has been reclassified to conform with current year presentation.

INITIAL PUBLIC OFFERING

    On August 13, 1996, in connection with the Company's initial public offering, 2,875,000 shares of Common Stock, 2,645,000 of which were offered by the Company, were sold at $7.00 per share. The net proceeds raised by the Company totaled $16,110,103.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

    ACE*COMM Corporation ("ACE*COMM" or the "Company") develops, markets and services operations support systems ("OSS") products for networks deployed by telecommunications service providers. These include telephone companies, other public carriers and large enterprises operating data and voice networks. The Company's products perform such functions as billing data collection, network surveillance, alarm processing and network management for some of the largest carriers and enterprises in the world.

    The Company sells its products through direct channels and through its strategic alliance partners, for delivery to end users in the United States and abroad. Since June 1994, the Company, consistent with its strategic emphasis, derived most of its revenue from sales of its carrier network products. The Company expects such sales to provide a major percentage of its revenue for at least the next several years. The balance of the Company's revenue is derived from the sale of network management products to enterprise customers, including the armed forces and agencies of the U.S. government.

    Substantially all of the Company's revenue derives from dollar-denominated sales and, although the Company in its most recent fiscal years has had significant sales to foreign end users, it does not have significant foreign operations. The Company maintains no inventory abroad, shipping all products from the United States, pursuant to terms of orders issued by customers.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items on the Company's statement of operations as a percentage of revenue:

                                                                                  FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                                                                         ENDED                 ENDED
                                                                                       MARCH 31,             MARCH 31,
                                                                                  --------------------  --------------------
                                                                                    1997       1996       1997       1996
                                                                                  ---------  ---------  ---------  ---------
Revenue--products and services..................................................      100.0%     100.0%     100.0%     100.0%
Costs and operating expenses:
 Cost of products and services..................................................       48.1%      51.6%      48.6%      53.5%
 Selling, general and administrative............................................       34.2%      29.3%      34.3%      33.6%
 Research and development.......................................................        3.7%       5.4%       5.4%       4.8%
                                                                                   ---------  ---------  ---------  ---------
Income from operations..........................................................       14.0%      13.7%      11.7%       8.1%
                                                                                  ---------  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------  ---------


REVENUES

    Revenues for the quarter ended March 31, 1997 were $8.2 million, up $3.3 million, or 67.3%, over the prior year third quarter. Revenues for the nine months ended March 31, 1997 were $21.7 million, as compared to $13.1 million for the nine months ended March 31, 1996, an increase of 65.6%. The increase in revenues is primarily a result of increased sales volumes of the Company's products. The Company's carrier network products sales volume increased primarily as a result of shipments to Telefonos de Mexico S.A. de C.V. ("TELMEX"), ICL Enterprises, Samsung Electronics and Iljin Corporation while an increase in the Company's network management products was primarily attributable to sales to WinStar Telecommunications Group, GeoPhone Company, L.L.C. and Tubedale Communications Limited. Third quarter 1997 carrier network revenues grew 46.6% over the March 1996 quarter and represented 62.6% of the total quarterly revenue, compared to 71.9% in the March 1996 quarter. For the nine months ended March 31, 1997, carrier network revenues grew 77.4% over the same period in 1996, representing 74.5% of total revenues, compared to 70.0% in the previous year.

COST OF PRODUCTS AND SERVICES

    Cost of products and services were $4.0 million, or 48.1% of revenue, for the quarter ended March 31, 1997 and $2.5 million, or 51.6% of revenue, for the quarter ended March 31, 1996. For the nine months ended March 31, 1997, cost of products and services were $10.6 million, or 48.6% of revenue, as compared to $7.0 million, or 53.4%, for the nine months ended March 31, 1996. The increase in costs is primarily attributable to hardware costs associated with shipments to TELMEX, ICL Enterprises, Samsung Electronics and Iljin Corporation and to an increase in labor costs required to produce the increased revenues over the previous year. Travel and contractor costs also increased primarily due to extensive efforts required by international contracts, such as TELMEX, Samsung Electronics and Iljin Corporation. Gross margins were 51.9% and 48.4% for the quarters ending March 31, 1997 and 1996, respectively, and 51.4% and 46.6% for the nine months ended March 31, 1997 and 1996, respectively. Gross margins improved over the comparable periods of the prior year primarily as a result of an increase in higher margin software revenue.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses were $2.8 million, or 34.2% of revenue, for the quarter ended March 31, 1997, and $7.5 million, or 34.3% of revenue, for the nine months ended March 31, 1997. By comparison, selling, general and administrative expenses were $1.4 million, or 29.3% of revenue, for the quarter ended March 31, 1996, and $4.4 million, or 33.6% of revenue, for the nine months ended March 31, 1996. The increase in expenses is primarily attributable to an increase in personnel and related fringe costs due to growth of the Company, intensified marketing efforts, additional commission expense due to increase in revenues, an increase in office rent as a result of the relocation of the Company's headquarters to a larger facility, growth in other facility costs due to the increase in personnel and non-recurring expenses related to the relocation.

RESEARCH AND DEVELOPMENT

    Research and development expenses for the quarter ended March 31, 1997 were $300,000, or 3.7% of revenue, compared to $264,000, or 5.4% of revenue, for the quarter ended March 31, 1996. For the nine months ended March 31, 1997, research and development expenses were $1.2 million, or 5.4% of revenue, compared to $631,000, or 4.8% of revenue, for the nine months ended March 31, 1996. The increase is primarily attributable to the addition of software development engineers to continue the development and enhancement of the Company's products.

INTEREST (INCOME) EXPENSE

    Net interest (income) expense was ($85,000) for the quarter ended March 31, 1997 and $85,000 for the quarter ended March 31, 1996. For the nine months ended March 31, 1997, net interest (income) expense was ($124,000) as compared to $286,000 for the nine months ended March 31, 1996. The increase in net interest income reflects the application of proceeds from the Company's initial public offering in the first quarter of fiscal 1997, which allowed the company to repay bank debt and invest remaining funds.

PROVISION FOR INCOME TAXES

    The provision for income taxes was $470,000 for the quarter ended March 31, 1997 and $736,000 for the nine months ended March 31, 1997. No income tax provision was recorded for the quarter and nine months ended March 31, 1996 since any provision was offset by a similar decrease in the valuation allowance. Due to the availability of operating loss carryforwards and tax credits, the Company did not begin to incur tax expense until the second quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1997, the Company had $6.6 million in cash and cash equivalents and $16.4 million in working capital. These values represent increases of $6.2 million in cash and cash equivalents and $14.5 million in working capital over the year ended June 30, 1996. These increases are primarily related to the Company's initial public offering of common stock, which raised net proceeds of $16,110,103.

    For the nine months ended March 31, 1997, cash flows used in operations were $3.4 million compared to cash provided from operations of $1.5 million for the nine months ended March 31, 1996. The decrease in cash flow was comprised primarily of an increase in accounts receivable of $5.6 million resulting from advance billings on new orders and billings related to shipments made late in the third quarter of 1997 and a decrease in accounts payable of $1.4 million resulting from the Company's effort to reduce the age of its accounts payable subsequent to the initial public offering. These decreases were offset by the net income for the period of $1.9 million, the increase in income taxes payable of $736,000 and the increase in depreciation and amortization of assets of $141,000.

    Cash used for investing activities during the nine months ended March 31, 1997 was $2.2 million as compared to $640,000 for the nine months ended March 31, 1996. The cash used for the nine months ended March 31, 1997 includes $1.2 million in capital expenditures and $966,000 for capitalized software development activities. The capital expenditures include purchases of computers, equipment and furniture resulting from Company growth. The capitalized software is primarily attributable to the development of new switch interfaces for carrier network products targeted for sales in Korea and other foreign end users as well as the continued development of the Company's network management products.

    Funds generated by the Company's initial public stock offering afforded the opportunity to reduce bank and other debt obligations by $5.3 million in the nine months ended March 31, 1997. Currently, the Company has two lines of credit with Crestar Bank, totaling $3.5 million, both of which expire on November 30, 1997. At March 31, 1997, no amounts were outstanding under the two credit facilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) effective for certain stock-based transactions entered into after December 15, 1995. In accordance with the standard, the company intends to continue to measure compensation expense for its stock option plan using the intrinsic value method prescribed by Accounting Principles Bulletin No. 25, "Accounting for Stock issued to Employees." The company intends to adopt any material disclosure provisions of FAS 123 in the June 30, 1997 financial statements.

Part II: Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        NUMBER                   DESCRIPTION
        ------                   -----------
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

                                ACE*COMM CORPORATION


DATE__________________                  BY:____________________________________
                                           GEORGE T. JIMENEZ
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                           ____________________________________
                                           JEFFREY S. SIMPSON, VICE PRESIDENT--
                                           FINANCE
                                           (PRINCIPAL FINANCIAL OFFICER)