Form 10-K
period 1997-06-30
ACE COMM CORP
filed 1997-10-01
CIK 1017526

DC01/0058526v2

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-K

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934
                  For the fiscal year ended June 30, 1997
                                    OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                      Commission file number 0-21059

                           ACE*COMM CORPORATION
          (Exact name of registrant as specified in its charter)

                Maryland                         52-1283030
     (State or other jurisdiction of       (I.R.S. Employer I.D.
     incorporation or organization)                 No.)
         704 Quince Orchard Road
      Gaithersburg, Maryland 20878                 20878
(Address of principal executive offices)         (Zip Code)

    Registrant's telephone number, including area code:  (301) 721-3000

     Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act:

                               Common Stock
                              $.01 par value
                             (Title of class)

      Indicate  by  check mark whether the registrant  (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
YES  X         NO

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of September 26, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant (i.e. persons who are not directors, officers or affiliated therewith) was approximately $96,621,981
[       ]  million (4,656,481([              ] shares of Common Stock at  a
closing  price  on  the NASDAQ National Market of $20.75[       ]  on  such
date).  Outstanding as of September 26, 1997 were 8,641,505 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its annual meeting to be held on November 19, 1997 are incorporated by reference in
Part III.
                  Exhibit Index located at page  [     ].

                      ACE*COMM CORPORATION

                        TABLE OF CONTENTS
                                                       PAGE
                             PART I
Item 1.        BUSINESS                                  3

Item 2.        PROPERTIES                                    14

Item 3.        LEGAL PROCEEDINGS                             14

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                              14

Item 4A.       EXECUTIVE OFFICERS OF THE REGISTRANT          15

                             PART II
Item 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND
      RELATED
                STOCKHOLDER MATTERS                      16

Item 6.        SELECTED FINANCIAL DATA                       17

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
19

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA   29

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE        47

                            PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
48

Item 11.  EXECUTIVE COMPENSATION                             48

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                48

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
48

                             PART IV
Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K                           49

                             PART I

ITEM 1.  BUSINESS

Background and Overview

     ACE*COMM is a Maryland corporation incorporated in 1983.
The Company develops, markets and services Operations Support System ("OSS") hardware and software solutions for networks deployed by telecommunications service providers, such as post, telephone and telegraph companies ("PTTs"), incumbent or competitive local exchange carriers, national or international long distance carriers and other public or private carriers. The Company also sells solutions for service and network management to large enterprises operating internal data and voice networks. The Company's products perform such functions as billing data collection, billing, network surveillance, alarm processing and network traffic management for some of the largest carriers and enterprises in the world.

     The Company develops close, long-term relationships with many of its customers, from the early stage of project development through product installation and upgrading, to implement solutions that can operate on a stand-alone basis and be tailored to a customer's specific network. The Company has developed, and continuously refines, its base of hardware and software products, which can be tailored to meet the current and evolving requirements of its customers. The Company works closely with customers after initial implementation, to enable customers to include new features, expand into additional markets or operate with new network technologies and protocols. In addition, the Company provides ongoing support, maintenance and training related to the customer's system.

Strategy

     The Company's objective is to be the market leader in the markets in which it participates by providing advanced technology products to a range of customers, including existing carriers, new and emerging carriers, and large enterprises both directly and through its strategic alliances. Using its technological leadership the Company creates products that perform real-time data collection, subscriber data warehousing and network data management in support of communications networks. Maintaining high quality is an additional important feature of the strategy, including the registration of its processes and procedures under the international quality standard ISO 9001.

Markets

     In the past the Company's products have been sold primarily in two markets, the carrier network market and the enterprise network market. Carriers comprise companies such as the regional Bell operating companies ("RBOCs"), PTTs, large independent phone companies and large wireless companies. Enterprise network customers comprise such companies as the Fortune 1000 businesses, government agencies, colleges, armed forces installations, and large medical complexes.

     Over the past year new markets have developed for the Company's products in the area of new and emerging carriers. These markets include new wireless carriers, long distance carriers, and competitive local exchange carriers (CLECs). Based on the Company's knowledge and experience gained from successfully marketing its products to the existing carrier network and enterprise network markets, it is enhancing some of its products and developing new products to compete in the new and emerging carrier market.

Products, Services and Distribution

     Traditional Carrier Network Products

     The Company's traditional carrier network products have been installed in over 800 end user sites in 37 countries. The Company's traditional carrier network product customers accounted for approximately 65.3% of the Company's total revenue in fiscal 1997. The Company's traditional carrier network product customers in fiscal 1997 which contributed 10% or more of the Company's revenue from such customers were Telefonos de Mexico, S.A. de C.V. ("TELMEX") and Samsung Electronics, which contributed 26.1% and 15.8%, respectively, of revenue from such customers and 17.1% and 10.3%, respectively, of total Company revenue.

     The Company's traditional carrier network products consist of software and hardware which is connected to existing network infrastructures. These products meet the requirements of the existing voice and data wireline businesses and the growing markets of cable television, the Internet and wireless businesses. The automation of data collection and distribution from remote switches enables carriers to operate larger, increasingly complex systems with more customer features, more reliably, more cost effectively and with fewer personnel. The Company's traditional carrier network products are designed to facilitate more accurate and more frequent billing, thereby reducing billing lag time and accounts receivable. They also support carriers' ability to track calling patterns, manage fraud, perform fault management, improve network performance, and verify that calls are not needlessly routed through inefficient or expensive paths. These products enable a carrier to increase the size of its system and provide its end users with better service, in remote and international locations. Following are descriptions of the Company's principal traditional carrier network products:

     Data Collection

DCMS - DCMS, Distributed Call Measurement SystemO, is a hardware and software based microprocessor controlled product which collects call record data from telephone switches and electronically transmits them to a central location, where the data can be processed for such purposes as billing, traffic analysis and fraud management. The DCMS eliminates magnetic tape storage units and manual data collection, reduces processing costs, and increases the accuracy of billing data which, in turn, increases revenue. The most recent version of DCMS, NEDSO, Network Element Data Server, can provide the data on a real-time basis. The Company also offers the DCMS*PLUSO, a version of DCMS which is based on a new technology platform and is targeted at carriers in third world and

     Billing Reports and Access to Customer Data

emerging countries. These products can be adapted to support virtually all wireline and wireless telephone switches.

     UPS-32 - UPS-32, Universal Polling System-32O, is a mini-computer, server or PC-based product, programmed to control the collection and transmission of call detail records transmitted by multiple DCMS units and similar equipment of other vendors. UPS-32 collects call data from dispersed switch sites, processes and formats the data on a customer-defined schedule, and distributes the data to the customer's billing center. The most recent version of UPS-32, CANSO, Central Access Network Server, collects and distributes data in real-time.

     TREX*COMMO - TREX*COMM is a software-based product designed for local exchange carriers who use network switches to provide customer premises voice and data communication services for business customers, under a service concept called CENTREX. TREX*COMM automates the transfer of CENTREX call usage data from remote switch sites to customers' equipment and sorts records by customer codes, group codes, or other identifying data fields. Using standard modem protocols, customers can dial the TREX*COMM system to retrieve their data. Running on UNIX platforms and used in conjunction with a data collection product, such as the DCMS, TREX*COMM makes network information available to CENTREX subscribers to enable them to manage and control data.

     Surveillance and Alarm (traffic reporting)

     UTS-32 - UTS-32, Universal Traffic System-32O, uses information gathered by DCMS products or other providers' data collection products to provide reports on system traffic and usage on a periodic basis. UTS-32 produces hourly group traffic reports, multi-day study reports, multi-day load balancing reports, multi-day group traffic analyses, weekly historical usage reports, yearly trunk forecasting reports, and other engineering information used to monitor and maximize the efficiency of the system and enable the carrier to minimize down-time.

     N*VISIONO - N*VISION, a successor to the Company's RTMS, Real Time Management System, a system originally developed for Teleglobe, monitors network data in real-time and provides, from a single data base, information for billing, fraud detection, subscriber management and network management. The heart of N*VISION is a 600 gigabyte data warehouse. N*VISION uses NEDS to capture call records in real-time from remote switches. N*VISION processing software presents the data for analysis within seconds of call completion.

     ANMS - ANMS, AMAT Network Management SystemO, monitors the elements of a billing network. ANMS is a mini-computer based product that collects and reports on alarms sent by DCMSs, UPS-32s and other network elements in the billing system to assure that no billing data is lost. In addition, ANMS serves as a user interface and collects system logs from the network elements. The Company presently is adding standard network management protocols to ANMS.

     Enterprise Network Management Products

     The Company's enterprise network management products have been installed in over 120 end user sites in 10 countries. Such products accounted for approximately 24.4% of the Company's total revenue in fiscal 1997. The Company's enterprise network management product customers in fiscal 1997 which contributed 10% or more of the Company's revenue from such customers were ANSTEC and GTE Government Systems, which contributed 28.2% and 18.7%, respectively, of revenue from such customers and 6.9% and 4.6%, respectively, of total Company revenue.

     The Company's enterprise network management products meet the requirements of network managers of large, growing and increasingly complex integrated voice and data networks. These products are designed to enable the managers to operate their networks more effectively, to more accurately control costs, to minimize network down time, and to implement other network management features as their requirements grow and change. Following are descriptions of the Company's principal enterprise network management products.

     NetPlus Voice and Data Network Management System- The NetPlus family of network management products consists of five systems designed to automate network operations and management functions. These systems employ a client server architecture and common database that permit them to operate either independently or as an integrated whole. NetPlus products are scaleable, providing flexibility to accommodate a broad range of network sizes and multiple locations. The Company typically provides NetPlus products as fully integrated hardware and software configurations. These products are intended to manage private voice and data networks for 1,000 to 50,000 users. These products allow a network to automate tasks such as alarm processing, connectivity tracking, automatic cable and channel assignment, creation of subscriber and circuit records, inventory control, traffic surveillance and management, work order and trouble ticket processing, directory assistance and subscriber billing.

     WinSNMP - A set of SNMP utilities developed by the Company that are sold to telecom equipment manufacturers. This product is a highly integrated SNMP applications set that enables end-users on Microsoft Windows platforms to execute SNMP operations against their network devices, servers and managed desktops. The set includes end-user kits for users, experts and the enterprise.

     New and Emerging Carrier Products

     The Company's new and emerging carrier network products have been installed in over seven new and emerging carriers in the U.S. in fiscal 1997. These customers accounted in the aggregate for approximately 10.3% of the Company's total revenue in fiscal 1997.

     In addition to marketing the products developed for the traditional carriers, the Company is developing new products for this market. The Company has enhanced its NetPlus product to provide an integrated suite of applications for new and emerging carriers. This new market segment requires modular, scalable applications that can be implemented in a few months. The Company's products provide most of the features necessary for billing, customer care and OSSs. In addition to the NetPlus products the Company has developed the following products for the new and emerging carrier markets:

     PRO*VISION - PRO*VISION is an integrated suite of applications that addresses the billing, customer care and OSS requirements of new and emerging carriers. Its flow-through subscriber service creation design permits carriers to meet the multi-service based operational support and network management requirements mandated in the market. This product is a multi-service (voice, data, cable, long distance, etc.) management offering that performs advanced, integrated customer management, operations support and network maintenance to automate the carrier-wide functions of a multi-service carrier. The product consists of three major subsystems which employ a client server architecture and common database that permit them to operate independently or as an integrated product.

     The Company employs a documented Quality Management Program to monitor the quality of its products and detect errors and has an internal Quality Management Committee to set quality objectives for the Company and a Quality Assurance Department to implement and monitor compliance with the applicable procedures. The Company has experienced no product returns in the past
11 years as a result of undetected errors. Where undetected errors occur, the Company may incur additional costs and delays in order to remedy the errors.

Sales and Marketing

     The Company sells products through direct sales and through the Company's strategic alliance partners. See "Strategic Alliances and Other Customers." In fiscal 1997, sales to strategic alliance partners and through the direct sales force comprised approximately 57.2% and 42.8% of revenue, respectively. At present, the Company is increasing its sales efforts through more aggressive sales and marketing strategies. The Company is hiring additional experienced, direct sales representatives and increasing the number of strategic alliances by adding non-exclusive third party distribution channels and alliances with new carriers, communications equipment manufacturers, computer equipment manufacturers, software developers and telecom consultants, to market the Company's products.

     The sales process for new contracts generally requires a significant investment of time and money and takes from several months to several years. This process involves senior executives, sales representatives and support personnel and typically requires presentations, demonstrations, field trials, and lengthy negotiations. The Company spends a significant amount of time consulting with strategic partners and end users to adapt its products to meet end user requirements. Through ongoing sales, maintenance, training and systems analysis, the Company maintains contact with its partners and end users to determine their evolving requirements for updates and enhancements. Through these processes, the Company gains valuable industry expertise, as well as the ability to identify emerging industry applications and new sales opportunities.

Customer Support

     The Company believes that a high level of engineering and development services and customer support is critical to the Company's continuing success in developing relationships with its strategic partners and end users. To augment its sales efforts, the Company offers product-related engineering and development services, requirements analysis, project management, system design, tailoring and installation, training, ongoing support and upgrades. The Company offers technical customer support 24 hours per day, seven days per week. Support is provided via telephone, remote login, e-mail and, if necessary, on-site assistance. In addition, the Company has established a World Wide Web site on the Internet which keeps customers informed of product developments. International customers are supported directly by the Company or by local representatives that have been trained by the Company. These representatives do not represent the Company exclusively. The Company also conducts training classes for its strategic partners and other customers.

Strategic Alliances and Other Customers

     In order to develop, market and distribute its products effectively, the Company has established strategic alliances with several large organizations: telecom equipment manufacturers, computer equipment manufacturers, and telecom systems integrators (the "strategic alliance partners" or "partners") to which the Company sells products for use by them or their customers. The Company's strategic alliances apply to its traditional carrier network products, new and emerging carriers, and its enterprise network management products. Each alliance is designed to do one or more of the following: develop products designed to meet the needs of the partner or its customers, establish a joint marketing relationship to include Company products in systems sold by the partner, and create a reseller channel for the Company's products.

     A strategic alliance typically involves a formal agreement between the Company and the strategic alliance partner, pursuant to which the parties agree to develop and sell products to the partner for use by the partner, or by its customers who are in such cases the end users of the Company's products. Each agreement specifies the terms of the alliance, which may include parameters for product development and product specifications, product pricing, the terms of intellectual property ownership, and the responsibilities of each partner for system integration, proposal drafting, sales and marketing. Once the products are developed, the strategic alliance partner will issue specific orders to the Company from time to time to purchase products, subject to the terms of the overall agreement. The products are purchased and paid for by the partner either for its own use or for resale to its customers directly or as part of a larger system installation. Sales to a strategic alliance partner may vary from period to period, depending on the timing of orders, which in turn may depend on a number of factors, including the completion of the Company's product development, the partner's marketing and sales efforts to its customers, the timing of orders from the partner's customers, and various internal financial, strategic and other factors specific to a partner or any of its customers. Accordingly, sales to a partner in one period are not necessarily predictive of sales to the partner in future periods.

     The following is a list of the Company's most significant strategic alliances in fiscal 1997:

Traditional Carrier Network Products

AT&T World Services, Inc. ("AT&T World Services") - selected the DCMS and UPS-32 as operating components of its billing analysis systems for international toll gateways, to be sold to customers worldwide. These systems are used to collect data for traffic analysis and billing.

Cincinnati Bell Information Systems, Inc. ("CBIS") - CBIS is the largest cellular billing service provider in the world. The Company and CBIS developed a customized version of the DCMS which contains information management software designed to meet the needs of cellular service providers.

Guangzhou Riccson Computing Co. Ltd. - is installing the
Company's DCMS products as part of its own billing system, in the People's Republic of China.

IBM - is marketing the Company's NEDS and CANS products as part of its own billing system.

International Computers Limited - is installing the Company's
NEDS and CANS products along with its own billing system for Vodafone Limited in the United Kingdom and the national cellular carrier in Indonesia.

Lucent Technologies, Inc. (formerly AT&T Network Systems) - developed an OEM version of the DCMS to be used in combination with Lucent's BILLDATS (corresponding to the Company's UPS-32/CANS product) collection software with the Company. Lucent has deployed BILLDATS systems incorporating the Company's products in various domestic and international teleprocessing projects.

Newbridge Networks and Siemens - contracted with the Company to develop usage sensitive billing software for Frame Relay and ATM products which will be offered as part of their network and service management products.

Samsung Electronics Company, Limited, LG Information and
Communications, Limited and ILGIN Corporation - formed a consortium ("Korean Consortium") to provide a billing data collection system for Korea Telecom, the national carrier for the Republic of South Korea. The consortium has purchased significant quantities of the Company's products for installation in the Korea Telecom network.

Stratus - sells the Company's N*VISION, UPS-32, and CANS products with its computer platforms.

Tandem - is marketing the Company's UPS-32 and CANS products as components of its hardware products.

Teleglobe Canada, Inc. - Teleglobe is the government chartered international long distance provider for Canada. Teleglobe has developed with the Company a data collection network, data warehouse and operator display system to capture and monitor international traffic and usage data and provide information for fraud detection and other OSS functions on a real-time basis. The result of this cooperative development project was the Company's N*VISION product, which is being marketed to other carriers worldwide.

Enterprise Network Management Products

ANSTEC, Inc. - teamed with the Company and was selected, through a competitive procurement process, to install the Company's
NetPlus products at 107 U.S. Air Force bases and 50 other U.S.
government installations throughout the world.

Amerind, Inc. - installed a version of the Company's NetPlus products as a part of the U.S. Army's automated directory attendance system at installations throughout the United States.

AT&T Corporation, Federal Systems Division - provides telephone systems for the Executive Branch of the U.S. Government.

GTE Government Systems - provides telephone systems at military facilities throughout the world. The Company, as a subcontractor to GTE Government Systems for network management products, installs and supports NetPlus products at 40 of these military facilities.

ISI Infortext - worked with the Company to develop a Windows NT
Version of NetPlus and is selling the Company's NetPlus products in the U.S. to enterprise customers.

Tubedale Communications Ltd. - integrates the Company's NetPlus products into its Telemasys system to be marketed in Europe, Africa and the Middle East.

New and Emerging Carrier Products

Eagle Telecommunications Management Inc. - sells the Company's
PRO*VISION products as part of its central office switch products, internationally to new and emerging carriers.

GeoPhone LLC - sells the Company's NetPlus products as part of its satellite communications products internationally.

Stratus - sells the Company's PRO*VISION product as part of its client server system.

  The following is a list of some of the Company's other most significant customers in fiscal 1997 that have installed the Company's products within their organizations:

  ALLTEL - is using the Company's UPS-32 product to provide billing data collection services to its customers.

  Citizens Utilities - purchased DCMS systems for installation in its telephone operating units.

  GTE Telops (a division of GTE Telephone Company) - purchased
  DCMS systems for installation on certain switch types throughout its network.

  Telefonos de Mexico, S.A. de C.V. - TELMEX, the national and local long distance carrier of Mexico, selected the Company to upgrade data collection throughout its switch network system.

  WinStar Telecommunications- using the Company's PRO*VISION billing application for call record collection and mediation to support its retail billing application.

     As more ATM and Frame Relay switches are incorporated into carrier and enterprise networks, it will become increasingly important for network managers to be able to bill customers based on actual usage. Pursuant to an agreement with Newbridge, the Company has developed a billing component for advanced data switches, which provides access providers with flexible options for billing users of data network services. The Company received an up-front payment for the development work and will receive on-going fees with respect to sales of the software by Newbridge to its customers. For fiscal 1997, revenues from this agreement have not been material. The Company anticipates similar opportunities to develop other network edge technologies for equipment and service providers in the growing market for data services.

     The Company plans to continue to develop and expand its strategic alliances with established, well-recognized industry leaders, as it believes that these alliances enable the Company to increase sales most cost-effectively and successfully position it to increase market penetration of its products.

Backlog

     The Company tracks two types of backlog: "order backlog," which represents signed purchase orders, and "contract backlog," which represents signed project contracts that become order backlog upon the signing of specific purchase orders. Order backlog was approximately as follows: $3.6 million, $10.4 million and $7.0 million at June 30, 1995, 1996 and 1997, respectively. Contract backlog was approximately: $1.0 million, $37.2 million and $45.8 million at June 30, 1995, 1996 and 1997, respectively.

     The Company's contracts are large and technically complicated and require a significant commitment of management and financial resources from the Company's customers. The development of a contract typically is a lengthy process because it must address a customer's specific technical requirements and often requires internal approvals that require substantial lead time. Accordingly, the Company may experience significant variations in revenue from quarter to quarter, reflecting delays in contract signing or contract order deliveries. No assurance can be given that current backlog will necessarily lead to revenue in any future period.

Competition

     Competition in the market for the Company's products is driven by rapidly changing technologies, evolving industry standards, frequent new product introductions and enhancements and rapid changes in customer requirements. To maintain and improve its competitive position, the Company must continue to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers.

     The Company expects the continued growth of the traditional carrier market, new emerging carrier market, and the large enterprise network management market to encourage new competitors to enter the markets in the future. The Company believes that the principal competitive factors in these markets include specialized project management capabilities and technical expertise, compliance with industry quality standards and protocols, customer support, product features such as adaptability, scaleability and flexibility, ability to integrate with other products, functionality and ease of use, product reputation, responsiveness to customer needs, and timeliness of implementation. In the future, the Company will be required to respond promptly and effectively to the challenges of technological change and its competitors' innovations.

     In the traditional carrier network products market, the Company's current and prospective competitors include (i) large carriers which internally develop full system products for themselves, tailored to their particular specifications, (ii) companies, such as Axiom, Inc., Comptel, CGI, Inc. ("CGI"), and IDT - Alston that can supply individual billing data collection components, and (iii) vendors that supply product components, including Hewlett-Packard Company ("HP"), IBM Corporation ("IBM"), Moscom Corporation ("Moscom"), Objective System Integrators, Inc. ("OSI") and CGI.

     In the new and emerging carrier market, the Company's current and prospective competitors include (i) telecom equipment manufacturers that provide network products such as Lucent and Ericsson, (ii) companies that provide software applications for carriers, such as Stonehouse & Company ("Stonehouse"), Metasolv,
(iii) vendors that supply product components such as  HP and IBM,
(iv) companies that provide billing and customer care applications such as Kenan Systems, Scopus, and Clarify, and (v) companies that develop custom solutions like AMS, Perot Systems and CSC.

     In the enterprise network management products market, the Company's current and prospective competitors include
(i) companies that provide products for telephony networks, such as Telco Research Corporation, Complimentary Solutions, Inc., Stonehouse, Switchview, Inc., Moscom and OSI and (ii) companies that provide products for data networks, such as Remedy Corporation, Net Manage, Inc., Computer Associates International, Inc., FTP Software, Inc., Castle Rock Computing, HP, IBM and Sun Microsystems, Inc.

     The Company believes that its ability to compete in its markets depends in part on a number of competitive factors outside its control, including the ability of others to develop technology that is competitive with the Company's products, the price at which competitors offer comparable products and services, the extent of competitors' responsiveness to customer needs and the ability of the Company's competitors to hire, retain and motivate key personnel.

     The Company competes with a number of companies that have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition. As a result, the Company's competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than can the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry trends or changing customer requirements.

Research and Product Development

     The Company's research and development efforts are focused on developing new products to meet the growing needs of traditional carriers, new emerging carriers, and enterprises and on improving existing products by incorporating new features and technologies. The Company believes that the timely development of new products and enhancements is essential to its maintaining its competitive position in the marketplace. In its research and development efforts the Company works closely with customers, end users and leading technology vendors, often in cooperative product development and enhancement initiatives. The Company continually reviews opportunities to license technologies from third parties when appropriate based on timing and cost considerations. The Company believes that this approach facilitates and accelerates the development of new and enhanced products.

     The Company's efforts are influenced significantly by industry developments and by customer and end user requirements. New features may be tailored initially for delivery to a single customer and subsequently incorporated into future versions of the product which are available to all customers.

     During the fiscal years 1995, 1996 and 1997, product research and development expenses were $1.0 million, $1.0 million and $1.5 million, respectively.

Proprietary Rights and Licenses

     The Company does not currently hold any patents and relies on a combination of statutory and/or common law, copyright, trademark, contract and trade secret laws to maintain its proprietary rights to its products. The Company believes that, because of, among other things, the rapid pace of technological change in the telecommunication and software industries, patent protection for its products is a less significant factor in the Company's success than the knowledge, ability and experience of the Company's employees, the frequency of product enhancements and the timeliness and quality of support services provided by the Company.

     The Company generally enters into confidentiality agreements with its employees, consultants, customers and potential customers and limits access to, and distribution of, its proprietary information. Use of the Company's software products is usually restricted to specified locations and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products. The Company also seeks to protect its software, including the source code, as a trade secret and as a copyrighted work.

Employees

     At June 30, 1997, the Company employed a total of 195 employees, including 40 involved in manufacturing and quality assurance, 54 in research and development, 27 in sales and marketing, 28 in professional services and 46 in administration and finance. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.




ITEM 2.   PROPERTIES

     The Company leases space at four office locations:
Gaithersburg, Maryland; Montreal, Canada; Flemington, New Jersey; and Orlando, Florida. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required. The Gaithersburg offices are the Company's corporate headquarters and are used for product assembly, software and engineering development and support. The following sets forth information concerning the Company's Gaithersburg facilities:

Location           Squar  Lease          Annual Rent
                   e      Expiration
                   Foota
                   ge
Gaithersburg,       37,87  November 30,   $615,000
Maryland           4      2003           (subject to
                                         annual
                                         increases of
                                         approximatel
                                         y $20,000
                                         each year)


ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of the current executive officers of the Registrant as of June
30, 1997.

Name                         Ag  Position
                             e
George T. Jimenez             61  President, Chief Executive Officer
                                 and Chairman of the Board
S. Joseph Dorr                50  Vice President - Network
                                 Management Division
Dr. Thomas V. Russotto        52  Vice President - Carrier Networks
                                 Division
Jeffrey S. Simpson            42  Vice President - Finance
James M. Moore                55  Vice President - Marketing
Loretta L. Rivers             40  Secretary


     George T. Jimenez is the Chief Executive Officer of the Company and has served as President, Treasurer and a Director of the Company since its inception in 1983. From 1980 to 1983, Mr. Jimenez served as the President of the Company's predecessor.

     S. Joseph Dorr has been Vice President - Network Management
Division since 1988 and a Vice President of the Company since
1983. From 1983 to 1989, he served as Corporate Secretary of the Company. From 1980 to 1983, he served as Director of the Commercial Systems Division of the Company's predecessor.

     Dr. Thomas V. Russotto has been Vice President - Carrier
Networks Division since 1988 and a Vice President of the Company since 1985. From 1983 to 1985, he served as Director of Product
Development at the Company.

     Jeffrey S. Simpson has been Vice President - Finance of the Company since July 1996 and a financial consultant to the Company since March 1996. From 1988 to January 1996, Mr. Simpson served in various positions with The Compucare Company, a software development company, including Director of Finance from March 1990 to May 1993, Chief Financial Officer from May 1993 to August 1995 and Vice President, Finance, from September 1995 to January 1996. From 1985 to 1988, Mr. Simpson served as a Manager of Financial Planning and Analysis with U.S. Sprint.

     James M. Moore has been Vice President - Marketing of the Company since May 1996. From March 1994 to May 1996, Mr. Moore served as Vice President, Business Market of NYNEX, a telecommunications company, and from May 1992 to March 1994 he served as Managing Director, Business Market of NYNEX. From March 1989 to May 1992, Mr. Moore served as Managing Director, Marketing of New England Telephone Company.

     Loretta L. Rivers has been Corporate Secretary and
Administrative Supervisor of the Company since 1989 and has served in various capacities with the Company since its inception in 1983.

     The term of each executive officer will expire at the next annual meeting of the Board of Directors which is scheduled to be held November 19, 1997.

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK
          HOLDER MATTERS

Common Stock Prices

     The following table sets forth for the periods indicated the highest and lowest bid prices for the shares of common stock reported on the Nasdaq National Market.

                         Price Range of Shares
                         High      Low
Year Ended June 30, 1997:

1st Quarter (since August 13) 13.88          7.00
2nd Quarter                   16.00          9.75
3rd Quarter                   18.00          8.25
4th Quarter                   23.13          7.63

Common Stockholders

     As of September 26, 1997, 8,641,505 shares were held of record by 43 shareholders.

Dividends

     The Company has never declared or paid cash dividends on the Common Stock. The Company currently intends to retain earnings, if any, to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. The terms of the Company's bank credit facilities prohibit the payment of cash dividends. The future payment of cash dividends, if any, is also within the discretion of the Board of Directors and will depend on the future earnings, capital requirements, financial condition and future prospects of the Company and such other factors as the Board of Directors may deem relevant.

Use of Proceeds from Initial Public Offering

     The Company filed a registration statement on Form S-1, Registration No. 333-06731, which became effective August 12, 1996 (the "Offering") registering 2,500,000 shares of Common Stock, $.01 par value per share ("shares"). The Company previously reported Use of Proceeds from the Offering on Forms SR. As a result of a change in the applicable disclosure rules, the Company is hereby updating the disclosure previously made on such Forms. Item 11 of the Form SR filed for the period ended May 10, 1997 hereby is amended and restated as follows as of June 30, 1997:

Construction of plant,
building and facilities    $         0
Purchase and installation
of machinery and equipment 2,390,229
Purchase of real estate               0
Acquisition of other
business(es)               0
Repayment of indebtedness
                           4,446,563
Working capital
                           4,457,464

Temporary investment:
US Treasury Money Fund              4,695,353

Other purposes:
Redemption of Preferred Stock        308,000
Directors & Officers Insurance       155,750




ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data presented below for each of the Company's fiscal years in the five-year period ended June 30, 1997 and as of June 30, 1997, 1996, 1995, 1994, and 1993 are
derived from the audited financial statements of the Company.


                                Fiscal Year Ended June 30,
                       1993      1994      1995      1996     1997
                          (in thousands, except per share data)
Statement of
Operations Data
Revenue-products,
software licenses     $         $         $         $19,9    $
and services          11,137    14,523    12,415    83       33,684
Costs and Operating
expenses:
   Cost of products,
     software
licenses              5,870     7,675     6,579     10,83    17,627
     and services     4,065     5,473     6,049     6        10,992
   Selling, general                                 6,751
and                   780       573       1,045              1,472
     administrative                                 957
   Research and
development
Income (loss) from
operations            422       802       (1,258    1,439    3,593
                                          )
Interest expense
(income), net         53        156       335       379      (191)
Income (loss) before
income
  taxes and           369       646       (1,593    1,060    3,784
extraordinary                             )
  item
Income taxes          151       -         -         -        1,160
Income (loss) before
extraordinary item    218       646       (1,593    1,060    2,624
                                          )
Extraordinary item -
tax benefit of net
operating loss        151       -         -         -        -
carryforwards
Net income (loss)     $         $         $(1,59    $1,06    $
                      369       646       3)        0        2,624
Pro forma net income
per share                                           $        $ 0.32
                                                    0.18
Number of shares
used in computing
pro forma net income                                5,894    8,152
per share


                                         June 30,
                       1993      1994      1995      1996     1997
                                      (in thousands)
Balance Sheet Data:
Cash and cash         $    62   $         $  190    $        $
equivalents                     147                 369      7,920
Working capital       519       590       (1,374    1,897    17,835
(deficit)                                 )
Total assets          6,582     7,407     8,293     14,29    33,518
                                                    8
Total liabilities     4,763     4,943     7,414     12,18    11,809
                                                    7
Mandatorily
redeemable preferred  1,842     1,982     2,122     2,262    -
stock
Stockholders'
(deficit) equity      (23)      483       (1,242    (150)    21,709
                                          )

     The Company paid no dividend on its capital stock during any of the periods reported above.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company sells products to carriers and enterprises, both through direct channels and through strategic alliance partners, for delivery to end users in the United States and internationally. Since June 1994, the Company, consistent with its strategic emphasis, has derived most of its revenue from sales of its carrier network products to traditional carriers. The Company expects such sales to increase as a percentage of its revenue for at least the next several years. The balance of the Company's revenue is derived from the sale of products and software licenses to new and emerging carriers and to enterprise customers, including agencies of the U.S. Government.

     The Company's products typically are sold pursuant to contracts having an aggregate value of several hundred thousand to several million dollars. Contracts for the Company's traditional carrier network products typically require the delivery of products, including hardware and licensed software, along with installation, training and post contract support services. Contracts for new and emerging carriers and enterprise networks typically require the Company to license, in perpetuity, software applications and provide hardware and services that include installation, training and post contract support. Software, hardware and services sold pursuant to new and emerging carrier and enterprise network contracts are separately priced. At the expiration of the post contract support period, customers are offered the opportunity to purchase additional support services.

     The Company derives revenues from software license fees, hardware sales, and product related services. Revenue from hardware sales is recognized upon delivery while revenue from product related services is recognized as the services are rendered. The Company's software licenses to end users generally provide for an initial license fee to use the product in perpetuity. Under certain contracts, the Company licenses the source code of its software to resellers for subsequent modification and resale. Revenue from software licenses is recognized after the software has been delivered, all significant uncertainties regarding acceptance have expired and all significant obligations have been fulfilled. Costs relating to insignificant obligations are accrued. Revenue from contracts with payment terms in excess of one year is recognized to the extent of payments that are probable and due within one year. Revenue related to obligations to provide post contract customer support without charge is unbundled from the license and recognized ratably over the term of the agreement. Revenue from maintenance services is recognized ratably over the term of the related agreement. For contracts involving significant production, modification or customization of hardware and software, revenue is recognized using the percentage of completion method, based on performance milestones specified in the contract, which fairly reflect progress toward contract completion.

     The Company sells its products either as components in the products or systems developed and marketed by its strategic partners or directly to end users. The Company typically experiences higher margins in connection with its direct sales contracts, offset in part by relatively higher sales and marketing expenses.

     The Company tracks two types of backlog: "order backlog," which represents signed purchase orders, and "contract backlog", which represents signed project contracts that become order backlog upon the signing of specific purchase orders. Order backlog was $7.0 million at June 30, 1997, compared to $10.4 million at June 30, 1996.

     The Company's revenue typically is concentrated among certain customers, the largest of which in fiscal 1997 consisted of TELMEX, Samsung Electronics, LG Information & Communications,
Ltd. and ANSTEC, Inc.   These customers represented approximately
17.1%, 10.3%, 7.4% and 6.9%, respectively, of total revenue for the year ended June 30, 1997.

     Substantially all of the Company's revenue is derived from dollar-denominated sales and, although the Company in its most recent fiscal year had significant sales to Mexico and the Republic of South Korea, the Company does not have significant foreign operations. Prior to fiscal 1997, the Company's sales had been principally to its strategic alliance partners in the United States or to end users in foreign countries. During fiscal 1997, the Company also sold its products and software licenses to foreign strategic partners, the sales to which represent 32.4% of annual revenues. The Company's customers continue to pay for products in U.S. dollars. All products are shipped from the United States pursuant to terms of orders issued by customers.

     The Company has experienced more favorable cash collection cycles for its international sales than its domestic sales. For fiscal 1997, the accounts receivable turnover rates (annual sales/average of year end accounts receivable) were 2.27 for sales to U.S. customers and 3.19 for sales to foreign customers, and the accounts receivable turnover rates in days were 161 for U.S. sales and 114 for sales to foreign customers. Though the Company has not historically experienced the greater risk that is generally associated with cash cycles for sales to international customers, the Company believes that past experience is not necessarily indicative of future results and that as its sales directly to foreign customers increase it may experience greater delays in collections.

     As a result of the size of most of its contracts and orders, the significant length of sales cycles and the complexities which arise from time to time in completing any given contract or order, the Company typically experiences fluctuations in quarterly and year-to-year results. Marketing in foreign countries, particularly in Asia and other emerging markets, frequently requires extensive field testing and may result in delays in the timing and closing of sales by the Company's strategic alliance partners, which in turn may delay orders of the Company's products. The Company has experienced significant delays in timing of revenue related to sales to end users in overseas markets.

     During fiscal 1997, the Company reclassified expenses for services provided by certain strategic alliance partners in connection with the installation and integration of the Company's products. As a result, certain fiscal 1996 amounts have been reclassified from selling, general and administrative expense to cost of products, software licenses and services, to conform with fiscal 1997 financial statement presentation.

     The Company's cost of products, software licenses and services consists of the cost of product engineering and production, cost of customer support personnel, license fees paid to third-party software vendors, amortization of capitalized software development costs, the cost of hardware purchased by the

     Company for incorporation into its products and expenses for services provided by certain alliance partners in connection with the installation and integration of the Company's products.

     Selling, general and administrative expenses consist of costs to support the Company's sales and administrative functions. Included within these costs are salaries, bonuses, sales commission, rent, insurance, depreciation and non-product amortization expenses. Also included are costs associated with the Company's participation in trade shows and industry conferences, and related travel and other promotional costs.

     Research and development expenses consist of personnel costs related to the design and development of the Company's products. These costs are expensed as incurred. However, computer software development costs incurred after the technological feasibility of a product is established and until the product is available for release to customers are capitalized. Capitalized software and purchased technology costs are amortized on a product by product basis based on the greater of the ratio of current sales to estimated total future sales or a straight-line basis over the remaining estimated economic life of the product (no greater than three years) including the current year.

Results Of Operations

     The following table sets forth, for the periods indicated, certain items on the Company's statement of operations as a percentage of revenue:

                                    Fiscal Year Ended June
                                              30,
                                    1995     1996     1997

Revenue- products, software          100%      100%     100%
licenses and services
Costs and operating expenses:
  Cost of products, software
licenses                             53.0     54.2     52.3
  and services__..
  Selling, general and               48.7     33.8     32.6
administrative
  Research and development            8.4      4.8      4.4
__________

(Loss) income from operations       (10.1)      7.2%    10.7%
___                                %

Years Ended June 30, 1996 and 1997

          Revenue. Total revenue increased 68.6% from $20.0 million in fiscal 1996 to $33.7 million in fiscal 1997. The increase in revenue is attributable to increased sales volume of the Company's products and software licenses. Revenue from traditional carrier network products increased 63.8%, representing 65.3% of total revenues, which growth resulted from increases in sales to foreign strategic alliance partners that include the Korea Consortium and International Computers Limited. Revenue from enterprise network products increased 28.8%, representing 24.4% of total revenues , which growth resulted primarily from increases in sales of software licenses to ISI Infortext, Tubedale Communications and International Logistics Systems, Inc. Revenue from new and emerging carriers, such as WinStar Telecommunications and SpectraNet International, represents 10.3% of fiscal 1997 revenues, up from 0.9% in fiscal 1996.

     Cost of Products, Software Licenses and Services. Cost of products, software licenses and services increased 62.7% from $10.8 million in fiscal

     1996 to $17.6 million in fiscal 1997 and decreased as a percentage of revenue from 54.2% to 52.3%, respectively. The increase in costs is attributable to increased hardware cost and increased labor expense associated with the increased annual sales volume and to increased expenses for services provided by certain alliance partners. Gross margins were 45.8% and 47.7% for fiscal years 1996 and 1997, respectively. The improvement in gross margin was primarily the result of an increase in software license revenue as a percentage of total revenues in fiscal 1997.

     Selling, General and Administrative. Selling, general and administrative expenses increased 62.8% from $6.8 million in fiscal 1996 to $11.0 million in fiscal 1997. These expenses represented 33.8% and 32.6% of total revenue in fiscal 1996 and fiscal 1997, respectively. The increased expenses are attributable to costs associated with increased infrastructure required to support the Company's growth, costs associated with increased sales and marketing efforts that include the cost of an expanded sales force, and to increased rent incurred in conjunction with the Company's relocation to a larger facility. The Company anticipates that the continued expansion of its sales efforts, both domestically and internationally, will increase its sales and marketing expense and may have an adverse effect on the Company's earnings.

     Research and Development. Research and development expense increased 53.8% from approximately $1.0 million in fiscal 1996 to $1.5 million in fiscal 1997. The increase is attributable to the addition of software development engineers and technical consultants required to support the Company's continued product development activities. As a percentage of revenue, research and development expense decreased from 4.8% in fiscal 1996 to 4.4% in fiscal 1997. The Company plans to spend significant resources on research and development in future periods in order to enhance its technology, which may have an adverse effect on the Company's earnings.

     Provision for Income Taxes. The Company recorded a tax provision of approximately $1.2 million in fiscal 1997, representing an effective tax rate of 30.6%. This rate was lower than the expected statutory income tax rate primarily due to a decrease in the valuation allowance. This provision represents an increase of approximately $1.2 million over fiscal 1996 when no provision was recorded, the result of the provision being offset by a similar decrease in the valuation allowance.

Years Ended June 30, 1995 and 1996

     Revenue. Revenue increased 61.0%, from $12.4 million in fiscal 1995 to $20.0 million in fiscal 1996. The increase is attributable to increased sales volume of the Company's traditional carrier network products to Teleglobe and TELMEX and delivery of enterprise network products to the U.S. Government pursuant to the Company's contract with ANSTEC.

     Cost of Products, Software Licenses and Services. Cost of products, software licenses and services increased 64.7% from $6.6 million in fiscal 1995 to $10.8 million is fiscal 1996.
The increase is attributable to increased purchases of hardware related to DCMS units for the TELMEX contract which were subsequently incorporated into shipped products. Gross margins were 47.0% and 45.8% for fiscal 1995 and 1996, respectively. The decline in gross margins was caused primarily by costs for services provided by certain alliance parties for which no similar expenses existed in fiscal 1995.

     Selling, General and Administrative. Selling, general and administrative expenses increased 11.6% from $6.0 million in fiscal 1995 to $6.8 million in fiscal 1996. These expenses represented 48.7% and 33.8% of total revenue in fiscal 1995 and fiscal 1996, respectively. The increase in these expenses is attributed to costs associated with the Company's continued expansion of marketing programs. The Company expects these expenses to increase in future periods as a result of its efforts to position itself to penetrate international markets for traditional carrier network products, its plans to expand sales of enterprise network products in the United States and the hiring of additional management personnel.

     Research and Development. Research and development expense decreased 8.4% from approximately $1.01 million in fiscal 1995 to approximately $1.0 million in fiscal 1996, primarily as a result of completion of work on software development related to the technology platform for the Teleglobe contract. As a percentage of revenue. Research and development expense decreased from 8.4% in fiscal 1995 to 4.8% in fiscal 1996 primarily as a result of the increase in period to period revenues. The Company plans to spend significant resources on research and development in future periods in order to enhance its technology.

     Provision for Income Taxes. No income tax benefit or provision was recorded for the fiscal years ended June 30, 1995 and 1996, respectively, since any benefit or provision was offset by a similar increase or decrease in the valuation allowance. As of June 30, 1995 and 1996, a valuation allowance was recorded for the full value of the net deferred tax assets, as the Company's results can vary based upon type, timing and quantity of product shipped and, consequently, it was management's judgment that it was more likely than not that the net deferred tax asset would not be realized.

Selected Quarterly Information

     The following tables present certain unaudited statement of operations data for each quarter of fiscal 1996 and fiscal 1997. These data have been derived from the Company's unaudited financial statements and have been prepared on the same basis as the Company's audited financial statements which appear in this Annual Report on Form 10-K. In the opinion of the Company's management, these data include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such data. Such quarterly results are not necessarily indicative of future results of operations. This information is qualified by reference to, and should be read in conjunction with, the Company's financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                            Fis
                            cal
                            Thr
                             ee
                            Mon
                            ths
                            End
                             ed
                           F                            F
                           i                            i
                           s                            s
                           c                            c
                           a                            a
                           l                            l
                           1                            1
                           9                            9
                           9                            9
                           6                            7
                  Sept.    Dec. March   June Sept.  Dec.  March   June
                    30,     31,    31    30,   30,   31,    31,    30,
                  1995    1995   1996           1996   1996  1997
                                      1996                        1997
                                     (in
                                   thous
                                   ands)

Statement of
Operations Data:
Revenue-
products,         $3,43  $4,772  $4,9 $6,872  $6,2   $7,2   $8,2    $11,
software licenses     3            06           64    57     09     953
and services
Costs and
operating
expenses:
  Cost of
products,         1,736   2,738  2,53                      3,95
  software                          3  3,829  3,13   3,48      1    7,05
licenses and                                     8     0              7
         services
  Selling,
general and       1,362   1,608  1,43                      2,80
   administrative                   9  2,342  2,13   2,51      6    3,54
                                                 5     1              0
  Research and       132     235   264    326   398   468    300     306
  development
Income from          203     191   670    375   593   798   1,15    1,05
operations                                                    2       0
Interest expense     104      97    84     94    53   (92)   (85)    (67)
(income), net
Income before         99      94   586    281   540   890   1,23    1,11
income taxes                                                  7       7
Income taxes           -       -     -      -     -   266    470     424
Net income           $99     $94  $586   $281  $540   $624   $767    $693

As a Percentage
of Revenues:
Revenue-
products,          100%  100%  100%     100%  100%  100%   100%   100%
software licenses
and services
Costs and
operating
expenses:
   Cost of
products,            51    57    52             50    48     48     59
   software                               56
licenses and
         services
   Selling,
general and          39    34    29             34    35     34     30
   administrative                         34
   Research and       4     5     5        5     6     6      4      2
   development
Income from           6     4    14        5    10    11     14      9
operations
Interest expense      3     2     2        1     1   (1)    (1)      -
(income), net
Income before         3     2    12        4     9    12     15      9
income taxes
Income taxes          -     -     -        -     -     3      6      3
Net income           3%    2%   12%       4%    9%    9%     9%     6%

     The Company's quarterly operating results have in the past and will in the future vary significantly as a result of the timing of contract execution, orders for products, and delivery of significant product orders. Large orders typically are preceded by long sales cycles and, accordingly, the timing of such an order has been and will continue to be difficult to predict. The failure to obtain one or more large orders, for any reason, could have a material adverse effect on the Company's results of operations and financial condition. The Company's results also vary based on the type and quantity of products shipped, the timing of product shipments, the relative revenue mix in a given period and the resulting margins. The variations may be material.

     The timing of large orders depends on a variety of factors affecting the capital spending decisions of the Company's customers, which, in turn, can affect the Company's quarterly operating results. These factors include changes in governmental regulation, changes in the customers' competitive environment, pricing policies by the Company or its competitors, personnel changes, demand for the Company's products, the number, timing and significance of new product and product enhancement announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of its products on a timely basis, and the mix of direct and indirect sales and general economic factors.

     The Company's sales cycle, from initial contact to contract execution, orders for products and delivery of product, also varies substantially from customer to customer and from project to project. The purchase of traditional carrier network products, new and emerging carrier network products and enterprise network management products generally involves a significant commitment of customer capital and management time. The sales cycle associated with the purchase of the Company's products is subject to a number of additional significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control.

     The Company's expense levels are based, in party, on its expectations as to future revenue levels. If revenue levels are below expectations, operating results are likely to be materially adversely affected.

     Based upon all of the foregoing, the Company believes that quarterly revenue and operating results are likely to vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter the Company's revenue or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Common Stock could be materially adversely affected.

Liquidity and Capital Resources

     Cash and cash equivalents increased $7.6 million from $369,000 at June 30, 1996 to $7.9 million at June 30, 1997. The increase in cash is attributable to funds generated from the Company's initial public offering of common stock, which raised net proceeds of $16 million. Cash and cash equivalents increased $179,000 from $190,000 at June 30, 1995 to $369,000 at June 30,
1996. This increase is due primarily to a combination of cash provided by operations and financing activities offset, in part, by investment in property and capitalized software development costs. The increase in cash and cash equivalents of $147,000 during the year ended June 30, 1995 is primarily attributable to increased borrowings.

     Net cash (used for) provided by operating activities for the year ended June 30, 1997, 1996, and 1995 was ($1.9 million), $0.7 million, and ($1.2 million), respectively. The increase in net cash used for operating activities from fiscal 1996 to fiscal 1997 primarily reflects a significant increase in accounts receivable and inventories of $7.5 million and $1.0 million, respectively, which reflect the increase in the Company's sales volume, and a decrease in deferred revenues of $1.4 million, partially offset by net income of $2.6 million and increases in accrued expenses and deferred income taxes of $2.8 million and $1.2 million, respectively. The increase in net cash provided by operating activities from fiscal year 1995 to 1996 is due primarily to the Company's return to profitability with net income of $1.0 million in fiscal 1996, as compared to a net loss of $1.6 million in fiscal 1995, and an increase in accounts payable, accrued expenses and deferred revenue of $1.9 million, $0.7 million and $0.9 million, respectively, offset in part by an increase in accounts receivable and inventories of $3.9 million and $0.9 million, respectively.

     Net cash used for investing activities of $3.8 million, $1.3 million and $1.0 million in fiscal 1997, 1996 and 1995, respectively, reflect purchases of property and equipment and the capitalization of software development costs. Purchases of property and equipment, consisting primarily of computers and office equipment, were $2.4 million, $0.4 million and $0.5 million in fiscal 1997, 1996, and 1995, respectively.
Capitalized software development costs were $1.4 million, $0.9 million, and $0.5 million in fiscal 1997, 1996, 1995, respectively. The Company expects it will continue to make investments in both capitalized software development and in fixed assets for infrastructure to support anticipated business growth.

     Net cash provided by financing activities for the fiscal year ended June 30, 1997, was $13.2 million. During fiscal 1997, the Company received net proceeds of $16 million from the initial public offering of its common stock.

In addition, the Company received proceeds of $2.1 million from the exercise of common stock options. The Company used these proceeds to reduce bank and other debt obligations by $4.8 million, to pay the withholding tax obligations of $0.9 million associated with the exercise of employee stock options which were paid for by the employees with the surrender of previously owned shares and to redeem $0.3 million in outstanding preferred stock. During the fourth quarter, the Company entered into an agreement with its bank to finance $1,000,000 in capital equipment purchases. Also during fiscal 1997, the Company entered into a capital lease obligation for an office telephone system. At June
30, 1997, capitalized lease obligations were $0.2 million.   Net
cash provided by financing activities for fiscal 1996 of $0.8 million is primarily attributable to an increase in borrowings of $1.4 million, offset by debt payments of approximately $0.7 million. Net cash provided by financing activities for fiscal 1995 also reflects increased borrowings of $2.6 million offset, in part, by $0.4 in debt repayments.

     With the exception of the capital lease referred to above, all of the Company's borrowings are from Crestar Bank of Maryland. The Company has two lines of credit with Crestar totaling $3.5 million under which no amounts were outstanding at June 30, 1997. These lines of credit, in the principal amount of $2.5 million and a $1.0 million, respectively, each expires on November 30, 1997. Borrowings under these facilities bear interest payable monthly, at 0.5% over the bank's prime rate and are secured by accounts receivable, inventory and specific equipment. In addition, the Company has two term note facilities pursuant to which the Company has made borrowings in the aggregate principal amount as of June 30, 1997 of approximately $0.3 million and $1.0 million, respectively, which are due in varying monthly installments through June 2000 and June 2001, respectively, bear interest at 1.0% over the bank's prime rate and at the bank's prime rate, respectively, and are secured by accounts receivable, inventory and specific equipment and by the Company's general assets, respectively. These loan arrangements require the Company to comply with certain financial covenants.

     The Company believes that existing cash balances, cash flows from operations and available bank lines, when renewed as anticipated, will be sufficient to support the Company's working capital requirement for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital requirements, the Company may be required to raise additional funds. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders. In the event that adequate funds are not available, the Company's business may be adversely affected.

Factors Affecting Future Operating Results

     ACE*COMM provides products to a technology driven industry sector. Therefore, ACE*COMM's success is dependent in part upon factors beyond its control. This report contains forward-looking statements relating to the prospective operating results of the Company. The following are factors which could affect ACE*COMM's future operating results. These factors are intended to serve as a cautionary statement to statements that may be made, either verbally or in writing, including those in any other forward-looking statements made by or on behalf of, the Company:

     To date, a significant portion of the Company's revenue has been derived from substantial orders placed by large organizations. The Company expects that in the future it will continue to be dependent upon a limited number of customers in any given period for a significant portion of its revenue. The Company's future success may depend upon the continued demand by such customer for its products and services. The Company's results of operations and financial condition could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellation of orders.

     Sales to traditional carriers have provided and are expected to continue to provide a majority of revenue. The Company's business is dependent upon the continued growth of the telecommunications industry, in the United States and internationally, on the continued convergence of voice and data networks and on the evolution and widespread adoption of emerging network technologies. Any decline in the growth of the industry, the failure of these markets to converge or the failure of these network technologies to evolve or achieve widespread market acceptance could have a material adverse effect on the Company.

     A key element of the Company's business strategy is to develop strategic alliances with leading companies that provide telecommunications services or that manufacture and market network equipment in order to expand the Company's distribution channels and enter new markets. There can be no assurance that the Company will be able to continue to increase the number of, or to expand, these types of relationships, in order to market its products effectively, particularly internationally.

     The Company has expanded its operations rapidly, which has placed significant demands on the Company's administrative, operational and financial personnel and systems. Additional expansion by the Company may further strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support expansion of the Company's operations. If the Company is unable to respond to and manage changing business conditions, the quality of its products and services and its results of operations could be materially adversely affected.

     The new and emerging carrier market in the United States and overseas represents a source of growing demand for the Company's products, software licenses and services. In that this market segment is relatively new and in that many of these organizations are in the early stages of their development, financial resources may be limited and may adversely affect their ability to pay for the Company's products, software licenses and services.

Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This statement establishes standards for computing and presenting earnings per share ("EPS") and making them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS 128 requires restatement of all prior period earnings per share data presented, and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted.

     The Company will adopt this statement during the second quarter of fiscal 1998, as required. Accordingly, all prior period EPS data will be restated. To illustrate the effect of adoption, the Company has elected to disclose pro forma basic and diluted EPS amounts computed using SFAS 128, as permitted by the standard. The pro forma basic and diluted EPS for each of the two years in the period ended June 30, 1997 are set forth below:

                          Fiscal Year Ended
                              June 30,
                                     1996
                         1997

Pro forma basic earnings  $0.34      $0.20
per share
Pro forma diluted         $0.32      $0.18
earnings per share


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  INDEX TO FINANCIAL STATEMENTS

Financial Statements:
Page

Report of Independent Accountants  _________________________
30

Balance Sheets at June 30, 1997 and 1996_______________________
31

Statements of Operations for the years ended June 30, 1997, 1996 and 1995_..____________..___________________
32

Statements of Stockholders' Equity (Deficit) for the years
     ended June 30, 1997, 1996 and 1995________.._____________
33

Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995_..____...___
34

Notes to the Financial Statements__________________...._______..
36



Financial Statement Schedules:

All Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of ACE*COMM Corporation

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ACE*COMM Corporation at June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP



Washington, D.C.
September 29, 1997

             ACE*COMM CORPORATION - BALANCE SHEETS
                                                  June 30,
                                                1997     1996
                             ASSETS
Current assets:
 Cash and cash equivalents               $  7,919,631$   369,206
 Accounts receivable, less allowance for doubtful
   accounts of $10,000                     16,119,862   8,643,871
 Inventories                                          2,814,221
1,836,317
 Prepaid expenses and other               1,011,193     283,813

        Total current assets              27,864,90711,133,207

Property and equipment, net                 3,469,997 1,305,844
Capitalized software development costs, net 2,076,665 1,393,067
Other                                                      assets
106,258       466,268

       Total assets                      $33,517,827 $14,298,386

      LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
               AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Borrowings                                          $      527,
359    $  2,097,178
 Accounts payable                           2,734,791 3,122,212
 Accrued contract costs                     3,550,589   386,543
 Accrued expenses                             183,969   527,991
 Accrued compensation                       2,128,759 1,133,072
    Officer    loan                                             -
78,572
 Deferred income taxes                        395,173  -
 Deferred revenue                            509,700  1,890,103

                            Total  current  liabilities10,030,340
       9,235,671

Noncurrent borrowings                      1,013,214  2,951,541
Deferred income taxes                         765,000        -

                                     Total  liabilities11,808,554
       12,187,212

Mandatorily redeemable Class C Preferred Stock, $5.14 par
  value,  340,211  shares authorized, issued and  outstanding   -
2,261,627

Commitments and contingencies

Stockholders' equity (deficit):
 Class B Preferred Stock, $1.00 par value, 1,000 shares
   authorized, issued and outstanding      -             1,000
 Common stock, $.01 par value, 45,000,000 shares authorized,
   8,550,582  and 3,590,451 shares issued and outstanding  85,506
 35,905
 Additional paid-in capital                19,530,035   343,124
 Retained earnings (accumulated deficit)   2,093,732    (530,482)

        Total  stockholders' equity (deficit)21,709,273    (150,4
53)

       Total liabilities, mandatorily redeemable
          preferred stock and stockholders' equity $33,517,827  $
14,298,386

The accompanying notes are an integral part of these financial s tatements.

                      ACE*COMM CORPORATION
                    STATEMENTS OF OPERATIONS


                                        Years ended June 30,
                                       1997     1996     1995


Revenues -  Products, software licenses
   and  services                   $33,683,793$19,983,182$12,415,
331

Costs and operating expenses:
 Cost  of  products, software licenses and services17,626,48610,8
 36,490 6,579,504
 Selling, general and administrative10,992,3566,750,5336,048,700
 Research  and  development         1,471,731     956,950    1,04
 4,968

    Total costs and operating expenses30,090,57318,543,973  13,67
3,172

Income (loss) from operations      3,593,2201,439,209(1,257,841)

Interest income                      347,207 -        -
Interest  expense                   (156,040)  (379,553)    (334,
805)


Income (loss) before income taxes  3,784,3871,059,656(1,592,646)

Income taxes                                  1,160,173         -
-

Net  income  (loss)              $  2,624,214 $ 1,059,656$(1,592,
646)

Pro forma net income per share     $       0.32$         0.18

Shares used in computing pro forma net
 income per share                  8,152,1665,893,818
















 The accompanying notes are an integral part of these financial statements.

                                        ACE*COMM CORPORATION
                            STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

                                                                           Retained
                       Preferred Stock Common Stock  Additional  Stock     Earnings
                         Class B                      Paid-inSubscriptions(Accumulat
ed
                      Shares Par Value SharesPar ValueCapital  Receivable    Deficit)   Total
Balance, June 30, 19941,000   $1,0003,261,245$32,612$    446,789         $
-                $   2,508$  482,909
Accretion of preferred stock dividends -       -       -        -        (139,894)    -     -
(139,894)
Exercise of common stock options-      -      36,000      360   12,980     (5,900)    -      7,440
Net loss for the year
 ended June 30, 1995    -       -             -          -              -            -     (1,592,646)
(1,592,646)

Balance, June 30, 19951,000    1,0003,297,245 32,972  319,875  (5,900) (1,590,138)(1,242,191)
Accretion of preferred stock dividends -       -       -        -        (139,894)    -     -
(139,894)
Exercise of common stock options-      -     293,206    2,933  163,143   (117,232)    -     48,844
Payment of stock subscriptions receivable-     -       -        -           -        123,132-
123,132
Net income for the year
 ended June 30, 1996    -        -             -          -             -            -     1,059,656
1,059,656

Balance, June 30, 19961,000    1,0003,590,451 35,905  343,124   -        (530,482) (150,453)
Accretion of preferred stock dividends -       -       -        -         (17,487)    -     -
(17,487)
Conversion of preferred stock, Class C -       -    1,530,950   15,310   2,263,804    -     -
2,279,114
Redemption of preferred stock, Class B(1,000)(1,000)   -        -        (307,000)    -     -
(308,000)
Issuance of common stock pursuant to
 initial public offering-      -    2,645,000 26,45016,083,653  -           -     16,110,103
Exercise of common stock options-      -     838,460    8,3852,060,162      -         -     2,068,547
Repurchase and retirement of common stock-     -     (54,279)    (544)   (896,221)    -     -
(896,765)
Net income for the year
 ended June 30, 1997    -        -             -          -             -               -     2,62
4,214           2,624,214

Balance, June 30, 1997    -    $    -    8,550,582$85,506$19,530,035$       -     $ 2,093,732$21,709,273


   The accompanying notes are an integral part of these financial statements.

                      ACE*COMM CORPORATION
                    STATEMENTS OF CASH FLOWS

                                         Years ended June 30,
                                          1997    1996    1995
Cash flows from operating activities:
Net income (loss)                                             $
2,624,214$ 1,059,656               $(1,592,646)
Adjustments to reconcile net income (loss)
 to net cash provided by (used for) operating activities:
   Depreciation                         448,228 279,773 243,245
   Amortization of capitalized software 687,180 542,240 418,373 Changes in operating assets and liabilities
  Accounts receivable              (7,475,991)(3,941,131)(338,
074)
  Inventories                        (977,904)(871,816)(165,704)
  Other assets                       (367,370)(490,446)(6,108)
  Accounts payable                   (387,421)1,876,455(169,129)
  Accrued expenses                   2,820,024 623,629 190,254
  Accrued compensation                 995,687 702,476(51,324)
  Deferred income taxes              1,160,173  -       -
  Deferred revenue                 (1,380,403)  893,026    311
,777
Net cash (used for) provided by operating
  activities                                  (1,853,583)  673
,862 (1,159,336)

Cash flows from investing activities:
Purchases of property and equipment (2,390,229)(416,969)(522,076)
Additions to capitalized software development costs(1,370,778)
(927,397)                             (473,158)

Net cash used for investing activities(3,761,007)(1,344,366)
(995,234)

Cash flows from financing activities:
Net (decrease) increase in line of credit(4,446,563)1,174,8131,
465,000
Other borrowings                      1,000,000 185,5391,144,376
Payments on debt                      (341,729)(682,521)(419,653)
Principal payments under capital lease obligation(20,578)-
-
Net proceeds from common stock issued16,110,103  -       -
Exercise of common stock options      2,068,547  48,844   7,440
Payment of stock subscriptions receivable               -
123,132                                  -
Repurchase and retirement of common stock(896,765)-      -
Redemption of preferred stock         (308,000)         -
-

Net cash provided by financing activities13,165,015   849,8072,
197,163

Net increase in cash and cash equivalents7,550,425179,30342,593
Cash and cash equivalents at beginning of year    369,206   189
,903     147,310
Cash and cash equivalents at end of year$ 7,919,631$   369,206$
189,903

Supplemental disclosures of cash flow information:
Cash paid during the year for interest$    163,527$  375,052$
329,048

Supplemental schedule of non cash financing activities:
Accretion of preferred stock dividends$       17,487$  139,894$
139,894
Purchase of equipment under capital lease$     222,152

Conversion of Class C preferred stock$ 2,279,114

Exercise of common stock options               $      1,575$
90

Notes received for exercise of common stock options    $  117,232
$       5,900

 The accompanying notes are an integral part of these financial statements.

                      ACE*COMM CORPORATION
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  ORGANIZATION

Organization

ACE*COMM Corporation ("ACE*COMM" or the "Company") develops, markets and services operations support systems ("OSS") products for networks deployed by telecommunications service providers, such as telephone companies, other public carriers and large enterprises operating data and voice networks using intranets and the Internet. The Company's products perform such functions as billing data collection, network surveillance, alarm processing and network management for some of the largest carriers and enterprises in the world.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Revenue recognition

The Company derives revenues from software license fees, hardware sales, and product related services. Revenue from hardware sales is recognized upon delivery while revenue from product related services is recognized as the services are rendered. The Company's software licenses to end users generally provide for an initial license fee to use the product in perpetuity. Under certain contracts, the Company licenses the source code of its software to resellers for subsequent modification and resale. Revenue from software licenses is recognized after the software has been delivered, all significant uncertainties regarding acceptance have expired and all significant obligations have been fulfilled. Costs relating to insignificant obligations are accrued. Revenue from contracts with payment terms in excess of one year is recognized to the extent of payments that are probable and due within one year. Revenue related to obligations to provide post contract customer support without charge is unbundled from the license and recognized ratably over the term of the agreement. Revenue from maintenance services is recognized ratably over the term of the related agreement. For contracts involving significant production, modification or customization of hardware and software, revenue is recognized using the percentage of completion method, based on performance milestones specified in the contract, which fairly reflect progress toward contract completion.

Significant customers

The Company extends credit to its customers in the normal course of business. During fiscal 1997, two customers in the telecommunication industry represented approximately 27% of revenues. During fiscal 1996 and fiscal 1995, three customers in the same industry represented approximately 51% and 59% of revenues, respectively. Sales to end users and strategic alliance partners in Canada comprised approximately 4%, 11% and 16% of total revenues for fiscal 1997, 1996 and 1995, respectively. Sales to end users in Mexico comprised 19% and 29% of the Company's revenues for fiscal 1997 and 1996, respectively. Sales to strategic alliance partners in Korea comprised 24% of the Company's revenues for fiscal 1997.

Cash equivalents

The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents.

Inventories

Inventories, which consist principally of purchased materials to be used in the production of finished goods, are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market.

Property and equipment

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related equipment, fixtures and vehicles of seven years. Leasehold improvements are amortized on a straight-line method over the shorter of the improvements' estimated useful lives or related remaining lease terms.

Capitalized software development costs

The  Company owns certain proprietary rights to computer software systems  that  the Company has either developed or purchased  and
licensed  to  customers.   Purchased computer  software  and  the
related copyrights are capitalized at their costs.

Research and development costs are expensed as incurred. However, computer software development costs incurred after technological feasibility of a product is established through the time when the product is available for release to customers are capitalized. Capitalized software and purchased technology costs are amortized on a product by product basis based on the greater of the ratio of current sales to estimated total future sales or a straight-line basis over the remaining estimated economic life of the product (no greater than three years), including the current year. The Company periodically evaluates its capitalized software costs for recoverability against anticipated future revenues, and writes down or writes off capitalized software costs if recoverability is in question.

Pro forma net income per share

Historical net income per share is not considered relevant as it would differ materially from pro forma net income per share given the change in the capital structure of the Company. Except as noted below, pro forma net income per share is computed using the weighted average number of shares of Common Stock, assuming conversion of Class C Preferred Stock, and dilutive Common Stock equivalent shares from Common Stock options. Common Stock equivalent shares are calculated using the treasury stock method. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, Common Stock and Common Stock equivalent shares issued by the Company at prices below the public offering price during the twelve month period prior to the offering date (using the treasury stock method and an offering price of $7 per share) have been included in the calculation as if they were outstanding for all periods regardless of whether they are dilutive.

Income taxes

Deferred income taxes are recognized for the expected future tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

The  carrying  amounts of debt issued pursuant to  the  Company's
bank  credit  agreements  approximate  fair  value  because   the
interest rates on these instruments change with market interest rates.

The Company believes that it is not practical to estimate a fair market value different from the Class C Preferred Stock carrying value of $2,261,627 at June 30, 1996 as the security has numerous unique features including voting, redemption and conversion rights and is not traded on an open market.

Reclassification

Certain 1996 amounts have been reclassified to conform with  1997 financial statement presentation.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable net of allowance for doubtful accounts of $10,000 consist of the following:

                                                June 30,
                                            1997        1996

          Billed                       $12,980,371 $7,270,545
          Unbilled                       3,139,491 1,373,326
                                       $16,119,862 $8,643,871

Unbilled receivables include costs and estimated earnings on contracts in progress and software license fees which have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
                                                June 30,
                                            1997        1996

Computer equipment                     $ 3,593,665 $1,931,382
Furniture and fixtures                     907,930    279,841
Vehicles                                    42,384     42,384
Leasehold improvements                     106,761     19,654
                                        4,650,740  2,273,261
Less  accumulated  depreciation and  amortization(1,180,743)   (9
67,417)
                                      $ 3,469,997 $1,305,844


Depreciation  expense  of  property  and  equipment  amounted  to
$448,228,   $279,773  and  $243,245  in  1997,  1996  and   1995,
respectively. At June 30, 1997, furniture and fixtures and accumulated depreciation include a capitalized lease in the amount of $222,000 and $13,000, respectively.

NOTE 5 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

                                                June 30,
                                            1997        1996

Capitalized software development costs$ 5,938,595     $ 4,567,817
Less accumulated amortization          (3,861,930)     (3,174
,750)

                                     $ 2,076,665 $ 1,393,067

Amortization  expense  of  capitalized  software         $687,180
$542,240
amounted to and $418,373 in 1997, 1996 and 1995,
respectively.

NOTE 6 - BORROWINGS

The Company's borrowings consist of the following:
                                          June 30,
                                       1997       1996
Installment  note  payable,  due  in
monthly installments
of  $20,833  through July  1,  2001,
bearing interest at                   $1,000,000$    -
the  bank's prime rate (8.5% at June
30, 1997),
collateralized by general assets  of
the Company.

Installment  notes, due  in  varying
monthly installments
through  June 2000, bearing interest
at the bank's prime                         338,998    550,073
rate  (8.5%  at June 30, 1997)  plus
1%, collateralized
by  accounts  receivable,  inventory
and specific equipment.

Capital lease obligation for the use
of an office
telephone  system,  principal   plus        201,575     -
interest (10.03%),
due   in  monthly  installments   of
$4,723 through
November 2001.

Bank line of credit, credit limit  up
to $2,500,000,
due   November   30,  1997,   bearing
interest at the                                -          1,775,000
bank's prime rate (8.25% at June  30,
1996)
plus 0.5%, collateralized by accounts
receivable,
inventory and specific equipment.

Bank line of credit, credit limit  up
to $1,000,000,
due August 31, 1996, bearing interest
at the bank's                                    -     1,000
prime  rate (8.25% at June 30,  1996)      ,000
plus
1.25%,  collateralized  by  inventory
and accounts
receivable.

Bank line of credit, credit limit  up
to $1,000,000
due   November   30,  1997,   bearing
interest at the                                -    921,563
bank's prime rate (8.25% at June  30,
1996)
plus 0.5%, collateralized by accounts
receivable,
 inventory and specific equipment.

                                                   June 30,
                                              1997       1996

Bank line of credit, credit limit  up
to $750,000
due August 20, 1996, bearing interest
at the bank's                              $         -    $   75
prime  rate (8.25% at June 30,  1996)      0,000
plus 0.5%,
collateralized      by       accounts
receivable, inventory
and specific equipment.

Unsecured   note  payable   for   the
purchase of technology
and product rights, principal due  in                          -
quarterly  installments  of   $10,417      52,083
plus  interest  at 8%  through  April
1997.
Total borrowings                          1,540,57     1,540,5735,048,719

Less current portion                           (527,359)(2,097,1
                                           78)

Noncurrent portion                         $1,013,214$2,951,541


Annual maturities of noncurrent borrowings are as follows:

       1999                           $   366,663
       2000                               319,374
       2001                               304,146
       2002                                23,031
               Total                   $1,013,214

On June 30, 1997, the Company entered into a new installment note arrangement with its bank. At June 30, 1997, the Company has borrowed $1,000,000 under this arrangement which is due in monthly installments of $20,833 through July 1, 2001. The loan bears interest at the bank's prime rate, is secured by the general assets of the Company and contains certain financial covenants.

At June 30, 1997, the Company has two separate lines of credit for $2,500,000 and $1,000,000, with its bank which are due
November 30, 1997. The lines bear interest at 0.5% over the bank's prime rate. These credit facilities are secured by accounts receivable, inventory and specific equipment and contain certain financial covenants.

On November 27, 1996, the Company entered into a five-year noncancelable lease agreement for equipment which has been accounted for as a capital lease.

NOTE 7 - TRANSACTIONS WITH RELATED PARTIES

In connection with the purchase of certain assets by the Company at its inception, the Company's president loaned $150,000 to the Company to assist in financing the acquisition. The outstanding loan balance totaled $0 and $78,572 at June 30, 1997 and 1996, respectively.

NOTE 8 -  RETIREMENT PLAN

The Company has a 401(k) plan, under which to be eligible, employees must have completed six months of service and be at least 21 years of age and be credited with 1,000 hours of service. Contributions made by the Company during 1997, 1996 and 1995 were approximately $103,000, $97,000 and $0, respectively.

NOTE 9 - INCOME TAXES

Deferred tax assets (liabilities) are comprised of the following:

                                         June 30,
                                 1997      1996      1995
   Tax assets:
     Costs   capitalized   to  inventory$   244,892$     252,705$
134,572
     Accruals not deducted for tax172,058   88,356    55,368
     Net operating loss carryforwards4,189,835939,9171,203,675
     Tax credit carryforwards   316,126    291,738   251,283
     Copyright and patents       21,286     21,323    23,857
     Other                     -              4,017        3,963
      Gross deferred tax assets4,944,1971,598,056 1,672,718

   Tax liabilities:
     Income on contracts    (1,224,401)  (475,918) (333,297)
     Software costs deducted for tax(809,898)(616,076)(393,137)
     Depreciation             (257,983)  (229,312) (163,829)
     Other                      (3,261)         -       (3,900)
      Gross    deferred   tax   liabilities(2,295,543)(1,321,306)
(894,163)

     Net deferred tax asset   2,648,654   276,750    778,555

   Valuation allowance      (3,808,827) (276,750)   (778,555)

   Net deferred tax liability$(1,160,173)$       -      $       -



     Current   deferred  tax  liability$     (395,173)$         -
$      -
   Noncurrent   deferred   tax   liability    (765,000)         -
-

    Net  deferred  tax  liability      $(1,160,173)  $          -
$        -

The components of the provision for income taxes are as follows:

                                   Years ended June 30,
                                 1997      1996      1995
   Current:
     Federal             $       -     $       -     $      -
     State                       -          -           -
   Total current                 -          -           -

   Deferred:
     Federal                  1,011,851     -         -
     State                      148,322     -           -
   Total deferred             1,160,173     -           -

      Total                                  $1,160,173$        -
$     -

The Company records a valuation allowance for deferred tax assets when it is management's judgment that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In 1997, the provision for income taxes included a net increase in the valuation allowance of $3,532,077. This increase primarily relates to additional income tax net operating losses generated from the deduction created by the exercise of non-
qualified  stock  options.   This  income  tax  benefit  will  be
reflected in additional paid-in capital when actually realized for tax purposes. In 1996, the provision for income taxes was comprised of a Federal and state provision of $457,000, which was offset by a reduction in the valuation allowance of the same amount. In addition, the Company recorded a foreign tax credit of $44,000 which increased the valuation allowance. The change during 1995 in the valuation allowance was largely attributable to the increase in net operating losses.

At June 30, 1997, the Company has available research credit carryforwards of approximately $252,000, which are available to offset future income tax and expire in years through 2007. In addition, the Company has available a foreign tax credit of $61,000 that expires in 2001. The Company also has net operating loss carryforwards for income tax purposes of approximately $9,766,000 million which expire in years through 2010. Ownership changes, as defined in the Internal Revenue Code, may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income or tax liability.

The total income tax provision (benefit) for each year varied from the amount computed by applying the statutory U.S. Federal income tax rates to income before income taxes as follows:

                                    Years Ended June 30,
                                  1997     1996     1995

Income  tax  provision/(benefit) at statutory  rate$1,286,692   $
360,283                       $(541,500)
State  income  taxes  net  of Federal  benefit  178,245    48,956
(79,632)
Nondeductible expenses            69,629   23,503   30,555
Other                                        (97,643)      24,574
12,433
Change in valuation allowance  (276,750)(457,316) 578,144
   Actual provision          $1,160,173$      -      $     -

NOTE 10 - MANDATORILY REDEEMABLE PREFERRED STOCK

On October 31, 1991, in connection with an investment agreement, the Company sold 340,211 shares of Class C Preferred Stock at $5.14 per share. The Class C Preferred stock consists of two series. Series 1 stock (211,727 shares) provides voting rights equal to the same number of shares of Common Stock and Series 2 stock (128,484 shares) provides no voting rights but, if elected by a majority of the holders of the Class C Preferred Stock, will become voting shares on a one-to-one basis.

Each share of Class C Preferred Stock may be converted into Common Stock at any time by the holder. Additionally, the shares will be converted automatically upon an underwritten, public offering of the Common Stock. The number of shares of Common Stock into which the Class C Preferred Stock can be converted is determined by a conversion price, as defined under the agreement. At June 30, 1996, the conversion price is $1.14 per share and if converted, the shares would be exchanged on a 4.5 to 1 basis. No dividends are payable with respect to any converted shares. The Company has reserved 1,530,950 shares of Common Stock for the purpose of conversion.

Any shares not converted by designated dates will be redeemed by the Company as follows: one third of the shares on September 15, 1995, one-half of the remaining shares on September 15, 1996, and all the remaining shares on September 15, 1997. The redemption price is equal to $5.14 per share plus accrued dividends. In the case of redemption, the holders are entitled to receive accrued dividends, at a semi-annual rate of four percent, from November 1, 1992. The Company also has the right to force redemption, if certain triggering events occur, at a price of $5.14 per share plus accrued dividends from November 1, 1992, calculated at an annual rate of twelve percent.

Activity with respect to Class C Preferred Stock is as follows:

       Balance, June 30, 1994          $ 1,981,839
       Accretion of dividends              139,894

       Balance, June 30, 1995            2,121,733
       Accretion of dividends              139,894

       Balance, June 30, 1996            2,261,627
       Accretion of dividends               17,487
       Conversion upon initial public offering(2,279,114)

       Balance, June 30, 1997             $     -

NOTE 11 - STOCKHOLDERS' EQUITY

Preferred Stock

In   July   1996,  the  Board  authorized  5,000,000  shares   of
undesignated Preferred Stock. At June 30, 1997, no shares were issued or outstanding.

Stock Options

Prior to the establishment of the Company's formal option plan, the Company granted options to various employees for performance and hiring incentives. Under this plan, 909,000 options were granted and 886,500 were exercised or expired prior to 1994 with an option price of $.17 - $.62. During 1995, the remaining 22,400 shares were exercised at a price of $.17. The Company no longer issues options under this plan.

The Company has reserved 2,200,000 shares of Common Stock in connection with a Board of Directors approved plan to grant nonqualified stock options to officers and key employees and 200,000 shares of Common Stock in connection with a plan to grant nonqualified stock options to the Company's nonemployee directors. The exercise price on all options granted is equivalent to the fair market value of the Company's Common Stock on the date of grant. The terms of options, including vesting and exerciseability are determined by the Compensation Committee of the Board of Directors. All options granted to date vest either immediately or over a period of one to eight years from the date of grant, subject to accelerated vesting in certain events such as a change of control, and expire upon the earlier of the employee's termination or 10 years from the date of grant. Certain options granted in 1997 are further subject to accelerated vesting within one year from the date of grant based on achievement of certain pre-determined performance goals. Vested options become exerciseable immediately upon vesting or within three years from the date of grant. The Company had 260,231 options outstanding subject to performance-based accelerated vesting arrangements at June 30, 1997. Options for directors vest 4,500 shares each year from the date of grant and expire the earlier of 5 years from date of grant, after resignation or immediately upon removal for cause. The Company had exercisable options of 593,697, 938,711 and 1,187,407 as of June 30, 1997, 1996 and 1995, respectively. The stock option plan also provides for the issuance of restricted stock, stock appreciation rights and phantom stock options. As of June 30, 1997, 1996 and 1995, no restricted stock, stock appreciation rights or phantom stock options had been granted. As of June 30, 1997, options available for granting were 266,656.

Information relating to all the plans is summarized as follows:

                                      Shares   Price

Options outstanding, June 30, 1994  1,144,693$   17 - .83
Granted                               107,199  .64 - .83
Exercised                                       (36,000)    .17 -
 .83
Expired                              (14,985)  .41 - .83

Options outstanding, June 30, 1995  1,200,907  .41 - .83
Granted                               173,503 .64 - 7.00
Exercised                                      (293,206)    .30 -
 .83
Expired                               (7,493)  .62 - .83

Options outstanding, June 30, 1996  1,073,711 .41 - 7.00
Granted                             758,177  7.00 - 14.75
Exercised                                    (838,460)      .30 -
14.75
Expired                               (5,250)        12.00

Options outstanding, June 30, 1997    988,178$  .30 - 14.75

Financial Accounting Standards No. 123

Effective June 30, 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with the standard, the Company has elected to continue to measure compensation expense for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

The following table summarizes information about stock options outstanding at June 30, 1997.

                                Options               Outstanding
Options Exercisable

                       Weighted-
                        Average
               Number  Remaining  Weighted-    Number  Weighted-
  Range of  OutstandingContractual Average  Exercisable Average
Exercise  Pricesat 6/30/97       Life       Exercise Priceat  6/3
0/97Exercise Price

                     $.30 to .83  330,236           1.6 years$.53
330,236               $.53                           $7.00397,777
4.1                $7.00 258,277      $7.00
                   $11.88 to 14.75260,165           9.6    $12.00
5,184             $14.75
                         988,178                       593,697

The  fair value of each option grant is estimated on the date  of
grant   using  the  Black-Scholes  model.   The  weighted-average
assumptions included in the Company's fair value calculations are as follows:
                                         1997        1996
Expected life (years)                   3-8           3
Risk-free interest rate                  6%     5-6%
Volatility                                        77%  0%
Dividend yield                           0%        0%

The  weighted  average fair value of stock options granted  under the employee stock option plans during 1997 and 1996 was $1,248,250 and $34,422, respectively. Had the Company determined compensation costs for these plans in accordance with SFAS 123, the Company's net income would have been $1,211,596 (or $0.15 per share) in 1997 and $1,004,136 (or $0.17 per share) in 1996. The
SFAS 123 method of accounting does not apply to options granted prior to January 1, 1995 and, accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in the future.

NOTE 12 - INITIAL PUBLIC OFFERING

On August 13, 1996, in connection with the Company's initial public offering, 2,875,000 shares of Common Stock, 2,645,000 of which were offered by the Company, were sold at $7.00 per share. The net proceeds raised by the Company totaled $16,110,103.

The Mandatorily Redeemable Class C Preferred Stock was automatically converted on a one to one basis into Common Stock upon the completion of the Company's initial public offering. No dividends were payable with respect to the converted shares.

On  August  28, 1996, the Company redeemed the Class B  Preferred
Stock for $308,000 in accordance with its terms that required redemption upon transfer of substantially all assets or of majority control of the Company.

NOTE 13 - CONTINGENCIES

As collateral for performance on a long-term contract and to a ceding insurer, the Company entered into a bond on November 28, 1995 under which the Company is contingently liable in the amount of $1,175,000. This bond is in force until November 28, 1998.

At June 30, 1997, the Company had a $500,000 letter of credit arrangement with a financial institution, which guarantees the Company's performance to its landlord.

NOTE 14 - EFFECT OF NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This statement establishes standards for computing and presenting earnings per share, simplifying previous standards for computing earnings per share ("EPS") and making them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS 128 requires restatement of all prior period earnings per share data presented, and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted.

The Company will adopt this statement during the second quarter of 1998, as required. Accordingly, all prior period EPS data will be restated. To illustrate the effect of adoption, the Company has elected to disclose pro forma basic and diluted EPS amounts computed using SFAS 128, as permitted by the standard. The pro forma basic and diluted EPS for each of the two years in the period ended June 30, 1997 are set forth below:

                          Year Ended June 30,
                             1997      1996

 Pro forma basic earnings per share    $0.34      $0.20
 Pro forma diluted earnings per share$0.32        $0.18


NOTE 15 - COMMITMENTS

The Company leases certain office space under non-cancelable operating leases. Lease terms range from two to seven years and include renewal options for additional periods. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

The Company is committed for the payment of minimum rentals under operating lease agreements through fiscal year 2004 in the following amounts:

     Year ending June 30,           Amount

          1998                  $   731,000
          1999                      745,000
          2000                      732,000
          2001                      693,000
          2002                      714,000
          Thereafter              1,046,000

                                 $4,661,000

The total rental expense under operating leases was $727,965, $330,499 and $259,466 for the years ended June 30, 1997, 1996 and
1995, respectively.

ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


          The information called for by Item 10 is incorporated by reference to Proxy Statement for the 1997 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.  EXECUTIVE COMPENSATION


          The information called for by Item 11 is incorporated by reference to Proxy Statement for the 1997 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The information called for by Item 12 is incorporated by reference to Proxy Statement for the 1997 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


          The information called for by Item 13 is incorporated by reference to Proxy Statement for the 1997 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, and REPORTS on FORM 8-K

     (a)  The information called for by Item 14 is included under
     Part III, Item 8 hereof.

           The following documents are filed as part of this report:


Exhibits

3.2*   Articles of Amendment and Restatement dated November 18,
       1991.
3.3*   Articles of Amendment dated August 6, 1996.
3.5*   Form of Articles of Amendment and Restatement of the
       Company.
3.6*   By-laws of the Company as amended to date.
4.1*   Form of Specimen of Common Stock Certificate.
10.1* Supplier Agreement dated December 16, 1992 between the Registrant and AT&T World Services, Inc.
10.2* Marketing Agreement dated June 18, 1990 between the Registrant and AT&T World Services, Inc.
10.3* Subcontract Agreement dated February 24, 1994 between Registrant and AT&T Corporation, Government Integrated Solutions.
10.4 Authorized Distributor Agreement dated July 23, 1991 between the Registrant and AmerInd, Inc.
10.5* Supply Contract dated August 17, 1994 between the Registrant and Teleglobe Canada, Inc.
10.6* License Agreement dated August 1, 1995 between the Registrant and Teleglobe Canada, Inc.
10.7* Subcontract No. 95-1350-01 dated November 8, 1995 between the Registrant and ANSTEC, Inc.
10.8* Agreement of Subcontract dated April 24, 1994 between the Registrant and the Communications Systems Division of GTE Government Systems Corporation.
10.9* Agreement to Purchase Hardware, Render Services and License and Sublicense the Use of Software dated
       October 11, 1995 between the Registrant and Telefonos de Mexico, S.A. de C.V.
10.11* Amended and Restated Omnibus Stock Plan.
10.12 Form of Term Loan Note entered into Between the Company and two Officers in Fiscal 1997
10.13 Form of Non-Qualified Stock Option Grant Agreement (certain executive officers - fiscal 1997)
10.14 Form of Non-Qualified Stock Option Grant Agreement (certain executive officers - fiscal 1997)
10.15  Executive Bonus Plan
10.16 Lease Between Principal Mutual Life Insurance Company and the Company as Tenant dated August 6, 1996
11.1   Computation of Pro Forma Net Income Per Share
24     Consent of Price Waterhouse LLP
27     Financial Data Schedule



* Incorporated by reference to the identically numbered exhibit filed as an exhibit to the Registrant's Registration
     Statement on Form S-1 No. 333-06731.

(b) No reports on Form 8-K have been filed during the fourth quarter of fiscal 1997.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ACE*COMM CORPORATION

                              By:  /s/ George T. Jimenez
                                     George T. Jimenez
                                     Chief Executive Officer

                              Date:  September 30, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Name                 Title                     Date
    /s/ George T.        President, Chief ExecutiveSeptember 30, 1997
    Jimenez              Officer
    (George T. Jimenez)  and Chairman of the Board
                         (Principal Executive Officer)

    /s/ Jeffrey S.       Vice President - Finance  September 30, 1997
    Simpson              (Principal Financial Officer
    (Jeffrey S.          and
    Simpson)             Principal Accounting Officer)


    /s/ Gilbert A.       Director                  September 30, 1997
    Wetzel
    (Gilbert A. Wetzel)


    /s/ Paul G. Casner,  Director                  September 30, 1997
    Jr.
    (Paul G. Casner,
    Jr.)


    /s/ Gary P. Golding  Director                  September 30, 1997
    (Gary P. Golding)

EXHIBIT INDEX

3.2*   Articles of Amendment and Restatement dated November 18,
       1991.
3.3*   Articles of Amendment dated August 6, 1996.
3.5*   Form of Articles of Amendment and Restatement of the
       Company.
3.6*   By-laws of the Company as amended to date.
4.1*   Form of Specimen of Common Stock Certificate.
10.1* Supplier Agreement dated December 16, 1992 between the Registrant and AT&T World Services, Inc.
10.2* Marketing Agreement dated June 18, 1990 between the Registrant and AT&T World Services, Inc.
10.3* Subcontract Agreement dated February 24, 1994 between Registrant and AT&T Corporation, Government Integrated Solutions.
10.4 Authorized Distributor Agreement dated July 23, 1991 between the Registrant and AmerInd, Inc.
10.5* Supply Contract dated August 17, 1994 between the Registrant and Teleglobe Canada, Inc.
10.6* License Agreement dated August 1, 1995 between the Registrant and Teleglobe Canada, Inc.
10.7* Subcontract No. 95-1350-01 dated November 8, 1995 between the Registrant and ANSTEC, Inc.
10.8* Agreement of Subcontract dated April 24, 1994 between the Registrant and the Communications Systems Division of GTE Government Systems Corporation.
10.9* Agreement to Purchase Hardware, Render Services and License and Sublicense the Use of Software dated
       October 11, 1995 between the Registrant and Telefonos de Mexico, S.A. de C.V.
10.11* Amended and Restated Omnibus Stock Plan.
10.12 Form of Term Loan Note entered into Between the Company and two Officers in Fiscal 1997
10.13 Form of Non-Qualified Stock Option Grant Agreement (certain executive officers - fiscal 1997)
10.14 Form of Non-Qualified Stock Option Grant Agreement (certain executive officers - fiscal 1997)
10.15  Executive Bonus Plan
10.16 Lease Between Principal Mutual Life Insurance Company and the Company as Tenant dated August 6, 1996
11.1   Computation of Pro Forma Net Income Per Share
24     Consent of Price Waterhouse LLP
27     Financial Data Schedule


___________

* Incorporated by reference to the identically numbered exhibit filed as an exhibit to the Registrant's Registration
     Statement on Form S-1 No. 333-06731.