Form 10-K/A
period 1997-06-30
ACE COMM CORP
filed 1997-10-02
CIK 1017526

--
B
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                               FORM 10-K/A-1

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

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its annual meeting to be held on November 19, 1997 are incorporated by reference in
Part III.
                 Exhibit Index located at page 38 [     ].

                                  PART IV

          The following, constitutes an amendment to Part IV of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. Exhibit No. 27 was inadvertenly omitted and is attached herewith.

EXHIBIT INDEX

3.2*   Articles of Amendment and Restatement dated November 18, 1991.
3.3*   Articles of Amendment dated August 6, 1996.
3.5*   Form of Articles of Amendment and Restatement of the Company.
3.6*   By-laws of the Company as amended to date.
4.1*   Form of Specimen of Common Stock Certificate.
10.1* Supplier Agreement dated December 16, 1992 between the Registrant and AT&T World Services, Inc.
10.2* Marketing Agreement dated June 18, 1990 between the Registrant and AT&T World Services, Inc.
10.3* Subcontract Agreement dated February 24, 1994 between Registrant and AT&T Corporation, Government Integrated Solutions.
10.4* Authorized Distributor Agreement dated July 23, 1991 between the Registrant and AmerInd, Inc.
10.5* Supply Contract dated August 17, 1994 between the Registrant and Teleglobe Canada, Inc.
10.6* License Agreement dated August 1, 1995 between the Registrant and Teleglobe Canada, Inc.
10.7* Subcontract No. 95-1350-01 dated November 8, 1995 between the Registrant and ANSTEC, Inc.
10.8* Agreement of Subcontract dated April 24, 1994 between the Registrant and the Communications Systems Division of GTE Government Systems Corporation.
10.9* Agreement to Purchase Hardware, Render Services and License and Sublicense the Use of Software dated October 11, 1995 between the Registrant and Telefonos de Mexico, S.A. de C.V.
10.11* Amended and Restated Omnibus Stock Plan.
10.12 Form of Term Loan Note entered into Between the Company and two Officers in Fiscal 1997
10.13 Form of Non-Qualified Stock Option Grant Agreement (certain executive officers - fiscal 1997)
10.14 Form of Non-Qualified Stock Option Grant Agreement (certain executive officers - fiscal 1997)
10.15  Executive Bonus Plan
10.16 Lease Between Principal Mutual Life Insurance Company and the Company as Tenant dated August 6, 1996
11.1   Computation of Pro Forma Net Income Per Share
24     Consent of Price Waterhouse LLP
27     Financial Data Schedule


___________

* Incorporated by reference to the identically numbered exhibit filed as an exhibit to the Registrant's Registration Statement on Form S-1 No. 333-06731.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ACE*COMM CORPORATION

                              By: /s/Jeffrey S. Simpson
                                     Jeffrey S. Simpson
                                     Vice President - Finance

                                            Date:  October 2, 1997