Form 10-Q
period 1997-09-30
ACE COMM CORP
filed 1997-11-14
CIK 1017526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ___ EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997.

                                       OR

 __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ______  to_______

    Commission file number 0-21059

                            ACE*COMM CORPORATION
   ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Maryland                             52-1283030
      -------------------------------                 ------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)


      704 Quince Orchard Road, Gaithersburg, MD                 20878
     ------------------------------------------              -----------
       (Address of principal executive offices)               (Zip Code)

                   301-721-3000
  ----------------------------------------------------
  (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
(Former name,former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X    NO
   ---     ----
  Number of shares of Common Stock outstanding as of October 31, 1997  8,644,748

                              ACE*COMM CORPORATION
                                     INDEX

Part I--Financial Information

Item 1. Financial Statements

    Consolidated Balance Sheets as of September 30, 1997 (Unaudited) and June 30,
     1997..............................................................................          3

    Consolidated Statements of Operations (Unaudited) for the Three Months Ended
     September 30, 1997 and 1996.......................................................          4

    Consolidated Statements of Stockholders' Equity for the three months ended
     September 30, 1997 (Unaudited) and the year ended June 30, 1997...................          5

    Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended
     September 30, 1997 and 1996.......................................................          6

    Notes to Consolidated Financial Statements (Unaudited).............................          7

Item 2. Management's Discussion and Analysis of Results of Operations and Financial
  Condition............................................................................          8

Part II--Other Information

Item 6. Exhibits and Reports on Form 8-K...............................................         11

Signatures.............................................................................         12

                              ACE*COMM CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                                                     SEPTEMBER 30,     JUNE 30,
                                                                                         1997           1997
                                                                                     -------------  -------------
                                                                                     (UNAUDITED)
                                      Assets

Current assets:
  Cash and cash equivalents........................................................  $   5,292,764  $   7,919,631
  Accounts receivable, less $10,000 allowance......................................     16,383,436     16,119,862
  Inventories......................................................................      2,647,048      2,814,221
  Prepaid expenses and other.......................................................      1,481,525      1,011,193
                                                                                     -------------  -------------
     Total current assets..........................................................     25,804,773     27,864,907
Property and equipment, net........................................................      3,939,605      3,469,997
Capitalized software development costs, net........................................      2,254,182      2,076,665
Other assets.......................................................................        102,839        106,258
                                                                                     -------------  -------------
     Total assets..................................................................  $  32,101,399  $  33,517,827
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                Liabilities and Stockholders' Equity

Current liabilities:
  Current borrowings...............................................................  $     478,535  $     527,359
  Accounts payable.................................................................      1,089,882      2,734,791
  Accrued expenses.................................................................        295,154        183,969
  Accrued compensation.............................................................      1,915,908      2,128,759
  Accrued contract costs...........................................................      2,454,824      3,550,589
  Deferred income taxes............................................................        395,173        395,173
  Deferred revenue.................................................................        689,624        509,700
                                                                                     -------------  -------------
  Total current liabilities........................................................      7,319,100     10,030,340
  Noncurrent borrowings............................................................        911,818      1,013,214
  Other noncurrent liabilities.....................................................      1,276,695        765,000
                                                                                     -------------  -------------
    Total liabilities..............................................................      9,507,613     11,808,554
                                                                                     -------------  -------------
Stockholders' Equity:
  Common stock, $.01 par value, 45,000,000 shares authorized, 8,641,505 and
    8,550,582 shares issued and outstanding........................................         86,415         85,506
  Additional paid-in capital.......................................................     19,613,296     19,530,035
  Retained earnings................................................................      2,894,075      2,093,732
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................     22,593,786     21,709,273
                                                                                     -------------  -------------
       Total liabilities and stockholders' equity..................................  $  32,101,399  $  33,517,827
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          See accompanying notes to consolidated financial statements.

                              ACE*COMM CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                       For the three months
                                                                              ended
                                                                           September 30,
                                                                       --------------------
                                                                         1997       1996
                                                                       ---------  ---------
Revenue--products, software licenses and services.................... $8,735,376 $6,263,903

Cost of products, software licenses and services.....................  3,683,879  3,136,719
Selling, general and administrative..................................  3,343,057  2,135,766
Research and development.............................................    448,607    398,596
                                                                       ---------  ---------
Total costs and operating expenses....................................  7,475,543  5,671,081
                                                                       ---------  ---------
Income from operations...............................................  1,259,833    592,822
Interest (income) expense, net.......................................    (52,206)    53,867
                                                                       ---------  ---------
Income before income taxes...........................................  1,312,039    538,955
Income taxes.........................................................    511,695     --
                                                                       ---------  ---------
   Net income........................................................  $ 800,344  $ 538,955
                                                                       ---------  ---------
                                                                       ---------  ---------
Net income per share (pro forma for all periods except the three months
  ended September 30, 1996)..........................................  $    0.09  $    0.07
Shares used in computing net income per share........................  9,176,694  7,321,716

          See accompanying notes to consolidated financial statements.

                              ACE*COMM CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   PREFERRED STOCK         COMMON STOCK
                                 --------------------  ---------------------     ADD'L
                                               PAR                    PAR       PAID-IN
                                  SHARES      VALUE      SHARES      VALUE      CAPITAL
                                 ---------  ---------  ----------  ---------  ------------
Balance, June 30, 1996.........      1,000     $1,000   3,590,451    $35,905      $343,124
Accretion of preferred stock
  dividends....................     --         --          --         --           (17,487)
Conversion of preferred stock
  Class C......................     --         --       1,530,950     15,310     2,263,804
Redemption of preferred stock
  Class B......................     (1,000)    (1,000)     --         --          (307,000)
Issuance of common stock.......     --         --       2,645,000     26,450    16,083,653
Exercise of common stock
  options......................     --         --         838,460      8,385     2,060,162
Repurchase and retirement of
  common stock.................     --         --         (54,279)      (544)     (896,221)
Net income for the period ended
  June 30, 1997................     --         --          --         --           --
                                 ---------  ---------  ----------  ---------  ------------
Balance, June 30, 1997.........     --         --       8,550,582     85,506    19,530,035
                                 ---------  ---------  ----------  ---------  ------------
Exercise of common stock
  options (unaudited)..........     --         --          92,327        923       104,703
Repurchase and retirement of
  common stock (unaudited).....     --         --          (1,404)       (14)      (21,443)
Net income for the year ended
  June 30, 1997 (unaudited)....     --         --          --         --
                                 ---------  ---------  ----------  ---------  ------------
Balance September 30, 1997.....     --         --       8,641,505    $86,415   $19,613,296
                                 ---------  ---------  ----------  ---------  ------------
                                 ---------  ---------  ----------  ---------  ------------

                                   RETAINED
                                   EARNINGS
                                   (ACCUM.
                                   DEFFICIT           TOTAL
                                   --------        ------------
Balance June 30, 1996..........  $  (530,482)      $  (150,453)
Accretion of preferred stock
  dividends (Unaudited)........       --               (17,487)
Conversion of preferred stock
  Class C (Unaudited)..........       --             2,279,114
Redemption of preferred stock
  Class B (Unaudited)..........       --              (308,000)
Issuance of common stock
  (Unaudited)..................       --            16,110,103
Exercise of common stock
  options (Unaudited)..........       --             2,068,547
Repurchase and retirement of
  common stock (Unaudited).....       --              (896,765)
Net income for the period ended
  June 30, 1997 (Unaudited)....   2,624,214          2,624,214

                                 ------------      ------------
Balance, June 30, 1997.........   2,093,732         21,709,273
                                 ------------      ------------

Exercise of common stock
  options......................       --               105,626
Repurchase and retirement of
  common stock.................       --               (21,457)
Net income for the period ended
  June 30, 1997................     800,344            800,344

                                  ------------      -----------

Balance September 30, 1997....    $2,894,075       $22,593,786

                                 ------------      -----------
                                 ------------      -----------


          See accompanying notes to consolidated financial statements

                              ACE*COMM CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..........................................................................  $     800,344  $     538,955
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation......................................................................        171,646         55,443
  Amortization of capitalized software..............................................        215,899        136,324
Changes in operating assets and liabilities:
  Accounts receivable...............................................................       (263,574)       791,433
  Inventories.......................................................................        167,172     (1,060,424)
  Other assets......................................................................       (466,912)        39,172
  Accounts payable..................................................................     (1,644,910)    (1,300,519)
  Accrued expenses..................................................................       (984,579)      (259,334)
  Accrued compensation..............................................................       (212,852)      (278,332)
  Deferred income taxes.............................................................        511,695       --
  Deferred revenue..................................................................        179,924       (699,906)
                                                                                      -------------  -------------
Net cash used for operating activities..............................................     (1,526,147)    (2,037,188)
                                                                                      -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.................................................       (641,253)      (246,747)
Additions to capitalized software development costs.................................       (393,416)      (455,680)
                                                                                      -------------  -------------
Net cash used for investing activities..............................................     (1,034,669)      (702,427)
                                                                                      -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in line of credit......................................................       --           (4,446,563)
Payments on debt....................................................................       (141,027)      (174,964)
Principal payments under capital lease obligation...................................         (9,193)      --
Net proceeds from common stock issued...............................................       --           16,367,500
Exercise of common stock options....................................................        105,626       --
Repurchase and retirement of common stock...........................................        (21,457)      --
Redemption of class B preferred shares..............................................       --             (308,000)
                                                                                      -------------  -------------
Net cash (used for) provided by financing activities................................        (66,051)    11,437,973
                                                                                      -------------  -------------
Net (decrease) increase in cash and cash equivalents................................     (2,626,867)     8,698,358
Cash and cash equivalents at beginning of period....................................      7,919,631        369,206
                                                                                      -------------  -------------
Cash and cash equivalents at end of period..........................................  $   5,292,764  $   9,067,564
                                                                                      -------------  -------------
                                                                                      -------------  -------------

          See accompanying notes to consolidated financial statements.

                              ACE*COMM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of ACE*COMM Corporation and its subsidiaries ("ACE*COMM" or the Company). The financial statements have been prepared by ACE*COMM in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

    Pro forma income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of common stock options and assuming the conversion of redeemable preferred stock as of the beginning of the period presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices below its initial public offering price during the twelve month period prior to the initial public offering date (using the treasury stock method and an offering price of $7.00 per share) have been included in the calculation of pro forma income per share for all periods except the three months ended September 30, 1997, as if they were outstanding for all of the period regardless of whether they are dilutive.

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

    The Company sells and licenses hardware and software products through direct channels and through strategic alliance partners, for delivery to end users in the United States and internationally. Since June 1994, the Company historically derived most of its revenue from sales of carrier network products to traditional carriers. The Company expects such sales to represent a majority of its revenue for at least the next several years. An increasing proportion of the Company's revenue is derived from the sale of products to new and emerging carriers and the balance of the Company's revenue is derived from the sale of product to enterprise customers, including agencies of the U.S. government. The proportion of revenue derived from each of these markets is expected to vary from time to time based on the timing of contracts and on developments within the telecommunications industry. The Company experiences relatively higher margins in connection with product sales in which a software license comprises a substantial portion of the sales price, such as are typical of the Company's sales to new and emerging carriers and to its enterprise customers.

    The Company sells its products directly to end users, or as components in the products or systems developed and marketed by its strategic partners. The Company typically experiences higher margins, offset in part by relatively higher sales and marketing expenses, in connection with its direct sales contracts.

    Substantially all of the Company's revenue is derived from dollar-denominated sales and, although the Company has had significant sales to Mexico and the Republic of South Korea, the Company does not have significant foreign operations. The Company's customers continue to pay for products in U.S. dollars. All products are shipped from the United States pursuant to terms of orders issued by customers.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items on the Company's statement of operations as a percentage of revenue:

                                                                               FOR THE THREE MONTHS
                                                                                      ENDED
                                                                                  SEPTEMBER 30,
                                                                               --------------------
                                                                                 1997       1996
                                                                               ---------  ---------
Revenue--products, software licenses and services............................      100.0%     100.0%
Costs and operating expenses:
  Cost of products, software licenses and services...........................       42.2%      50.1%
  Selling, general and administrative........................................       38.3%      34.1%
  Research and development...................................................        5.1%       6.3%
                                                                               ---------  ---------
Income from operations.......................................................       14.4%       9.5%
                                                                               ---------  ---------
                                                                               ---------  ---------

    REVENUES. Total revenues for the three months ended September 30, 1997 increased $2.4 million or 39.5%, to $8.7 million compared to $6.3 million for the three months ended September 30, 1996. The increase in revenues is primarily the result of increased sales volume of the Company's products and software licenses to enterprises and new and emerging carriers. Revenues from enterprise networks products increased 62.1%, representing 17.8% of total revenue. Revenues from new and emerging carrier products increased 435.1%, representing 26.5% of total revenue. Revenues from traditional carriers products, which were comparable to those of the year ago quarter, represented 55.6% of total revenue.

                              ACE*COMM CORPORATION

    COST OF PRODUCTS, SOFTWARE LICENSES AND SERVICES. Cost of products, software licenses and services for the three months ended September 30, 1997 increased $547,000 or 17.4%, to $3.7 million compared to $3.1 million for the three months ended September 30, 1996. The increase in cost is primarily attributable to an increase in labor costs required to support the growth in revenues. Gross margin for the three months ended September 30, 1997 was 57.8% compared to 49.9% for the three months ended September 30, 1996. The improvement in gross margin is primarily the result of an increase in higher margin software license revenue.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three month period ended September 30, 1997 increased $1.2 million or 56.5%, to $3.3 million compared to $2.1 million for the three months ended September 30, 1996. The increase in expenses is attributable to an increase in personnel and related fringe costs due to the Company's growth, additional commission expense associated with increased revenues, costs associated with the continued expansion of the Company's marketing programs and to increased rent incurred in conjunction with the Company's relocation to a larger facility.

    RESEARCH AND DEVELOPMENT. Research and development expense for the three months ended September 30, 1997 increased $50,000 or 12.6 % to $449,000 from $399,000 for the three months ended September 30, 1996. The increase is primarily attributable to the addition of software development engineers required to support the Company's continued product development activities.

    PROVISION FOR INCOME TAXES. The Company recorded a tax provision of $512,000 for the three month period ended September 30, 1997 which represents an effective rate of 39%. This provision represents an increase of $512,000 over the quarter ended September 30, 1996 when no provision was recorded, the result of the provision being offset by a similar decrease in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1997, the Company had $5.3 million in cash and cash equivalents and $18.5 million in working capital. These values represent a decrease in of $2.6 million in cash and an increase of approximately $650,000 in working capital.

    For the quarter ended September 30, 1997, cash flows used in operations were $1.5 million compared to cash used in operations of $2.0 million for the quarter ended September 30, 1996. The decrease in operating cash flow for the September 30, 1997 quarter is comprised of a decrease in accounts payable of $1.6 million, a decrease in accrued items of $1.2 million and an increase in other assets of approximately $500,000. These decreases were offset in part by an increase in net income of $800,000, an decrease in inventories of $167,000, an increase in deferred income taxes of $512,000 and an increase in deferred revenue of $180,000.

    Cash used for investing activities for the quarter ended September 30, 1997 was $1.0 million compared to $700,000 used for investing activities for the quarter ended September 30, 1996. The cash used in the current quarter includes $640,000 in capital expenditures and approximately $400,000 for capitalized software development activities.

    Cash used for investing activities for the quarter ended was $66,000 which consisted of debt and lease payments of approximately $150,000 offset in part by net cash received from the exercise of stock options of approximately $84,000.

    Currently, the Company has two lines of credit with Crestar Bank of Maryland totaling $3.5 million, both of which expire on January 31, 1998. At September 30, 1997, no amounts were outstanding under the two credit facilities.

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

                              ACE*COMM CORPORATION

RECENT ACCOUNTING PRONOUNCEMENTS

    In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). This statement establishes standards for computing and presenting earnings per share, simplifying previous standards for computing earnings per share ("EPS") and making them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into Common Stock or resulted in the issuance of common stock that then share in the earnings of the entity. SFAS 128 requires restatement of all prior period earnings per share data presented, and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted.

The company will adopt this statement during the second quarter of 1998, as required. Accordingly, all prior period EPS data will be restated.


To illustrate the effect of adoption, the Company has elected to disclose pro forma basic and diluted EPS amounts computed using SFAS 128, as permitted by the standard. The pro forma basic and diluted EPS for the periods presented are set forth below:


                                                Quarter ended September 30,
                                                   1997             1996
                                                   ----             ----
Pro forma basic earnings per share                $0.09            $0.08

Pro forma diluted earnings per share              $0.09            $0.07

                              ACE*COMM CORPORATION


PART II: Other Information

Item 2. (d) Use of Proceeds from Initial Public Offering

    The following is an update as of September 30, 1997 of the Company's use of proceeds from its initial public offering:


Construction of plant, building and facilities                    0
Purchase and installation of machinery and equipment      3,031,482
Purchase of real estate                                           0
Acquisition of other business(es)                                 0
Repayment of indebtedness                                 4,446,563
Working capital                                           3,816,211

Temporary investment:
US Treasury Money Fund                                    4,695,353

Other purposes:
Redemption of Preferred Stock                               308,000
Directors & Officers Insurance                              155,750







Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

  NUMBER           DESCRIPTION
-----------  ----------------------
      11.1   Statement of Computation of Earnings per Share
        27   Financial Data Schedule

           (b) Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ACE*COMM CORPORATION

 DATE_____________             By: ____________________________________
                                   George T. Jimenez
                                   President and Chief Executive Officer

                                   _____________________________________
                                   Jeffrey S. Simpson, Vice President--Finance
                                   (Principal Financial Officer)