Form 10-Q
period 1997-12-31
ACE COMM CORP
filed 1998-02-17
CIK 1017526

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997.

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number  0-21059

                             ACE*COMM CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Maryland                                     52-1283030
----------------------------------          ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


704 Quince Orchard Road, Gaithersburg, MD                   20878
-------------------------------------------                 -----
(Address of principal executive offices)                 (Zip Code)


                    301-721-3000
---------------------------------------------------------------
(Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---
Number of shares of Common Stock outstanding as of January 27, 1998   8,805,249

                                ACE*COMM CORPORATION


                                       INDEX

Part I - Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 1997
         (Unaudited) and June 30, 1997                                         3

         Consolidated Statements of Operations (Unaudited) for the
         Three and Six Months Ended December 31, 1997 and 1996                 4

         Consolidated Statement of Stockholders' Equity as of
         December 31, 1997 (Unaudited) and June 30, 1997                       5

         Consolidated Statements of Cash Flows (Unaudited) for the
         Six Months Ended December 31, 1997 and 1996                           6

         Notes to Consolidated Financial Statements (Unaudited)                7

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                                    8


Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                  12


Item 6.  Exhibits and Reports on Form 8-K                                     12


Signatures                                                                    13

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

                              ACE*COMM CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                   (in thousands)

                                                                                           (UNAUDITED)
                                                                                           DECEMBER 31,  JUNE 30,
                                                                                               1997        1997
                                                                                           ------------  ---------
Assets
Current assets:
  Cash and cash equivalents..............................................................   $    2,834   $   7,920
  Accounts receivable, net...............................................................       16,135      16,120
  Inventories, net.......................................................................        2,743       2,814
  Prepaid expenses and other.............................................................        1,447       1,011
                                                                                           ------------  ---------
    Total current assets.................................................................       23,159      27,865
Property and equipment, net..............................................................        4,260       3,470
Capitalized software development costs, net..............................................        2,256       2,077
Other assets.............................................................................           81         106
                                                                                           ------------  ---------
    Total assets.........................................................................   $   29,756   $  33,518
                                                                                           ------------  ---------
                                                                                           ------------  ---------
Liabilities and Stockholders' Equity
Current liabilities:
  Current borrowings.....................................................................   $      442   $     527
  Accounts payable.......................................................................        1,505       2,735
  Accrued expenses.......................................................................          321         184
  Accrued compensation...................................................................        2,005       2,129
  Accrued contract costs.................................................................        3,198       3,551
  Deferred income taxes..................................................................       --             395
  Deferred revenue.......................................................................          636         510
                                                                                           ------------  ---------
    Total current liabilities............................................................        8,107      10,031
  Noncurrent borrowings..................................................................          824       1,013
  Deferred income taxes..................................................................          297         765
                                                                                           ------------  ---------
    Total liabilities....................................................................        9,228      11,809
  Common stock, $.01 par value, 45,000,000 shares authorized, 8,662,653 and 8,550,582
    shares issued and outstanding........................................................           87          85
  Additional paid-in capital.............................................................       19,748      19,530
  Retained earnings......................................................................          693       2,094
                                                                                           ------------  ---------
    Total stockholders' equity...........................................................       20,528      21,709
                                                                                           ------------  ---------
    Total liabilities and stockholders' equity...........................................   $   29,756   $  33,518
                                                                                           ------------  ---------
                                                                                           ------------  ---------

          See accompanying notes to consolidated financial statements.

                                    ACE*COMM CORPORATION

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands except per share data)
                                          (Unaudited)

                                                                          FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                                                 ENDED                 ENDED
                                                                              DECEMBER 31,          DECEMBER 31,
                                                                          --------------------  --------------------
                                                                            1997       1996       1997       1996
                                                                          ---------  ---------  ---------  ---------
Revenue--products, software licenses and services.......................  $   5,491  $   7,257  $  14,226  $  13,521
Cost of products, software licenses and services........................      4,598      3,480      8,282      6,618
                                                                          ---------  ---------  ---------  ---------
Gross profit............................................................        893      3,777      5,944      6,903
Selling, general and administrative expense.............................      3,963      2,511      7,306      4,646
Research and development expense........................................        503        468        951        866
                                                                          ---------  ---------  ---------  ---------
(Loss) income from operations...........................................     (3,573)       798     (2,313)     1,391
Interest income, net....................................................         37         92         89         39
                                                                          ---------  ---------  ---------  ---------
(Loss) income before income taxes.......................................     (3,536)       890     (2,224)     1,430
Income tax (benefit) provision..........................................     (1,335)       266       (823)       266
                                                                          ---------  ---------  ---------  ---------
Net (loss) income.......................................................  $  (2,201) $     624  $  (1,401) $   1,164
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
Basic (loss) income per share (pro forma for the six months ended
  December 31, 1996)....................................................  ($   0.25) $    0.08  ($   0.16) $    0.16
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
Diluted (loss) income per share (pro forma for the six months ended
  December 31, 1996)....................................................  ($   0.25) $    0.07  ($   0.16) $    0.14
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
Shares used in computing income per share:
  Basic.................................................................      8,654      7,832      8,623      7,097
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
  Diluted...............................................................      8,654      8,972      8,623      8,099
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

    See accompanying notes to consolidated financial statements.

                              ACE*COMM CORPORATION
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                        PREFERRED STOCK            COMMON STOCK
                                                   --------------------------  ------------------------     ADD'L
                                                                      PAR                       PAR        PAID-IN
                                                      SHARES         VALUE       SHARES        VALUE       CAPITAL
                                                      ------         -----     -----------     -----     -----------
Balance June 30, 1996............................            1     $       1        3,590    $      36    $     343
Accretion of preferred stock dividends...........       --            --           --           --              (17)
Conversion of preferred stock Class C............       --            --            1,531           15        2,264
Redemption of preferred stock Class B............           (1)           (1)      --           --             (307)
Issuance of common stock.........................       --            --            2,645           26       16,083
Exercise of common stock options.................       --            --              838            8        2,060
Repurchase and retirement of common stock........       --            --              (54)      --             (896)
Net income for the period ended June 30, 1997....       --            --           --           --           --
                                                      --------      --------     --------     --------   -----------
Balance, June 30, 1997...........................       --            --            8,550           85       19,530
                                                      --------      --------     --------     --------   -----------
Exercise of common stock options (unaudited).....       --            --              113            2          239
Repurchase and retirement of common stock
  (unaudited)....................................       --            --               (1)      --              (21)
Net income (loss) for the period ended December
  31, 1997 (unaudited)...........................       --            --           --           --           --
                                                      --------      --------     --------     --------   -----------
Balance December 31, 1997........................       --            --            8,662    $      87    $  19,748
                                                      --------      --------     --------     --------   -----------
                                                      --------      --------     --------     --------   -----------



                                                      RETAINED
                                                      EARNINGS
                                                    (ACCUMULATED
                                                       DEFICIT        TOTAL
                                                   ---------------  ---------
Balance June 30, 1996............................     $    (530)    $    (150)
Accretion of preferred stock dividends...........        --               (17)
Conversion of preferred stock Class C............        --             2,279
Redemption of preferred stock Class B............        --              (308)
Issuance of common stock.........................        --            16,109
Exercise of common stock options.................        --             2,068
Repurchase and retirement of common stock........        --              (896)
Net income for the period ended June 30, 1997....         2,624         2,624

                                                        -------     ---------
Balance, June 30, 1997...........................         2,094        21,709

                                                        -------     ---------
Exercise of common stock options (unaudited).....        --               241
Repurchase and retirement of common stock
  (unaudited)....................................        --               (21)
Net income (loss) for the period ended December
  31, 1997 (unaudited)...........................        (1,401)       (1,401)

                                                        -------     ---------
Balance December 31, 1997........................     $     693     $  20,528

                                                        -------     ---------
                                                        -------     ---------

          See accompanying notes to consolidated financial statements

                              ACE*COMM CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                    FOR THE SIX MONTHS
                                                                                    ENDED DECEMBER 31,
                                                                                   --------------------
                                                                                     1997       1996
                                                                                   ---------  ---------
Cash flows from operating activities:
Net income.......................................................................  $  (1,401) $   1,164
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation...................................................................        377        174
  Amortization of capitalized software...........................................        475        281
Changes in operating assets and liabilities:
  Accounts receivable............................................................        (15)      (728)
  Inventories....................................................................         71       (238)
  Other assets...................................................................       (411)       (89)
  Accounts payable...............................................................     (1,230)    (2,356)
  Accrued expenses...............................................................       (216)      (625)
  Accrued compensation...........................................................       (123)        93
  Deferred income taxes..........................................................       (863)       266
  Deferred revenue...............................................................        126     (1,198)
                                                                                   ---------  ---------
Net cash used for operating activities...........................................     (3,210)    (3,256)
                                                                                   ---------  ---------
Cash flows from investing activities:
Purchases of property and equipment..............................................     (1,166)      (517)
Additions to capitalized software development costs..............................       (655)      (715)
                                                                                   ---------  ---------
Net cash used for investing activities...........................................     (1,821)    (1,232)
                                                                                   ---------  ---------
Cash flows from financing activities:
Net decrease in line of credit...................................................     --         (4,446)
Payments on debt.................................................................       (256)      (237)
Principal payments under capital lease obligation................................        (19)        (3)
Net proceeds from common stock issued............................................     --         16,134
Exercise of common stock options.................................................        241        295
Repurchase and retirement of common stock........................................        (21)      (256)
Redemption of class B preferred shares...........................................     --           (308)
                                                                                   ---------  ---------
Net cash (used for) provided by financing activities.............................        (55)    11,179
                                                                                   ---------  ---------
Net (decrease) increase in cash and cash equivalents.............................     (5,086)     6,691
Cash and cash equivalents at beginning of period.................................      7,920        369
                                                                                   ---------  ---------
Cash and cash equivalents at end of period.......................................  $   2,834  $   7,060
                                                                                   ---------  ---------
                                                                                   ---------  ---------
Supplemental disclosure of cash flow information-
  Cash paid during the period for :
    Interest.....................................................................  $      64  $     136
                                                                                   ---------  ---------
                                                                                   ---------  ---------
    Income taxes.................................................................  $      39  $      15
                                                                                   ---------  ---------
                                                                                   ---------  ---------

          See accompanying notes to consolidated financial statements.

                                ACE*COMM CORPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of ACE*COMM Corporation and its subsidiaries ("ACE*COMM" or the "Company"). The financial statements have been prepared by ACE*COMM in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature.
Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

Pro forma income (loss) per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of common stock options and assuming the conversion of redeemable preferred stock as of the beginning of the period presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices below its initial public offering price during the twelve month period prior to the initial public offering date (using the treasury stock method and an offering price of $7.00 per share) have been included in the calculation of pro forma income per share for all periods, except the six months ended December 31, 1997, as if they were outstanding for all of the period regardless of whether they are dilutive.

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

The Company sells and licenses hardware and software products through direct channels and through strategic alliance partners, for delivery to end users in the United States and internationally. Since June 1994, the Company historically derived most of its revenue from sales of carrier network products to traditional carriers. The Company expects such sales to continue to represent a significant portion of its revenue for at least the next several years. An increasing proportion of the Company's revenue is derived from the sale of products to new and emerging carriers and the balance of the Company's revenue is derived from the sale of products to enterprise customers, including agencies of the U.S. government. The proportion of revenue derived from each of these markets is expected to vary from time to time based on the timing of contracts and on developments within the telecommunications industry. The Company experiences relatively higher margins in connection with product sales in which a software license comprises a substantial portion of the sales price, such as are typical of the Company's sales to new and emerging carriers and to its enterprise customers.

The Company sells its products directly to end users, or as components in the products or systems developed and marketed by its strategic partners. The Company typically experiences higher margins offset in part by relatively higher sales and marketing expenses, in connection with its direct sales contracts.

Substantially all of the Company's revenue is derived from dollar-denominated sales and, although the Company has had significant sales to Mexico and the Republic of South Korea, the Company does not have significant foreign operations. The Company's customers are usually contractually obligated to pay for products in U.S. dollars. All products are shipped from the United States pursuant to terms of orders issued by customers.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items on the Company's statement of operations as a percentage of revenue:

                                        For the three months ended   For the six months ended
                                               December 31,                December 31,
                                        --------------------------   ------------------------
                                            1997          1996          1997          1996
                                        -----------   ------------   ----------   -----------
Revenue - products, software
   licenses and services                   100.0%         100.0%       100.0%        100.0%
Costs and operating expenses:
   Cost of products, software
      licenses and services                 83.7%          48.0%        58.2%         48.9%
                                        -----------   ------------   ----------   -----------
   Gross margin                             16.3%          52.0%        41.8%         51.1%
   Selling, general and administrative      72.2%          34.6%        51.4%         34.4%
   Research and development                  9.2%           6.4%         6.7%          6.4%
                                        -----------   ------------   ----------   -----------
(Loss) income from operations              (65.1)%         11.0%       (16.3)%        10.3%
                                        -----------   ------------   ----------   -----------
                                        -----------   ------------   ----------   -----------

Revenues. Revenues for the three- and six-month periods ended December 31, 1997 were $5.5 million and $14.2 million, respectively, representing a decrease of $1.8 million (24%) and an increase of $700,000 (5%) when compared to revenues of $7.3 million and $13.5 million, respectively, for the comparable three- and six-month periods in 1996. The substantial decrease in revenues in the current quarter was primarily attributable to two factors. First, the Company believes that the recent economic instability in the Asia Pacific region, where the Company has a significant customer base (including customers in Korea, the Philippines and Indonesia), caused certain customers to delay orders. Second, the U.S. Air Force suspended orders for the Company's network management software products, originally scheduled for December (second quarter) delivery, pending evaluation of Air Force budget shortfall issues relating to the "Year 2000 problem" prevalent in some legacy Air Force systems.

The Company anticipates that its revenues from customers in the Asia Pacific region will continue to be adversely affected at least for the duration of the period of economic instability in that region. However, the Company also anticipates that such adverse effects may be offset, in whole or in part, by expected increasing activity in the emerging and alternative carrier markets in the United States, Canada and Western Europe.

The increase in revenues for the six months ended December 31, 1997 was primarily due to a strong increase in demand for the Company's products and software licenses in its emerging carrier customer base, substantially offset by the second quarter revenue decrease discussed above.

Gross Margins. Gross margins for the three- and six-month periods ended December 31, 1997 were 16.3% and 41.8%, respectively, compared to gross margins of 52.0% and 51.1% for the comparable three- and six-month periods in 1996. The substantial reduction in gross margin in the current quarter when compared to the comparable quarter in 1996 was primarily due to an unfavorable change in the mix of products sold. Due to order delays, software sales, which generate relatively high margins, accounted for only $1.2 million or 22% of revenue, during the current quarter, as compared to $2.4 million, or 33% of revenue, during the comparable quarter in 1996. In addition, the Company incurred certain unrecoverable costs associated with the programs which were either delayed or postponed and provided approximately $150,000 in additional reserves for potentially obsolete inventory during the current quarter.

Selling, General and Administrative. Selling, general and administrative expenses for the three- and six-month periods ended December 31, 1997 were $4.0 million and $7.3 million, respectively, representing increases of $1.5 million (58%) and $2.7 million (59%), when compared to selling, general and administrative expenses of $2.5 million and $4.6 million, respectively, for the comparable three- and six-month periods in 1996. The increases in the current three- and six-month periods were primarily due to increased personnel, fringe benefits and facilities costs associated with the growth of the Company in general and, in particular, with expansion of its marketing, sales and administrative functions. In addition, during the most recent three-month period, the Company increased its accounts receivable reserve by approximately $350,000 in light of a relatively high level of past due accounts receivable (discussed below at "Liquidity and Capital Resources").

Research and Development. Research and development expenses for the three- and six-month periods ended December 31,1997 were $503,000 and $951,000, respectively, representing increases of $35,000 (7%) and $85,000 (10%) when compared to research and development expenses of $468,000 and $866,000, respectively, for the comparable three- and six-month periods in 1996. The increases in both the current three- and six-month periods were primarily attributable to the addition of software development engineers required to support the Company's ongoing product development activities.

Provision for Income Taxes. The Company recorded tax benefits of $1.3 million and $823,000, respectively, for the three- and six-month periods ended December 31, 1997. For each of the three- and six-month periods ended December 31, 1996, the Company recorded a tax provision of $266,000. The tax benefit was recorded in the current three- and six-month periods based upon the Company's current belief that it will be able to utilize its losses during the six months ended December 31, 1997 to offset anticipated profits during the second half of the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company had $2.8 million of cash and cash equivalents and $15 million of working capital. These balances represent decreases of $5.1 million in cash and cash equivalents and $2.8 million in working capital when compared to the Company's cash and cash equivalents and working capital balances as of June 30, 1997, the end of its most recently completed fiscal year. The decreases during the most recent six-month period are primarily due to the funding of operating losses, capital expenditures for computer equipment, and a relatively high accounts receivable balance (when compared to current period revenues) as of December 31, 1997, which had an adverse impact on the Company's cash and working capital positions.

The relatively high level of accounts receivable at December 31, 1997 was primarily attributable to two factors. First, approximately $5 million of accounts receivable (30% of total accounts receivable as of December 31, 1997) represent amounts which, under contractual payment terms, may not be collectible for up to twelve months. In addition, approximately $6 million of accounts receivable (37% of total accounts receivable as of December 31, 1997) represent overdue accounts,which the Company is actively pursuing.

The Company had two lines of credit with Crestar Bank of Maryland ("Crestar"), with total borrowing capacity of $3.5 million, both of which expired in January 1998. At December 31, 1997, no amounts were outstanding under these lines of credit. During January 1998, the Company renegotiated its credit arrangements and received a commitment from Crestar for a line of credit expiring December 31, 1998 with total borrowing capacity of up to $7 million. The new line is expected to carry a fee equal to 0.25% of the unused balance and to bear interest at a variable rate equal to 2% above the 30-day LIBOR rate, with accrued interest payable monthly. It will be secured by assets of the Company and will require the Company to comply with certain financial covenants.

The Company believes that existing cash balances, cash flow from operations and available bank credit facilities will be sufficient to support its working capital requirements for the foreseeable future. To the extent that the Company's existing resources, together with future earnings, are insufficient to fund the Company's working capital requirements, the Company may need to raise additional funds through public or private financings. No assurance can be given that such additional financing will be available in a timely manner or at all or, if available, that such financing will be on terms favorable to the Company. In the event that additional financing is not available at all or on favorable terms, the Company's business may be adversely affected.

FACTORS AFFECTING FUTURE OPERATING RESULTS

ACE*COMM provides products to a technology driven industry sector.
Therefore, ACE*COMM's success is dependent in part upon factors beyond its control. This report contains forward-looking statements relating to the prospective operating results of the Company. The following are factors which could affect ACE*COMM's future operating results. These factors are intended to serve as a cautionary statement qualifying statements that may be made, either verbally or in writing, including those in any other forward-looking statements made by or on behalf of, the Company:

To date, a significant portion of the Company's revenue has been derived from substantial orders placed by large organizations. The Company expects that in the future it will continue to be dependent upon a limited number of customers in any given period for a significant portion of its revenue. The Company's future success may depend upon the continued demand by such customers for its products and services. The Company's results of operations and financial condition could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellation of orders.

Sales to traditional carriers have provided and are expected to continue to provide a majority of revenue. The Company's business is dependent upon the continued growth of the telecommunications industry in the United States and internationally, on the continued convergence of voice and data networks and on the evolution and widespread adoption of emerging network technologies. Any decline in the growth of the industry, the failure of these markets to converge or the failure of these network technologies to evolve or achieve widespread market acceptance could have a material adverse effect on the Company.

A key element of the Company's business strategy is to develop strategic alliances with leading companies that provide telecommunications services or that manufacture market network equipment in order to expand the Company's distribution channels and enter new markets. There can be no assurance that the Company will be able to continue to increase the number of, or to expand these types of relationships, in order to market its products effectively, particularly internationally.

The Company has expanded its operation rapidly, which has placed significant demands on the Company's administrative, operational and financial personnel and systems. Additional expansion by the Company may further strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support expansion of the Company's operations. If the Company is unable to respond to and manage changing business conditions, the quality of its products and services and its results of operations could be materially adversely affected.

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

Additional risks and uncertainties that could cause actual results to differ from those anticipated by forward-looking statements made by or on behalf of the Company include, but are not limited to, accounting adjustments during the final closing of the books; delays or cancellations of orders due to various factors, including business and economic conditions in the U.S. and foreign countries or industry-wide slowdowns; uncertainties associated with collection of amounts due to the Company; pricing pressures and the impact of competitive products; the time to develop and achieve acceptance of new products; and manufacturing efficiencies.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). This statement establishes standards for computing and presenting earnings per share; simplifying previous standards for computing earnings per share ("EPS") and making them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS, and requires dual presentation of basic and diluted "EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issued common stock were exercised or converted into Common Stock or resulted in the issuance of common stock that then share in the earnings of the entity. SFAS 128 requires restatement of all prior period earning per share data presented, and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted.

The Company adopted this statement during the second quarter of 1998, as required. Accordingly, all prior period EPS data have been restated.

In October 1997, the AICPA issued Statement of Position SOP 97-2, "Software Revenue Recognition". The statement provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. This statement supersedes SOP 91-1, "Software Revenue Recognition" and is effective for transactions entered into in fiscal years beginning after December 15, 1997. Early adoption is encouraged and retroactive application is prohibited. The Company is evaluating the impact and will fully adopt it beginning with fiscal year 1999.

PART II:  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 19, 1997, the Registrant held its 1997 Annual Meeting of Stockholders (the "1997 Annual Meeting"). At the 1997 Annual Meeting, each of the following directors was elected as a Class I director, to serve until the 2000 Annual Meeting of Stockholders and until his successor is duly elected and qualifies:

     Gilbert A. Wetzel     Votes For:  7,629,675     Votes Withheld:  14,200
     Gary P. Golding       Votes For:  7,628,975     Votes Withheld:  14,900

     In addition to the Class I directors enumerated above, as of the close of the 1997 Annual Meeting, the Company's Board of Directors consisted of Paul G. Casner, Jr., a Class II director whose term expires at the 1998 Annual Meeting of Stockholders and George T. Jimenez, a Class III director, whose term expires at the 1999 Annual Meeting of Stockholders.

     At the 1997 Annual Meeting, the stockholders also took the following actions:

            (i) to approve the proposal to amend the Company's Amended and Restated Omnibus Stock Plan.

                    Votes For:          5,484,871
                    Votes  Against:     1,301,350
                    Abstain:                9,585

      (ii) to approve the proposal to amend the Company's Amended and Restated Option Plan for Directors.

                    Votes For:          7,265,523
                    Votes  Against:       223,700
                    Abstain:                9,685
                    Broker Non-Votes:     144,967

     (iii) to ratify the selection of Price Waterhouse LLP as the independent auditors of the Company for the 1998 fiscal year.

                    Votes For:          7,634,690
                    Votes Against:          4,300
                    Abstain:                4,885

     There were no broker non-votes with respect to items (i) and (iii) above.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Number         Description

11.1           Statement of Computation of Earnings per Share
27             Financial Data Schedule

(b)  Reports on Form 8-K

None.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ACE*COMM CORPORATION



DATE  February 11, 1998         By /s/ George T. Jimenez
                                   ---------------------
                                   George T. Jimenez
                                   President and Chief Executive Officer

                                   /s/ Joseph F. Greeves
                                   ---------------------
                                   Joseph F. Greeves
                                   Vice President and Chief Financial Officer