Form 10-Q
period 1998-03-31
ACE COMM CORP
filed 1998-05-14
CIK 1017526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.

                                                     OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---    SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ---------
Commission file number  0-21059

                              ACE*COMM CORPORATION

-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                    52-1283030
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

704 Quince Orchard Road, Gaithersburg, MD                          20878
-----------------------------------------                     ---------------
(Address of principal executive offices)                         (Zip Code)

                                  301-721-3000
        ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No
        ---            ---

Number of shares of Common Stock outstanding as of  May 1, 1998       8,806,374

                              ACE*COMM CORPORATION

                                      INDEX

Part I - Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1998
         (Unaudited) and June 30, 1997                                        3

         Consolidated Statements of Operations (Unaudited) for the
         Three and Nine Months Ended March 31, 1998 and 1997                  4

         Consolidated Statement of Stockholders' Equity as of
         March 31, 1998 (Unaudited) and June 30, 1997                         5

         Consolidated Statements of Cash Flows (Unaudited) for the
         Nine Months Ended March 31, 1998 and 1997                            6

         Notes to Consolidated Financial Statements (Unaudited)               7

Item 2.  Management's Discussion and Analysis of Results of

         Operations and Financial Condition                                   8

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    13


Signatures                                                                   14

                              ACE*COMM CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                (Unaudited)
                                                                 March 31,     June 30,
                                                                   1998         1997
                                                                 --------     --------
                          Assets

Current assets:
  Cash and cash equivalents .................................    $  1,981     $  7,920
  Accounts receivable, net ..................................      12,701       16,120
  Inventories, net ..........................................       2,409        2,814
  Notes receivable ..........................................       1,050         --
  Prepaid expenses and other ................................       1,405        1,011
                                                                 --------     --------
     Total current assets ...................................      19,546       27,865
Property and equipment, net .................................       4,251        3,470
Capitalized software development costs, net .................       2,245        2,077
Notes receivable ............................................         535         --
Other assets ................................................          81          106
                                                                 --------     --------
     Total assets ...........................................    $ 26,658     $ 33,518
                                                                 --------     --------
                                                                 --------     --------
     Liabilities and Stockholders' Equity

Current liabilities:
  Current borrowings ........................................    $    403     $    527
  Accounts payable ..........................................       1,113        2,735
  Accrued expenses ..........................................         956          184
  Accrued compensation ......................................       2,598        2,129
  Accrued contract costs ....................................       3,238        3,551
  Deferred income taxes .....................................         340          395
  Deferred revenue ..........................................         763          510
                                                                 --------     --------
     Total current liabilities ..............................       9,411       10,031
  Noncurrent borrowings .....................................         736        1,013
  Deferred income taxes .....................................         765          765
                                                                 --------     --------
     Total liabilities ......................................      10,912       11,809

  Common stock, $.01 par value, 45,000,000 shares authorized,
  8,805,249 and 8,550,582 shares issued and outstanding .....          88           85
  Additional paid-in capital ................................      19,820       19,530
  Retained (deficit) earnings ...............................      (4,162)       2,094
                                                                 --------     --------
     Total stockholders' equity .............................      15,746       21,709
                                                                 --------     --------
     Total liabilities and stockholders' equity                  $ 26,658     $ 33,518
                                                                 --------     --------
                                                                 --------     --------

          See accompanying notes to consolidated financial statements.

                              ACE*COMM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                  (Unaudited)


                                                          For the three months ended        For the nine months ended
                                                                  March 31,                         March 31,
                                                          --------------------------         --------------------------
                                                             1998            1997              1998            1997
                                                          --------        ----------         --------        ----------

Revenue - products, software licenses and services....     $  4,560        $  8,209          $ 18,787        $ 21,730

Cost of products, software licenses and services ......       2,380           3,951            10,662          10,569
                                                           --------        --------          --------        --------
Gross profit ..........................................       2,180           4,258             8,125          11,161

Selling, general and administrative expense ...........       5,437           2,806            12,744           7,452

Research and development expense ......................         804             300             1,755           1,166
                                                           --------        --------          --------        --------
(Loss) income from operations .........................      (4,061)          1,152            (6,374)          2,543

Interest income, net ..................................          29              85               118             124
                                                           --------        --------          --------        --------
(Loss) income before income taxes .....................      (4,032)          1,237            (6,256)          2,667

Income tax provision ..................................         823             470              --               736
                                                           --------        --------          --------        --------
Net (loss) income .....................................    $ (4,855)       $    767          $ (6,256)       $  1,931
                                                           --------        --------          --------        --------
                                                           --------        --------          --------        --------

Basic (loss) income per share ( pro forma for the
nine months ended March 31, 1997) .....................      ($0.55)       $   0.10            ($0.72)       $   0.26
                                                           --------        --------          --------        --------
                                                           --------        --------          --------        --------
Diluted (loss) income per share ( pro forma for the
nine months ended March 31, 1997) .....................      ($0.55)       $   0.09            ($0.72)       $   0.23
                                                           --------        --------          --------        --------
                                                           --------        --------          --------        --------
Shares used in computing income per share:

    Basic .............................................       8,783           8,068             8,675           7,416
                                                           --------        --------          --------        --------
                                                           --------        --------          --------        --------
    Diluted ...........................................       8,783           9,012             8,675           8,253
                                                           --------        --------          --------        --------
                                                           --------        --------          --------        --------


          See accompanying notes to consolidated financial statements.

                              ACE*COMM CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)


                                             Preferred Stock          Common Stock                    Retained
                                             ---------------        ------------------     Add'l      Earnings
                                                        Par                      Par      Paid-In   (Accumulated
                                             Shares    Value        Shares      Value     Capital      Deficit)      Total
                                             ------    ------       -------     ------   ---------    ---------     --------
Balance June 30, 1996 ................           1     $    1        3,590     $   36    $    343     $   (530)    $   (150)

Accretion of preferred stock
  dividends ..........................        --         --           --         --           (17)        --            (17)
Conversion of preferred stock
  Class C ............................        --         --          1,531         15       2,264         --          2,279
Redemption of preferred stock
  Class B ............................          (1)        (1)        --         --          (307)        --           (308)
Issuance of common stock .............        --         --          2,645         26      16,083         --         16,109
Exercise of common stock
  options ............................        --         --            838          8       2,060         --          2,068
Repurchase and retirement
  of common stock ....................        --         --            (54)      --          (896)        --           (896)
Net income for the period ended
  June 30, 1997 ......................        --         --           --         --          --          2,624        2,624
                                              ----     ------        -----     ------    --------     --------     --------
Balance, June 30, 1997 ...............        --         --          8,550         85      19,530        2,094       21,709
                                              ----     ------        -----     ------    --------     --------     --------

Exercise of common stock
  options (unaudited) ................        --         --            256          3         311         --            314
Repurchase and retirement
  of common stock (unaudited) ........        --         --             (1)      --           (21)        --            (21)
Net income (loss) for the period ended
  March 31, 1998 (unaudited) .........        --         --           --         --          --         (6,256)      (6,256)
                                              ----     ------        -----     ------    --------     --------     --------
Balance March 31, 1998 ...............        --         --          8,805     $   88    $ 19,820     $ (4,162)    $ 15,746
                                              ----     ------        -----     ------    --------     --------     --------
                                              ----     ------        -----     ------    --------     --------     --------



         See accompanying notes to consolidated financial statements

                              ACE*COMM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)



                                                      For the nine months ended
                                                              March 31,
                                                      -------------------------
                                                          1998         1997
                                                      ----------    -----------

Cash flows from operating activities:
Net income .........................................    $ (6,256)    $  1,931
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation .....................................         587          288
  Amortization of capitalized software .............         729          447
Changes in operating assets and liabilities:
  Accounts receivable ..............................       3,419       (5,562)
  Notes receivable .................................      (1,585)        --
  Inventories ......................................         405         (189)
  Other assets .....................................        (368)          25
  Accounts payable .................................      (1,622)      (1,376)
  Accrued expenses .................................         459         (217)
  Accrued compensation .............................         469          332
  Deferred income taxes ............................         (55)         736
  Deferred revenue .................................         253          220
                                                          ------       ------
Net cash used for operating activities .............      (3,565)      (3,365)
                                                          ------       ------
Cash flows from investing activities:
Purchases of property and equipment ................      (1,369)      (1,239)
Additions to capitalized software development costs         (897)        (966)
                                                          ------       ------
Net cash used for investing activities .............      (2,266)      (2,205)
                                                          ------       ------
Cash flows from financing activities:
Net decrease in line of credit .....................        --         (4,446)
Payments on debt ...................................        (373)        (271)
Principal payments under capital lease obligation ..         (28)         (11)
Net proceeds from common stock issued ..............        --         16,109
Exercise of common stock options ...................         314          984
Repurchase and retirement of common stock ..........         (21)        (273)
Redemption of class B preferred shares .............        --           (308)
                                                          ------       ------
Net cash (used for) provided by financing activities        (108)      11,784
                                                          ------       ------
Net (decrease) increase in cash and cash equivalents      (5,939)       6,214
Cash and cash equivalents at beginning of period ...       7,920          369
                                                          ------       ------
Cash and cash equivalents at end of period .........    $  1,981     $  6,583
                                                          ------       ------
                                                          ------       ------
Supplemental disclosure of cash flow information--
  Cash paid during the period for:
       Interest ....................................    $     91     $    139
                                                          ------       ------
                                                          ------       ------
       Income taxes ................................    $     39     $     15
                                                          ------       ------
                                                          ------       ------


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

Pro forma income (loss) per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of common stock options and assuming the conversion of redeemable preferred stock as of the beginning of the period presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices below its initial public offering price during the twelve month period prior to the initial public offering date (using the treasury stock method and an offering price of $7.00 per share) have been included in the calculation of pro forma income per share for the nine months ended March 31, 1997, as if they were outstanding for all of the period regardless of whether they are dilutive.

Reclassifications

Certain prior year information has been reclassified to conform with current year presentation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

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

The Company sells and licenses hardware and software products through direct channels and through strategic alliance partners, for delivery to end-users in the United States and internationally. Since June 1994, the Company historically derived most of its revenue from sales of carrier network products to traditional carriers. The Company expects such sales to continue to represent a significant portion of its revenue for at least the next several years. An increasing proportion of the Company's revenue is derived from the sale of products to new and emerging carriers and the balance of the Company's revenue is derived from the sale of products to enterprise customers, including agencies of the U.S. government. The proportion of revenue derived from each of these markets is expected to vary from time to time based on the timing of contracts and on developments within the telecommunications industry. The Company experiences relatively higher gross margins in connection with product sales in which a software license comprises a substantial portion of the sales price, such as are typical of the Company's sales to new and emerging carriers and to its enterprise customers.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items on the Company's statement of operations as a percentage of revenue:

                                               For the three months ended      For the nine months ended
                                                        March 31,                       March 31,
                                               --------------------------      -------------------------
                                                     1998       1997                 1998      1997
                                                    ------     ------               ------    ------
Revenue - products, software licenses
   and services ..............................      100.0%     100.0%                100.0%     100.0%
Costs and operating expenses:
  Cost of products, software licenses
    and services .............................       52.2%      48.1%                 56.8%      48.6%
                                                    -----      -----                ------      -----
  Gross margin ...............................       47.8%      51.9%                 43.2%      51.4%
  Selling, general and administrative               119.2%      34.2%                 67.8%      34.3%
  Research and development ...................       17.6%       3.7%                  9.3%       5.4%
                                                    -----      -----                ------      -----
(Loss) income from operations ................      (89.0)%     14.0%                (33.9)%     11.7%
                                                    -----      -----                ------      -----
                                                    -----      -----                ------      -----

Revenues. Revenues for the three- and nine-month periods ended March 31, 1998 were $4.6 million and $18.8 million, respectively, representing a decrease of $3.6 million (44%) and $2.9 million (13%) when compared to revenues of $8.2 million and $21.7 million, respectively, for the comparable three- and nine-month periods in 1997. The substantial decrease in revenues in the current quarter was attributable to several factors. Revenues from the traditional carrier market were adversely affected by continuing economic instability in the Asia Pacific region, from which the Company has received, and expected to receive in the future, substantial orders, and from the long lead times typical of sales in the traditional carrier market. Revenues from the Company's enterprise product offerings continue to be impacted by the stop work order issued under the contract with the U.S. Air Force. Although the Company has seen some indications that the Korea Telecom and U.S. Air Force contracts eventually may be funded and reinstated, these contracts are currently excluded from internal Company forecasts. Revenues in the emerging carrier market were lower than expected primarily due to unanticipated customer delays in orders.

The Company anticipates that its revenues from customers in the Asia Pacific region will continue to be adversely affected at least for the duration of the period of economic instability in that region. The Company's strategy is to seek to offset such adverse effects through increased sales in the traditional carrier market outside of the affected areas of the Asia Pacific market, as well as in the emerging and alternative carrier and enterprise markets in the United States, Canada and Western Europe.

The decrease in revenues for the nine months ended March 31, 1998 reflected the factors discussed above.

Gross Margins. Gross margins for the three- and nine- month periods ended March 31, 1998 were 47.8% and 43.2%, respectively, compared to gross margins of 51.9% and 51.4% for the comparable three- and nine-month periods in 1997. The reduction in gross margin, in both the current quarter and the nine-month period, when compared to the comparable periods in 1997, was primarily due to a change in the mix of products sold and the effect of certain fixed costs on a lower volume of revenue.

Selling, General and Administrative. Selling, general and administrative expenses for the three- and nine-month periods ended March 31, 1998 were $5.4 million and $12.7 million, respectively, representing increases of $2.6 million (93%) and $5.3 million (72%), when compared to selling, general and administrative expenses of $2.8 million and $7.4 million, respectively, for the comparable three- and nine-month periods in 1997. The increase in the current three-month period was due in part to increased personnel, fringe benefits and facilities costs associated with expansion of the Company's marketing, sales and administrative functions and, more significantly, to the addition of reserves of $1 million for potentially uncollectible receivables, and $500,000 for certain operating charges including certain employee severance costs. The increase for the nine-month period was primarily due to increased personnel, fringe benefits and facilities costs referred to above and, to the addition of approximately $1.4 million in reserves for potentially uncollectible receivables, and the other reserves referred to above.

Research and Development. Research and development expenses for the three- and nine-month periods ended March 31,1998 were $804,000 and $1.8 million, respectively, representing increases of $504,000 (168%) and $600,000 (50%) when compared to research and development expenses of $300,000 and $1.2 million, respectively, for the comparable three- and nine-month periods in 1997. The increases in both the current three- and nine-month periods were primarily attributable to the addition of software development engineers required to support the continuing development of the Company's Pro*Vision product line for the new and emerging carrier market, as well as other ongoing development activities.

Provision for Income Taxes. As a result of the current quarter loss of over $4 million, the Company expects to show a cumulative loss for the 1998 fiscal year. The tax benefits associated with this loss have been offset entirely by a valuation allowance and therefore the previously recorded benefit was reversed during the current quarter. The resulting tax benefits should be available to offset any future profits of the Company.

Liquidity and Capital Resources

As of March 31, 1998, the Company had approximately $2.0 million of cash and cash equivalents and $10 million of working capital. These balances represent decreases of $5.9 million in cash and cash equivalents and $7.7 million in working capital when compared to the Company's cash and cash equivalents and working capital balances as of June 30, 1997, the end of its most recently completed fiscal year. The decreases during the most recent nine-month period are primarily due to the funding of operating losses, capital expenditures for computer equipment, and a relatively high accounts receivable balance (when compared to current period revenues) as of March 31, 1998.

The relatively high level of accounts receivable at March 31, 1998, was primarily comprised of approximately $4.1 million of unbilled accounts receivable (32% of total accounts receivable as of March 31, 1998) which, under contractual payment terms, may not be billed for up to twelve months, and approximately $4.8 million of accounts receivable (38% of total accounts receivable as of March 31, 1998) which represent invoices outstanding for more than 90 days, which the Company is actively pursuing. In March 1998, the Company converted an approximately $1.6 million past due account receivable, outstanding from a prime contractor, to a secured interest-bearing promissory note payable over a term of 18 months. In addition, the Company has provided $1.4 million in reserves for potentially uncollectible amounts.

The Company had two lines of credit with Crestar Bank of Maryland ("Crestar"), with total borrowing capacity of $3.5 million, both of which expired in January 1998. During April 1998, the Company completed negotiations with respect to a replacement revolving credit facility from Crestar expiring December 31, 1998, with maximum borrowing capacity equal to the lesser of (i) $3.5 million, or (ii) 80% of the value of eligible billed receivables (approximately $2.0 million at May 1, 1998) less any outstanding borrowings and letters of credit, and subject further to the bank's ability to withhold funding from time to time and to recall outstanding borrowings in its sole discretion. The line bears interest at a variable rate equal to 2.5% above the 30-day LIBOR rate, with accrued interest payable monthly, is secured by the general assets of the Company, requires the Company to comply with certain financial covenants measured at the end of each fiscal quarter, including positive net income and a minimum tangible net worth, and contains cross-default provisions with respect to borrowings currently outstanding under other agreements with Crestar.

Considering the losses experienced in the last two quarters, the Company is seeking additional funding to meet its anticipated short and long-term needs. The Company is evaluating potential sources of debt or equity financing, other possible sources of financing and certain strategic alternatives. No assurance can be given that such additional financing or alternatives will be available in a timely manner or at all or, if available, that such financing will be on terms favorable to the Company. In the event that additional financing is not available at all or on favorable terms, the Company's business could be materially adversely affected in the event that cash flow from operations is inadequate to support the Company's requirements.

Recent Events

As a result of recent revenue performance the Company is implementing plans for expense reductions and cash management, including continuing aggressive collection of outstanding accounts receivable, staff reductions involving non-essential personnel, and curtailment of non-essential capital spending. The Company also has reassigned staff to increase the effectiveness of its core market, sales and product development efforts. Finally, the Company is seeking to address its short-term and long-term liquidity needs. See " Liquidity and Capital Resources."

The results of operations for the periods ended March 31, 1998, are not necessarily indicative of operating results to be expected for the full year. Until the Company's liquidity situation is resolved, and in view of continuing uncertainty in the timing of receipt of additional revenues, the Company is unable, at this time, to predict its future results of operations, including results for the fourth quarter.

Factors Affecting Future Operating Results

ACE*COMM provides products to a technology driven industry sector. Therefore, ACE*COMM's success is dependent in part upon factors beyond its control. This report contains forward-looking statements relating to the prospective operating results of the Company. The following are factors which could affect ACE*COMM's future operating results. These factors are intended to serve as a cautionary statement, qualifying statements that may be made either verbally or in writing, including those in any other forward-looking statements made by or on behalf of, the Company:

To date, a significant portion of the Company's revenue has been derived from substantial orders placed by large organizations. The Company expects that in the future it will continue to be dependent upon a limited number of customers in any given period for a significant portion of its revenue. The Company's future success may depend upon the continued demand by such customers for its products and services. The Company's results of operations and financial condition could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellation of orders, including, but not limited to, the Korean Telecom and U.S. Air Force contracts. See "Results of Operations."

Sales to traditional carriers have been and are expected to continue to represent a significant portion of the Company's revenue. The Company's business is dependent upon the continued growth of the telecommunications industry in the United States and internationally, on the continued convergence of voice and data networks and on the evolution and widespread adoption of emerging network technologies. Any decline in the growth of the industry, the failure of these markets to converge or the failure of these network technologies to evolve or achieve widespread market acceptance could have a material adverse effect on the Company.

A key element of the Company's business strategy is to develop strategic alliances with leading companies that provide telecommunications services or that manufacture and market network equipment, in order to expand the Company's distribution channels and enter new markets. There can be no assurance that the Company will be able to continue to increase the number of, or to expand these types of relationships, in order to market its products effectively, particularly internationally.

The Company has expanded its operation rapidly, which has placed significant demands on the Company's administrative, operational, including customer service and sales, and financial personnel and systems. Any further expansion by the Company may further strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support expansion of the Company's operations. If the Company is unable to respond to and manage expansion and changing business conditions, the quality of its products and services and its results of operations could be materially adversely affected.

The new and emerging carrier market in the United States and overseas represents a source of growing demand for the Company's products, software licenses and services. In that this market is relatively new and in that many of these organizations are in the early stages of their development, financial resources may be limited and such limitations may impact their ability to pay for the Company's products, software licenses and services. Substantial portions of the Company's research and development expenditures are required to develop products for this market.

Additional risks and uncertainties that could cause actual results to differ from those anticipated by forward-looking statements made by or on behalf of the Company include, but are not limited to, accounting adjustments during the final closing of the books; delays or cancellations of orders due to various factors, including business and economic conditions in the U.S. and foreign countries or industry-wide slowdowns; uncertainties associated with collection of amounts due to the Company; pricing pressures and the impact of competitive products; the time and cost to develop and achieve acceptance of new products; and manufacturing efficiencies.

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

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements become effective for the Company's 1998 financial statements. The Company is evaluating these statements to determine the impact on its reporting and disclosure requirements.

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and becomes effective for the Company's fiscal 1999 financial statements. In March 1998, the AICPA adopted SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" which defers by one year the implementation date for a provision of SOP 97-2. The Company is evaluating the impact of both SOP 97-2 and SOP 98-4 and will fully adopt required provisions of both pronouncements beginning with fiscal year 1999.

YEAR 2000 COMPLIANCE

The Company is currently evaluating the impact of "Year 2000" compliance on its internal business systems and applications as well as the impact on the Company's products.

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

                                            ACE*COMM CORPORATION

DATE  May 11, 1998        By         /s/ George T. Jimenez
                                         -----------------
                                    George T. Jimenez
                                    President and Chief Executive Officer

                                    /s/ Joseph F. Greeves
                                        -----------------
                                    Joseph F. Greeves
                                    Vice President and Chief Financial Officer