Form 10-K
period 1998-06-30
ACE COMM CORP
filed 1998-09-29
CIK 1017526

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                       OR
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 0-21059

                              ACE*COMM CORPORATION
             (Exact name of registrant as specified in its charter)

                           Maryland                                                52-1283030
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer I.D. No.)
                    704 Quince Orchard Road
                 Gaithersburg, Maryland 20878                                         20878
           (Address of principal executive offices)                                (Zip Code)

      Registrant's telephone number, including area code:  (301) 721-3000

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                 $.01 par value
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
YES [x]          NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of September 22, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant (i.e. persons who are not directors, officers or affiliated therewith) was approximately $7,134,310 million (3,567,155 shares of Common Stock at a closing price on the NASDAQ National Market of $2 on such date). Outstanding as of September 22, 1998 were 8,854,939 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for its annual meeting to be held on November 17, 1998 are incorporated by reference in Part III.

                              ACE*COMM CORPORATION

                               TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
                                                                PART I
Item 1.          BUSINESS                                                                                3

Item 2.          PROPERTIES                                                                              9

Item 3.          LEGAL PROCEEDINGS                                                                       9

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     9

Item 4A.         EXECUTIVE OFFICERS OF THE REGISTRANT                                                    9

                                                               PART II
Item 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS                                                                    10

Item 6.          SELECTED FINANCIAL DATA                                                                12

Item 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                                                    14

Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                            21

Item 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                 21

                                                               PART III
Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                     21

Item 11.         EXECUTIVE COMPENSATION                                                                 21

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT                                                                         21

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                         21

                                                               PART IV
Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K                                                                               22

ITEM 1.  BUSINESS

         This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Factors Affecting Future Operating Results."

GENERAL BUSINESS DEVELOPMENT

         ACE*COMM(R), incorporated in Maryland in 1983, develops, markets and services Operations Support System ("OSS") hardware and software solutions for data and voice networks operated by post, telephone and telegraph companies ("PTTs"), incumbent and competitive local exchange carriers ("CLEC"), national and international long distance carriers, wireless carriers and large enterprises operating internal networks. The Company's products perform billing data collection, billing, customer care, network surveillance, alarm processing and network traffic management functions. The Company's fiscal year ends on June 30. Unless otherwise noted, all references to years in this document are assumed to be fiscal.

PRODUCTS, SERVICES AND DISTRIBUTION

         Data Collection

         DCMS(R) - DCMS, Distributed Call Measurement System, is a hardware and software based microprocessor controlled product which collects call record data from telephone switches and electronically transmits them to a central location, where the data can be processed for such purposes as billing, traffic analysis and fraud management. The DCMS eliminates magnetic tape storage units and manual data collection, reduces processing costs, increases the accuracy of billing data and in turn, increases revenue. The most recent version of DCMS is called Network Element Data Server ("NEDS") which can provide the data on a real-time basis. The Company also offers the DCMS*PLUS(R), a version of DCMS which is based on a new technology platform and is targeted at carriers in emerging economy countries. These products can be adapted to support virtually all wireline and wireless telephone switches.

         N*USAGE - N*USAGE is a software product data collection platform that enables service providers who operate data networks, including X.25, frame relay and Asynchronous Transfer Mode ("ATM") to collect billing data and charge their customers on a usage-sensitive basis. N*USAGE includes a data collection front-end and a core processing engine which also acts as a mediator. The front-end captures the data and secures it on disk, verifies it then converts it to a normalized format. The core processing engine then aggregates the billing and statistical data, augments any external information and correlates and reformats the final data before distributing it to the end-user billing and customer care or network management system. As more ATM and Frame Relay switches are incorporated into carrier and enterprise networks, it will become increasingly important for network managers to be able to bill customers based on actual usage.

         UPS-32(R) - UPS-32, Universal Polling System-32, is a software product, designed to control the collection and transmission of call detail records transmitted by multiple DCMS units and similar equipment of other vendors. UPS-32 collects call data from dispersed switch sites, processes and formats the data on a customer-defined schedule, and distributes the data to the customer's billing center. The most recent version of UPS-32, CANS(R), Central Access Network Server, collects and distributes data in real-time.

         TREX*COMM(R) - TREX*COMM is a software product designed for local exchange carriers who use network switches to provide customer premises voice and data communication services for business customers, under a service concept called CENTREX. TREX*COMM collects CENTREX call usage data from remote switch sites and transfers it to the customers' data collection equipment. Records can then be sorted by customer codes, group codes, or other identifying data fields. Using standard modem protocols, customers can dial the TREX*COMM system to retrieve their data. Running on UNIX platforms and used in conjunction with a data collection product, such as the DCMS,

TREX*COMM makes network information available to CENTREX subscribers to enable them to manage and control data.

         Surveillance, Alarm and Traffic Reporting

         UTS-32(R) - UTS-32, Universal Traffic System-32 is a software product designed to use information gathered by DCMS products or other providers' data collection products to provide reports on system traffic and usage on a periodic basis. UTS-32 produces hourly group traffic reports, multi-day study reports, multi-day load balancing reports, multi-day group traffic analyses, weekly historical usage reports, yearly trunk forecasting reports, and other engineering information used to monitor and maximize the efficiency of the system and enable the carrier to minimize down-time.

         N*VISION(TM) - N*VISION, a successor to the Company's RTMS(R), Real Time Management System, a system originally developed for use by long distance carriers, monitors network data in real-time and provides, from a single database, information for billing, fraud detection, subscriber management and network management. The heart of N*VISION is a 600 gigabyte data warehouse. N*VISION operates directly connected to network elements or employs the Company's NEDS units to capture call records in real-time from remote switches. N*VISION processing software presents the data for analysis within seconds of call completion.

         ANMS(R) - ANMS, AMAT Network Management System, monitors the elements of a billing network. ANMS is a software product that collects and reports on alarms sent by DCMSs, UPS-32s and other network components of the billing system to assure that no billing data is lost. In addition, ANMS serves as a user interface and collects system logs from the network elements.

         Enterprise Network Management

         NetPlus(R) Voice and Data Network Management System - The NetPlus family of network management products consists of five systems designed to automate network operations and management functions. These systems employ a client server architecture and common database that permit them to operate either independently or as an integrated whole. NetPlus products are scaleable, providing flexibility to accommodate a broad range of network sizes and multiple locations. The Company typically provides NetPlus products as fully integrated hardware and software configurations. These products are intended to manage private voice and data networks for 1,000 to 50,000 users. These products allow a network to automate tasks such as alarm processing, connectivity tracking, automatic cable and channel assignment, creation of subscriber and circuit records, inventory control, traffic surveillance and management, work order and trouble ticket processing, directory assistance and subscriber billing.

         Billing and Customer Care

         NetPlus PRO*VISION - NetPlus PRO*VISION is an integrated suite of software applications that addresses the billing, customer care and OSS requirements of new and emerging carriers. NetPlus PRO*VISION is an advanced, multi-service (voice, data, cable, long distance, etc.) management offering that performs automated, integrated customer management, operations support and network maintenance functions. NetPlus PRO*VISION consists of three major subsystems, employing a client server architecture and common database that
permit them to operate independently or as an integrated product.   The product
is continually enhanced, through tailoring to specific customer needs.

         The Company's products have been installed in over 1,900 end user sites in 55 countries. None of the Company's customers in 1998 contributed 10% or more of the Company's revenue.

         The Company maintains an ISO 9000 standard Quality Management Program to monitor the quality of its products and detect errors and has an internal Quality Management Committee to set quality objectives for the Company and a Quality Assurance Department to implement and monitor compliance with the applicable procedures. The Company has experienced no product returns in the past 12 years as a result of undetected errors.

SALES AND MARKETING

         The Company sells products through direct sales and through the Company's strategic alliance partners. See "Strategic Alliances and Other Customers." At present, the Company is increasing its sales efforts through more aggressive sales and marketing strategies. The Company is hiring additional experienced, direct sales representatives and increasing the number of strategic alliances by adding non-exclusive third party distribution channels and alliances with new carriers, communications equipment manufacturers, computer equipment manufacturers, software developers and telecom consultants, to market the Company's products.

         The sales process for new contracts generally requires a significant investment of time and money and takes from several months to several years. This process involves senior executives, sales representatives and support personnel and typically requires presentations, demonstrations, field trials, and lengthy negotiations. The Company spends significant time consulting with strategic partners and end users to adapt its products to meet end user requirements. Through ongoing sales, maintenance, training and systems analysis, the Company maintains contact with its partners and end users to determine their evolving requirements for updates and enhancements. Through these processes, the Company gains valuable industry expertise, as well as the ability to identify emerging industry applications and new sales opportunities.

STRATEGIC ALLIANCES AND OTHER CUSTOMERS

         To develop, market and distribute its products effectively, the Company has established strategic alliances with several large organizations:
Telecom equipment manufacturers, computer equipment manufacturers, telecom systems integrators and other organizations (the "strategic alliance partners" or "partners") to which the Company sells products for use by them or their customers. The Company sells products through direct sales and through the Company's strategic alliance partners. In 1998, sales to strategic alliance partners and through the direct sales force comprised approximately 40% and 60% of revenue, respectively. Each alliance is designed to do one or more of the following: develop products designed to meet the needs of the partner or its customers, establish a joint marketing relationship to include Company products in systems sold by the partner, and create a reseller channel for the Company's products.

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

         The following is a list of the Company's more significant strategic alliances:

- ANSTEC, INC. - teamed with the Company and was selected, through a competitive procurement process, to install the Company's NetPlus products at multiple U.S. Air Force bases and other U.S. government installations throughout the world.

- AT&T CORPORATION, FEDERAL SYSTEMS DIVISION - provides telephone systems for the Executive Branch of the U.S. Government.

- AT&T WORLD SERVICES, INC. ("AT&T WORLD SERVICES") - selected the DCMS and UPS-32 as operating components of its billing analysis systems for international toll gateways, to be sold to customers worldwide. These systems are used to collect data for traffic analysis and billing.

- CGH SYSTEMS, INC. - signed a Marketing Agreement to sell the Company's data collection products into the Chinese market.

- CINCINNATI BELL INFORMATION SYSTEMS, INC. ("CBIS") - CBIS is the largest cellular billing service provider in the world. The Company and CBIS developed a customized version of the DCMS which contains information management software designed to meet the needs of cellular service providers.

- FORE SYSTEMS, INC. - formed an alliance with the Company to develop the ForeView(R) Accountant, a new network module that will generate billing information from FORE Systems' line of ATM (Asynchronous Transfer Mode) switches.

- GTE GOVERNMENT SYSTEMS - provides telephone systems at military facilities throughout the world. The Company, as a subcontractor to GTE Government Systems for network management products, installs and supports NetPlus products at multiple military facilities.

- GUANGZHOU RICCSON COMPUTING CO. LTD. - is installing the Company's DCMS products as part of its own billing system, in the People's Republic of China.

- IBM - is marketing the Company's NEDS and CANS products as part of its own billing system.

- INTERNATIONAL COMPUTERS LIMITED - is installing the Company's NEDS and CANS products along with its own billing system for Vodafone Limited in the United Kingdom and the national cellular carrier in Indonesia.

- ISI INFORTEXT - worked with the Company to develop a Windows NT Version of NetPlus and is selling the Company's NetPlus products in the U.S. to enterprise customers.

- LUCENT TECHNOLOGIES, INC. (FORMERLY AT&T NETWORK SYSTEMS) - developed an OEM version of the DCMS to be used in combination with Lucent's BILLDATS(R) (corresponding to the Company's UPS-32/CANS product) collection software with the Company. Lucent has deployed BILLDATS systems incorporating the Company's products in various domestic and international teleprocessing projects.

- NEWBRIDGE NETWORKS AND SIEMENS - contracted with the Company to develop usage sensitive billing software for Frame Relay and ATM products which will be offered as part of their network and service management products.

- POLARIS COMMUNICATIONS SERVICES, INC. - partner with the Company to supply integration and application products/services to automate Regional Bell Operating Company's ("RBOC's") CENTREX station message accounting services.

- PRC - system integration contractor to the U.S. Army in Europe that subcontracts to the Company for maintenance and technical services.

- SAMSUNG ELECTRONICS COMPANY, LIMITED, LG INFORMATION AND COMMUNICATIONS, LIMITED AND ILGIN CORPORATION - formed a consortium ("Korean Consortium") to provide a billing data collection system for Korea Telecom, the national carrier for the Republic of South Korea. The consortium has purchased significant quantities of the Company's products for installation in the Korea Telecom network.

- STRATUS - sells the Company's N*VISION, UPS-32, and CANS products with its computer platforms.

- TANDEM - is marketing the Company's UPS-32 and CANS products as components of its hardware products.

- TELEGLOBE CANADA, INC. - Teleglobe is the government chartered international long distance provider for Canada. Teleglobe has developed with the Company a data collection network, data warehouse and operator display system to capture and monitor international traffic and usage data and provide information for fraud detection and other OSS functions on a real-time basis. The result of this cooperative development project was the Company's N*VISION product, which is being marketed to other carriers worldwide.

CUSTOMER SUPPORT

         The Company believes that a high level of customer support is critical to the Company's continuing success in developing relationships with its strategic partners and end users. The Company offers technical customer support 24 hours per day, seven days per week. Support is provided via telephone, remote login, e-mail and, if necessary, on-site assistance. In addition, the Company has established a World Wide Web site on the Internet to keep customers informed of product developments. International customers are supported directly by the Company or by local representatives that have been trained by the Company. These representatives do not represent the Company exclusively. The Company also conducts training classes for its strategic partners and other customers.

         The Company typically provides new customers with Customer Support for a period of up to 24 months. This includes 24 hour, seven days per week support, replacement parts, software upgrades, and Year 2000 enhancements, when and if available. The Company also offers various levels of continuing Customer Support after the initial warranty period expires through Technical Support Agreements. In addition, the Company provides customers with support on a time and materials basis.

BACKLOG

         The Company defines backlog as signed contracts or purchase orders for delivery of hardware and software products and services within the next year. Backlog at June 30, 1998, 1997 and 1996 was approximately $11.2 million, $7.0 million and $10.4 million, respectively. Backlog, as defined, does not include contracts for hardware and software products which require the further issuance of purchase orders.

         The Company's contracts are large and technically complicated and require a significant commitment of management and financial resources from the Company's customers. The development of a contract is typically a lengthy process because it must address a customer's specific technical requirements and often requires internal approvals that require substantial lead-time. Accordingly, the Company may experience significant variations in revenue from quarter to quarter, reflecting delays in contract signing or contract order deliveries. In addition, contracts that involve software deliveries may involve tailoring of the product to specific customer requirements, which can delay final delivery of the order. No assurance can be given that current backlog will necessarily lead to revenue in any specific future period.

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

         In the traditional carrier network products market, the Company's current and prospective competitors include (i) large carriers which internally develop full system products for themselves, tailored to their particular specifications, (ii) companies, such as Axiom, Inc., Comptel and CGI, Inc. ("CGI") that can supply individual billing data collection components and (iii) vendors that supply product components, including Hewlett-Packard Company ("HP"), IBM Corporation ("IBM"), Moscom Corporation ("Moscom"), Objective System Integrators, Inc. ("OSI") and CGI.

         In the new and emerging carrier market, the Company's current and prospective competitors include (i) telecom equipment manufacturers that provide network products such as Lucent and Ericsson, (ii) companies that provide software applications for carriers, such as Stonehouse and Metasolv,
(iii) vendors that supply product components such as HP and IBM, (iv) companies that provide billing and customer care applications such as Kenan Systems, Scopus, and Clarify, and (v) companies that develop custom solutions like AMS, Perot Systems and CSC.

         In the enterprise network management products market, the Company's current and prospective competitors include (i) companies that provide products for telephony networks, such as Telco Research Corporation, Complimentary Solutions, Inc., Stonehouse & Company ("Stonehouse"), Switchview, Inc., Moscom and OSI and (ii) companies that provide products for data networks, such as Remedy Corporation, Net Manage, Inc., Computer Associates International, Inc., FTP Software, Inc., Castle Rock Computing, HP, IBM and Sun Microsystems, Inc.

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

RESEARCH AND PRODUCT DEVELOPMENT

The Company's research and development efforts are focused on developing new products to meet the growing needs of customers and on improving existing products by incorporating new features and technologies. The Company believes that the timely development of new products and enhancements is essential to its maintaining its competitive position in the marketplace. In its research and development efforts the Company works closely with customers, end users and leading technology vendors, in tailoring new features which are subsequently incorporated into future versions of products available to all customers. The Company continually reviews opportunities to license technologies from third parties when appropriate based on timing and cost considerations.

         During the years 1998, 1997 and 1996, independent research and development expenses were $2.4 million, $1.5 million and $1.0 million, respectively.

PROPRIETARY RIGHTS AND LICENSES

         The Company does not currently hold any patents and relies on a combination of copyright, trademark, contract and trade secret laws and statutory and/or common law to maintain its proprietary rights to its products. The Company believes that, because of, among other things, the rapid pace of technological change in the telecommunication and software industries, patent protection for its products is a less significant factor in the Company's success than the knowledge, ability and experience of the Company's employees, the frequency of product enhancements and the timeliness and quality of support services provided by the Company.

         The Company generally enters into confidentiality agreements with its employees, consultants, customers and potential customers and limits access to, and distribution of, its proprietary information. Use of the Company's software products is usually restricted to specified locations and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products. The Company also seeks to protect its software, including the source code, as a trade secret and as copyrighted work.

EMPLOYEES

         At June 30, 1998, the Company employed a total of 175 employees. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2.  PROPERTIES

         The Company leases space at four office locations: Gaithersburg, Maryland; Montreal, Canada; Flemington, New Jersey; and Orlando, Florida. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required. The Gaithersburg offices are the Company's corporate headquarters and are used for product assembly, software and engineering development, professional services and support. The following sets forth information concerning the Company's Gaithersburg facilities:

                                                 SQUARE                              CURRENT
                                                 ------                              -------
                 LOCATION                        FOOTAGE    LEASE EXPIRATION         ANNUAL RENT
                 --------                        -------    ----------------         -----------
                 Gaithersburg, Maryland          37,874     November 30, 2003        $653,000 (subject to
                                                                                     annual increases of
                                                                                     approximately
                                                                                     $19,000 and allocated
                                                                                     operating costs each
                                                                                     year)

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of its security holders during the fourth quarter of 1998.

ITEM 4A.         EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions of the current executive officers of the Registrant.

                 NAME                                             AGE    POSITION
                 ----                                             ---    --------
                 George T. Jimenez                                62     President, Chief Executive Officer and Chairman of the
                                                                         Board

                 S. Joseph Dorr                                   51     Vice President - Sales
                 Dr. Thomas V. Russotto                           53     Vice President - Operations
                 Loretta L. Rivers                                41     Secretary

         George T. Jimenez is the Chief Executive Officer of the Company and has served as President, Treasurer and a Director of the Company since its inception in 1983. From 1980 to 1983, Mr. Jimenez served as the President of the Company's predecessor.

         S. Joseph Dorr has been Vice President - Sales since March 1998 and a Vice President of the Company since 1983. From 1983 to 1989, he served as Corporate Secretary of the Company. From 1980 to 1983, he served as Director of the Commercial Systems Division of the Company's predecessor and from 1983 to 1989 was Director of the Network Management Division.

         Dr. Thomas V. Russotto has been Vice President - Operations since March 1998. From 1988 to 1998, Dr. Russotto directed the Carrier Networks Division and has been a Vice President of the Company since 1985. From 1983 to 1985, he served as Director of Product Development at the Company.

         Loretta L. Rivers has been Corporate Secretary and Administrative Supervisor of the Company since 1989 and has served in various capacities with the Company since its inception in 1983.

         The term of each executive officer will expire at the next annual meeting of the Board of Directors which is scheduled to be held November 17, 1998.

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER
                 MATTERS

COMMON STOCK PRICES

         The following table sets forth for the periods indicated the highest and lowest bid prices for the shares of common stock reported on the Nasdaq National Market.

                                                                           YEAR ENDED JUNE 30,
                                              ------------------------------------------------------------------------------
                                                                1998                                    1997
                                              --------------------------------------     -----------------------------------
                                                  HIGH                  LOW                 HIGH                  LOW
                                              --------------       -----------------    --------------       ---------------
 1st Quarter (for 1997, since August 13)      $        23.88       $        13.38       $        13.88       $          7.00
 2nd Quarter                                           24.63                11.00                16.00                  9.75
 3rd Quarter                                           14.38                 5.88                18.00                  7.88
 4th Quarter                                            8.88                 5.06                23.13                  7.63

COMMON STOCKHOLDERS

         As of September 22, 1998, there were 8,854,939 shares held by 64 shareholders of record.

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

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

         The Company filed a registration statement on Form S-1, Registration No. 333-06731, which became effective August 12, 1996 (the "Offering") registering 2,500,000 shares of Common Stock, $.01 par value per share ("shares"). The Company previously reported Use of Proceeds from the Offering on Forms SR. As a result of a change in the applicable disclosure rules, the Company is hereby updating the disclosure previously made on such Forms. Item 11 of the Form SR filed for the period ended May 10, 1997 hereby is amended and restated as follows as of June 30, 1998:

 Construction of plant, building and facilities                               -
 Purchase and installation of machinery and equipment        $        2,390,229
 Purchase of real estate                                                      -
 Acquisition of other business(es)                                            -
 Repayment of indebtedness                                            4,446,563
 Working capital                                                      9,152,817
 Other purposes:
 Redemption of Preferred Stock                                          308,000
 Directors & Officers Insurance                                         155,750

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below for each of the Company's years in the five-year period ended June 30, 1998 and as of June 30, 1998, 1997, 1996, 1995 and 1994 are derived from the audited financial statements of the Company.


                                                                             YEAR ENDED JUNE 30,
                                                  -----------------------------------------------------------------------
                                                     1998             1997            1996           1995         1994
                                                  ---------         -------          -------       --------     ---------
                                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
 STATEMENT OF OPERATIONS DATA:
 Revenue                                          $ 22,465          $33,684          $19,983        $12,415      $14,523
 Costs and operating Expenses:
      Cost of products, software licenses
      and services                                  13,325           17,627           10,836          6,579        7,675
                                                  ---------         -------          -------       ---------    ---------
 Gross profit                                        9,140           16,057            9,147          5,836        6,848
      Selling, general and administrative           17,029           11,254            6,751          6,049        5,473
      Research and development                       2,358            1,472              957          1,045          573
                                                  ---------         -------          -------       ---------    ---------
 (Loss) income from operations                     (10,247)           3,331            1,439         (1,258)         802
 Interest (income) expense, net                       (130)            (191)             379            335          156
                                                  ---------         -------          -------       ---------    ---------
 (Loss) income before income taxes                 (10,117)           3,522            1,060         (1,593)         646
 Income taxes                                         (898)             898                -              -            -
                                                  ---------         -------          -------       ---------    ---------
 Net (loss) income                                $ (9,219)         $ 2,624          $ 1,060        $(1,593)     $   646
                                                  =========         =======          =======       =========    =========
 Net (loss) income per share:

            Basic                                 $  (1.06)            0.35          $  0.26        $ (0.53)     $  0.16
                                                  =========         =======          =======       =========    =========

            Diluted                               $  (1.06)            0.32          $  0.18        $ (0.53)     $  0.11
                                                  =========         =======          =======       =========    =========


 Number of shares used in computing
 net (loss) income per share

            Basic                                    8,708            7,460            3,472          3,279        3,261
                                                  =========         =======          =======       ========     =========
            Diluted                                  8,708            8,152            5,829          3,279        5,777
                                                  =========         =======          =======       ========     =========

                                                                                 JUNE 30,
                                                  -----------------------------------------------------------------------
                                                      1998           1997           1996            1995           1994
                                                  ---------         -------       ----------       --------     ---------
                                                                              (IN THOUSANDS)
 BALANCE SHEET DATA:
 Cash and cash equivalents                         $  2,956        $  7,920     $     369       $     190       $     147
 Working capital (deficit)                            5,978          17,864         1,897          (1,374)            590
 Total assets                                        24,593          33,518        14,298           8,293           7,407
 Total liabilities                                   11,808          11,809        12,187           7,414           4,943
 Mandatorily redeemable preferred stock                   -               -         2,262           2,122           1,982
 Stockholders' equity (deficit)                      12,785          21,709          (150)         (1,242)            483

The Company paid no dividend on its capital stock during any of the periods reported above.

SELECTED QUARTERLY INFORMATION

         The following tables present certain unaudited statement of operations data for each quarter of 1998 and 1997. These data have been derived from the Company's unaudited financial statements and have been prepared on the same basis as the Company's audited financial statements, which appear in this Annual Report on Form 10-K. In the opinion of the Company's management, these data include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such data. Such quarterly results are not necessarily indicative of future results of operations. This information is qualified by reference to, and should be read in conjunction with, the Company's financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                   FISCAL THREE MONTHS ENDED
                                ----------------------------------------------------------------------------------------
                                                     1998                                          1997
                                --------------------------------------------  ------------------------------------------
                                SEPT. 30,   DEC. 31,    MARCH 31,   JUNE 30,  SEPT. 30,   DEC. 31, MARCH 31,   JUNE 30,
                                   1997       1997        1998        1998       1996       1996     1997        1997
                                ---------  ----------  ----------  ---------  ---------  --------  ----------  ---------
                                                                        (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenue                          $8,735     $ 5,491     $ 4,560    $ 3,679    $6,264     $7,258      $8,209    $11,953
Costs and operating expenses:
  Costs of products, software
    licenses and services         3,684       4,598       2,380      2,663     3,138      3,481       3,951      7,057
                                ---------  ----------  ----------  --------  ---------  -------- -----------  ---------
Gross Profit                      5,051         893       2,180      1,016     3,126      3,777       4,258      4,896
  Selling, general and
    Administrative                3,343       3,963       5,437      4,286     2,135      2,511       2,806      3,802
  Research and development          449         503         804        602       398        468         300        306
                                ---------  ----------  ----------  --------  ---------  -------- -----------  ---------
Income from operations            1,259      (3,573)     (4,061)    (3,872)      593        798       1,152        788
Interest expense (income),
net                                 (52)        (37)        (29)       (12)       53        (92)        (85)       (67)
                                ---------  ----------  ----------  --------  ---------  -------- -----------  ---------
Income (loss) before income       1,311      (3,536)     (4,032)    (3,860)      540        890       1,237        855
taxes
Income taxes                        512      (1,335)        823       (898)        -        266         470        162
                                ---------  ----------  ----------  --------  ---------  -------- -----------  ---------
Net income (loss)                $  799     $(2,201)    $(4,855)   $(2,962)   $  540     $  624      $  767    $   693
                                =========  ==========  ==========  ========  =========  ======== ===========  =========

Net (loss) income per share:
    Basic                        $ 0.09     $ (0.25)    $ (0.55)   $ (0.34)   $ 0.09     $ 0.08      $ 0.10    $  0.08
                                =========  ==========  ==========  ========  =========  ======== ===========  =========
    Diluted                      $ 0.09     $ (0.25)    $ (0.55)   $ (0.34)   $ 0.07     $ 0.07      $ 0.09    $  0.08
                                =========  ==========  ==========  ========  =========  ======== ===========  =========



         The Company's quarterly operating results have in the past and will in the future vary significantly as a result of the timing of contract execution, orders for products, and completion and delivery of significant product orders. Large orders typically are preceded by long sales cycles and, accordingly, the timing of such an order has been and will continue to be difficult to predict. Certain orders are for products that require additional tailoring to customer requirements and, accordingly, vary in timing of delivery. The failure to obtain, or delays in the delivery of, one or more large orders, for any reason, could have a material adverse effect on the Company's results of operations and financial condition. The Company's results also vary based on the type and quantity of products shipped, the timing of product shipments, the relative revenue mix in a given period and the resulting margins. The variations may be material.

         The timing of large orders depends on a variety of factors affecting the capital spending decisions of the Company's customers, which in turn, can affect the Company's quarterly operating results. These factors include changes in governmental regulation, changes in the customers' competitive environment, pricing policies by the Company or its competitors, personnel changes, demand for the Company's products, the number, timing and significance of new product and product enhancement announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of its products on a timely basis, and the mix of direct and indirect sales and general economic factors.

         The Company's sales cycle, from initial contact to contract execution, orders for products and delivery of product, also varies substantially from customer to customer and from project to project. The purchase of traditional carrier network products, new and emerging carrier network products and enterprise network management products generally involves a significant commitment of customer capital and management time. The sales cycle associated with the purchases of the Company's products is subject to a number of additional significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. The product delivery cycle varies from product to product depending on the extent to which it requires tailoring to a customer's requirement and the extent to which such requirements are fixed in advance or developed over time.

         The Company's expense levels are based, in part, on its expectations as to future revenue levels. If revenue levels are below expectations, operating results will be materially adversely affected.

         Based upon all of the foregoing, the Company believes that quarterly revenue and operating results are likely to vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter the Company's revenue or operating results will be below the expectation of public market analysts and investors. In such event, the price of the Common Stock could be materially adversely affected.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company sells products to carriers and enterprises, both through direct channels and through strategic alliance partners, for delivery to end users in the United States and internationally. Since June 1994, the Company, consistent with its strategic emphasis, has derived significant revenue from sales of its data collection, surveillance, alarm and traffic reporting products to traditional carriers. The Company expects such sales to continue as a significant percentage of its revenue for at least the next several years. The balance of the Company's revenue is derived from the sale of products and software licenses to new and emerging carriers and to enterprise customers, including agencies of the U.S. Government.

         The Company's products typically are sold pursuant to contracts having an aggregate value of several hundred thousand to several million dollars. Contracts for the Company's data collection, surveillance, alarm and traffic reporting products typically require the delivery of products, including hardware and licensed software, along with installation, training and post contract support services. Contracts for billing and customer care and enterprise network management products typically require the Company to license, in perpetuity, software applications and provide for hardware and services that include installation, training and post contract support. Software, hardware and services sold pursuant to new and emerging carrier and enterprise network contracts are separately priced. At the expiration of the post contract support period, customers are offered the opportunity to purchase additional support services.

         The Company derives revenues from software license fees, hardware sales, and product related services. Revenue from hardware sales is recognized upon delivery while revenue from product related services is recognized as the services are rendered. The Company's software licenses to end users generally provide for an initial license fee to use the product in perpetuity. Under certain contracts, the Company licenses the source code of its software to resellers for subsequent modification and resale. Revenue from software licenses is recognized after the software has been delivered, significant uncertainties regarding acceptance have expired and significant obligations have been fulfilled. Costs relating to insignificant obligations are accrued. Revenue from contracts with payment terms in excess of one year is recognized to the extent of payments that are probable and due within one year. Revenue related to obligations to provide post contract customer support is unbundled from the license and recognized ratably over the term of the agreement.
Revenue from maintenance services is recognized ratably over the term of the related agreement. None of the Company's customers in 1998 contributed 10% or more of the Company's revenue. For contracts involving significant production, modification or customization of hardware and software, revenue is recognized using the percentage-of-completion method, based on the relationship of costs incurred to estimated total costs of the project, which fairly reflects contract performance milestones.

         The Company sells its products either as components in the products or systems developed and marketed by its strategic partners or directly to end users. The Company typically experiences higher margins in connection with its direct sales contracts, offset in part by relatively higher sales and marketing expenses.

         The Company defines backlog as signed contracts or purchase orders for delivery of hardware and software products and services within the next year. Backlog at June 30, 1998, 1997 and 1996 was approximately $11.2 million, $7.0 million and $10.4 million, respectively. Backlog, as defined, does not include contracts for hardware and software products which require the further issuance of purchase orders.

         The Company's revenue is typically concentrated among certain customers, the largest of which in 1998 consisted of Logix, Samsung Electronics, TELMEX, and Winstar. These customers represented approximately 8%, 8%, 7%, and 6% respectively of total revenue for the year ended June 30, 1998. Sales to three customers in Asia representing a single end user comprised approximately 9% of total revenue for the year ended June 30, 1998.

         Substantially all of the Company's revenue is derived from dollar-denominated sales and in 1998 55% of total revenue was generated from domestic sales. Although the Company had significant sales in Asia (23% of total revenue in 1998) and in Canada and Mexico (11% of total revenue in 1998), the Company does not have significant foreign operations. The Company's customers are usually contractually obligated to pay for product in U.S. dollars. All products are shipped from the United States pursuant to terms of orders issued by customers.

         The Company has experienced less favorable cash collection cycles in both its international sales and its domestic sales in 1998 compared to 1997. For 1998, days sales outstanding [365/(annual sales/average of year end accounts receivable)] for sales to U.S. customers was 176 compared to 161 in 1997 (representing a 9% increase). Days sales outstanding for sales to foreign customers was 182 in 1998 compared to 114 in 1997 (representing a 60% increase), primarily due to delayed collections associated with the economic crisis in Korea and the Asia Pacific region.

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

         During 1997, the Company reclassified expenses for services provided by certain strategic alliance partners in connection with the installation and integration of the Company's products. As a result, certain fiscal 1996 amounts have been reclassified from selling, general and administrative expense to cost of products, software licenses and services, to conform with 1997 financial statement presentation.

         The Company's cost of products, software licenses and services consists of the cost of product engineering and production, cost of customer support personnel, license fees paid to third-party software vendors, amortization of capitalized software development costs, the costs of hardware purchased by the Company for incorporation into its products and expenses for services provided by certain alliance partners in connection with the installation and integration of the Company's products.

         Selling, general and administrative expenses consist of costs to support the Company's sales and administrative functions. Included within these costs are salaries, bonuses, sales commissions, rent, reserves against doubtful accounts receivable, insurance, depreciation. Also included are costs associated with the company's participation in trade shows and industry conferences, and related travel and other promotional costs.

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

YEARS ENDED JUNE 30, 1998 AND 1997

Revenues. Total revenue decreased 33% from $22.5 million compared to $33.7 million for 1997. The decrease of $11.2 million was caused by several factors. First, the economic crisis in Korea and the Asia Pacific region significantly reduced the amount of orders for the Company's DCMS hardware products compared to the prior year. Secondly, the orders expected in 1998 from the Company's continuing work as one of the subcontractors to the U.S. Air Force, were indefinitely delayed in mid-1998. Finally, certain anticipated orders were not placed until late in the fourth quarter of 1998 and had not been completed by the end of the year.

Revenue from traditional carrier network products decreased as a percentage of total revenue from 65% of total revenue in 1997 to 51% of total revenue in 1998 primarily as a result of the decrease in sales to Korea. Revenue from enterprise network products decreased from 25% of total revenue in 1997 to 22% of total revenue in 1998 primarily as a result of the decreased sales caused from the delay in orders from the U.S. Airforce. Revenue from new and emerging carriers such as Logix, Winstar Telecommunications, and Nextel increased from 10% of revenue in 1997 to 27% of revenue in 1998 primarily as a result of increased sales of the new NetPlus PRO*VISION product. The Company believes revenues from sales of its Netplus PRO*VISION products to new and emerging carriers in North America will continue to increase in the future.

Gross Margins for 1998 were 41% compared to 48% for 1997. The decrease in the gross margins was caused by the effect of certain fixed costs on lower volume of revenue, particularly with regard to sales of DCMS hardware products, the mix of products and services and the addition of approximately $334,000 of additional reserves for inventory obsolescence. The Company expects gross margins to improve as sales of the NetPlus PRO*VISION product increase, due to higher gross margins for this product.

Selling General and Administrative expenses for 1998 were $17 million compared to $11 million in 1997 (which represented 76% and 33% of revenue for 1998 and 1997 respectively) . A primary cause of the increase was due to the increased personnel, fringe benefits and facilities costs associated with expansion of the Company's marketing, sales and administrative functions in anticipation of receiving significant orders from Korea and the Asia Pacific region before the economic crisis impacted the Company's business. Additionally, the Company increased its reserves for doubtful accounts receivables in 1998 by $2.5 million, considering the increased aging of accounts and the Company's evaluation of the collectibility of its accounts receivable.

In April 1998, the Company completed a general reduction in staffing which included administrative personnel. As a result of these staff reductions and ordinary turnover, the Company expects selling, general and administrative expenses to be lower as a percentage of revenue in 1999.

Research and Development expenses for 1998 were $2.4 million (11% of revenue) compared to $1.5 million (4% of revenue) in 1997. The increase of $0.9 million was primarily due to the development of the Company's NetPlus PRO*VISION product line for the new and emerging carrier market. The Company plans to spend significant resources on research and development in future periods in order to enhance its technology, which may have an adverse effect on the Company's earnings.

Benefit for Income Taxes. The Company recognized a $898,000 benefit from income taxes in 1998 compared to a $898,000 provision for income taxes in 1997. The benefit was recognized as a result of the utilization of the Company's net operating losses which eliminated its deferred income tax liability.

YEARS ENDED JUNE 30, 1997 AND 1996

Revenue. Total revenue increased 69% from $20.0 million in 1996 to $33.7 million in 1997. The increase in revenue was attributable to increased sales volume of the Company's products and software licenses. Revenue from traditional carrier network products increased 64%, representing 65% of total revenues, which growth resulted from increases in sales to foreign strategic alliance partners that included the Korea Consortium and International Computers Limited. Revenue from enterprise network products increased 29%, representing 24% of total revenues, which growth resulted primarily from increases in sales of software licenses to ISI Infortext, Tubedale Communications and International Logistics Systems, Inc. Revenue from new and emerging carriers, such as WinStar Telecommunications and SpectraNet International, represents 10% of 1997 revenues up from 1% in 1996.

Cost of Products, Software Licenses and Services. Cost of products, software licenses and services increased 63% to $17.6 million in 1997 from $10.8 million in 1996 and decreased as a percentage of revenue to 52% from 54%, respectively. The increase in costs is attributable to increased hardware cost and increased labor expense associated with the increased annual sales volume and to increased expenses for services provided by certain alliance partners. Gross margins were 48% and 46% for years 1997 and 1996, respectively. The improvement in gross margin was primarily the result of an increase in software license revenue as a percentage of total revenues in 1997.

Selling, General and Administrative. Selling, general and administrative expenses increased 67% to $11.0 million in 1997 from $6.8 million in 1996. These expenses represented 33% and 34% of total revenue in 1997 and 1996, respectively. The increased expenses were attributable to costs associated with increased infrastructure required to support the Company's growth, costs associated with increased sales and marketing efforts that include the cost of an expanded sales force and increased rent incurred in conjunction with the Company's relocation to a larger facility.

Research and Development. Research and development expense increased 54% to $1.5 million in 1997 from approximately $1.0 million in 1996. The increase was attributable to the addition of software development engineers and technical consultants required to support the Company's product development activities. As a percentage of revenue, research and development expense decreased to 4% in 1997 from 5% in 1996.

Provision for Income Taxes. The Company recorded a tax provision of approximately $898,000 in 1997, representing an effective tax rate of 26%. This rate was lower than the expected statutory income tax rate primarily due to a decrease in the valuation allowance and utilization of foreign tax credits. This provision represents an increase of approximately $898,000 over 1996 when no provision was recorded, the result of the provision being offset by a similar decrease in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998 the Company had $2.9 million of cash and cash equivalents, compared to $7.9 million at June 30, 1997. During 1998, the Company used $2.3 million in operations, $1.2 million for investment in property and equipment, and $1.3 million for investment in capitalized software. The use of cash for operations was primarily due to the funding of operating losses. Cash and cash equivalents available in future periods may be significantly lower than that available at year end, depending on the results of collections of accounts receivable and of payments received in connection with contracts.

Accounts receivables, net of allowances for doubtful accounts, declined to $10.0 million at June 30, 1998 from $16.1 million at June 30, 1997. Accounts receivables include billed accounts receivables, unbilled accounts receivables and an allowance for doubtful accounts. Billed accounts receivables declined to $8.8 million at June 30, 1998 from $13.0 million at June 30, 1997 reflecting a decline in revenue in 1998 as well as more active management of the outstanding receivables. Billed accounts receivable at June 30, 1998 also reflects the conversion of a $1.6 million account receivable which was outstanding at June 30, 1997 into a secured note receivable. At June 30, 1998 the Company had collected approximately $0.5 million leaving a balance on the note of $1.1 million, which, under the terms of the note is to be paid in full by September 1999. Billed accounts receivables, before allowance for doubtful accounts, at June 30, 1998 included $5.2 million over 90 days. Unbilled accounts receivables rose slightly to $3.6 million at June 30, 1998 from $3.1 million at June 30, 1997. These receivables primarily represent contractual payment terms which may not be billed for up to twelve months. During 1998, the Company increased its allowance for doubtful accounts receivable by

$2.5 million considering the increased aging of accounts and the Company's evaluation of the collectibility of its accounts receivables. The Company believes these reserves are adequate.

Gross inventories increased from $2.8 million at June 30, 1997 to $3.6 million at June 30, 1998. The increase of $0.8 million was primarily due to the purchase of hardware for a significant order which was received, but not completed as of June 30, 1998. In addition the Company increased reserves for inventory obsolescence from $15,000 at June 30, 1997 to $349,000 at June 30, 1998. This increase recognizes the obsolescence resulting from the rapidly changing technology of the industry that the Company operates in and the value of older inventory, which the Company maintains for support of long-term maintenance contracts.

In April 1998, the Company obtained from Crestar Bank of Maryland ("Crestar") a revolving credit facility ("line of credit") providing for borrowings of up to $3.5 million which expires December 31, 1998. Borrowings under the line of credit are subject to approval by the bank and the bank has the right to refuse borrowing requests at any time. Interest on outstanding balances under the line of credit is payable monthly at the LIBOR rate plus 2 1/2%. The line of credit is secured by the general assets of the Company, requires compliance with certain financial covenants, including positive net income and minimum tangible net worth and, in the event of default, permits Crestar to accelerate any outstanding obligations under the line of credit or under any other loans outstanding from Crestar. At September 25, 1998, the Company's only borrowings under the line of credit were letters of credit in the aggregate amount of $767,000 (see below). In addition, the Company has term loans outstanding from Crestar in the aggregate principal amount of $888,000 at June 30, 1998 (see below). The Company also maintains its cash at accounts with Crestar. Crestar recently notified the Company that it was in default of the line of credit as a result of the Company's failure to comply with certain financial covenants. The Company is in the process of seeking alternative financing. In the meantime, Crestar has stated in writing, without waiving any of its rights, that it is not taking action to enforce its rights and remedies under the line of credit agreement. However, if the borrowings outstanding under the line of credit (i.e. the letters of credit and term loans) are repaid in full on or before November 2, 1998, Crestar has agreed to waive its right to collect approximately $35,000 in termination fees. All amounts due under Crestar borrowings are classified as current liabilities in the financial statements.

The Company currently is actively seeking alternative financing to replace its line of credit. George T. Jimenez, the Chief Executive Officer of the Company and a significant stockholder, has agreed that in the event that alternative financing can not be obtained in a timely manner and that, at any time during the next 12 months the Company's working capital becomes inadequate to support the business at its then current level, he will make available through a loan guarantee or a loan, for working capital in the principal amount of up to $3.5 million (less any amounts raised by the Company after September 28, 1998 from financing activities or through the sale or pledge of assets). Such loan, if any would bear interest at prime plus 2%, would be repayable out of the first alternate funding available to the Company or upon a change of control, if any, and would be collateralized by the assets of the Company.

In addition, Mr. Jimenez has agreed to provide an unconditional guarantee, fully secured by cash or marketable securities, of the Company's reimbursement obligation for any amounts paid by Crestar in connection with a $450,000 letter of credit issued in connection with the Company's lease of its headquarters building (see below). The Company has agreed to reimburse Mr. Jimenez for any amounts that he is required to pay under such guarantee.

The Company believes that existing cash balances, cash flows from operations and alternate sources of financing (including the financing referred to above from Mr. Jimenez) will be sufficient to support the Company's working capital requirements for at least the next twelve months. The Company's ability to generate sufficient cash flows for working capital is dependent on the Company's ability to increase sales and to receive from customers in a timely fashion adequate payments in connection with its contracts. There is no assurance that such sales or payment levels will be achieved. If cash flows from operations are insufficient to satisfy the Company's working capital requirements, the Company will be required to reduce expenses, raise additional funds through debt or equity financings or sales of assets and/or consider strategic alternatives. There can be no assurance that reductions in expenses would be achievable in a timely manner or, if achieved, that they would not have a material adverse effect on the Company's ability to generate revenues at the levels achieved to date. Further, there is no assurance that adequate additional funds will be available, in a timely manner or on terms favorable to the Company.

During 1998, the Company paid down debt balances (including its capital lease obligations) by $488,000. The long-term debt includes two term loans for capital equipment and a capital lease obligation with monthly repayment terms, which are due in varying monthly installment through June 2000 and June 2001. At June 30, 1998, the balance of term loans and the capital lease obligation was $1 million compared to $1.5 million at June 30, 1997. With the exception of a capital lease for an office telephone system, all of the Company's term loans are with Crestar. At June 30, 1998, the amount owed to Crestar for the term loans was $888,000. These loans bear interest at the bank's prime rate and at 1% over the bank's prime rate, and are secured by accounts receivable,
inventory, specific equipment and by the Company's general assets.   At June
30, 1998, the amount owed on the capital lease was $164,000 and is due in monthly installments of principal plus interest (10.03%) through November 2001. As of September 28, 1998, the Company had made all required payments under the terms of its loans and capital lease agreement.

Under the terms of its office lease, the Company maintains a letter of credit under its line of credit with Crestar, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by the Company. The letter of credit required under the lease for 1999 is $450,000 decreasing annually through 2003 to $100,000.

The Company maintains other letters of credit under its line of credit with Crestar which at September 14, 1998 totaled $327,000. These letters of credit represent performance guarantees under the terms of contracts the Company has entered into with several of its customers and expire through October 31, 1998.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In October 1998, the AICPA issued SOP 97-2, "Software Revenue Recognition," which provides guidance in recognizing revenue on contracts with multiple elements including software licenses and services and superseded the previous authoritative literature (SOP 91-1). SOP 97-2 is effective for the Company for transactions entered into after June 30, 1998. In February 1998, the AICPA proposed deferring, for one year, the implementation date for certain provisions of SOP 97-2. This standard is expected to result in more conservative revenue recognition on software transactions than was allowed under previous guidance.

In June 1997, the FASB issued SFAS No. 131 entitled "Disclosures about Segments of an Enterprise and Related Information" which will become effective for the Company's 1999 financial statements and will apply to quarterly reporting beginning in the first quarter of 1999. This Statement may change the way public companies, having segments, report information about their business in annual financial statements and may require them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company is currently evaluating reporting and disclosure requirements under this standard.

In June 1997, the FASB issued SFAS No. 130 entitled "Reporting Comprehensive Income", which will become effective for the Company's 1999 year and will apply to quarterly reporting beginning in the first quarter of 1999. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and it components. All items that are required to be recognized under accounting standards as components of comprehensive income must be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's principal component of comprehensive income is net income. This standard is not expected to materially affect the Company's reporting and disclosure requirements.

ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS

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

         Sales to traditional carriers have provided and are expected to continue to provide substantial revenue. The Company's business is dependent upon the continued growth of the telecommunications industry, in the United States and internationally, on the continued convergence of voice and data networks and on the evolution and widespread adoption of emerging network technologies. Any decline in the growth of the industry, the failure of these markets to converge or the failure of these network technologies to evolve or achieve widespread market acceptance could have a material adverse effect on the Company.

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

         The Company's growth has placed significant demands on the Company's administrative, operational and financial personnel and systems. Additional expansion by the Company may further strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support continued growth of the Company's operations. If the Company is unable to respond to and manage changing business conditions, the quality of its products and services and its results of operations could be materially adversely affected.

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

         The Company derived approximately $10.2 million, or 45% of its total revenues, from customers outside of the United States in 1998. The Company anticipates that a significant amount of future revenues will be derived from sales to end users in Asia, Europe and other areas of the world. These revenues may be adversely affected by the changing economic conditions in foreign countries, which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's ability to successfully develop new, and enhance existing, products, to service its customers, and to remain competitive depends in large part on its ability to attract and retain highly qualified technical, sales and marketing and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to continue to attract and retain such personnel.

YEAR 2000

The Company has not completed a thorough assessment of the risks and costs associated with the Year 2000 issue on internal hardware, software and non-information technology systems nor has the Company addressed Year 2000 compliance of suppliers providing material incorporated into the Company's products.

Management believes that risks associated with Year 2000 issues and related contingency plan arrangements will be resolved such that Year 2000 issues are adequately mitigated and ongoing operations are not disrupted.

The Company is establishing a program wherein systems will be assessed as to Year 2000 compliance. This assessment will include internal infrastructure, supplier readiness and product evaluation including information technology and non-information technology systems and applications. This assessment will include identifying areas of non-compliance, plans to address known exposures, implementation of any system changes, validation of Year 2000 compliance and contingencies to mitigate unknown risk. The Company has targeted Year 2000 exposures to be identified and addressed no later than June 1999. Attention and priority will be placed on those systems considered critical to the ongoing operations, requiring integration with other compliant systems and with longer lead-time anticipated to remediate.

The cost of addressing the Company's Year 2000 issues has not been quantified, as assessment of Year 2000 compliance has not been completed. However, management is not aware of any Year 2000 compliance exposures which would preclude ongoing operations during the next twelve months or which would result in material short-term cash requirements. There can be no assurance that there will not be a delay in, or increased costs associated with, the programs indicated in this section. Since the assessment is ongoing, the potential impact of these complications on the Company's financial condition and results of operations cannot be determined at this time. If computer systems used by the Company or its suppliers, the integrity of products provided to the Company, or the software applications used in systems manufactured and sold by the Company, fail or experience significant difficulties related to the Year 2000, the Company's operations and financial results could be materially affected.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 The Company's Financial Statements, together with the independent accountants' report thereon, appear at pages F-1 through F-18 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 Not applicable.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 The information called for by Item 10 is incorporated by reference to Proxy Statement for the 1998 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.

ITEM 11.         EXECUTIVE COMPENSATION

                 The information called for by Item 11 is incorporated by reference to Proxy Statement for the 1998 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 The information called for by Item 12 is incorporated by reference to Proxy Statement for the 1998 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 The information called for by Item 13 is incorporated by reference to Proxy Statement for the 1998 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM
                 8-K

(a)(1)                    INDEX TO FINANCIAL STATEMENTS

         The following Financial Statements of the Registrant are filed as part of this report:

                                                                                                            Page
                                                                                                            ----
Report of Independent Accountants.........................................................................  F-2

Balance Sheets as of June 30, 1998 and 1997...............................................................  F-3

Statements of Operations for the years ended June 30, 1998, 1997 and 1996.........................................................................................  F-4

Statements of Stockholders' Equity (Deficit) for the years
         ended June 30, 1998, 1997 and 1996...............................................................  F-5

Statements of Cash Flows for the years
         ended June 30, 1998, 1997 and 1996...............................................................  F-6

Notes to Financial Statements.............................................................................  F-7


(a)(2)           FINANCIAL STATEMENT SCHEDULES

         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)           INDEX TO EHIBITS

         See attached Index to Exhibits on page X-1 of this form 10-K.

(b)              REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed during the fourth quarter of 1998.

 SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ACE*COMM CORPORATION

                                      By: /s/George T. Jimenez
                                          ------------------------------
                                             George T. Jimenez
                                             Chief Executive Officer

                                      Date:  September 29, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                     NAME                           TITLE                                        DATE
                     ----                           -----                                        ----
                     /s/George T. Jimenez           President, Chief Executive Officer           September 29, 1998
                     --------------------           and Chairman of the Board
                     (George T. Jimenez)            (Principal Executive Officer and
                                                    Principal Financial Officer)


                     /s/Leslie Oleynik              Controller                                   September 29, 1998
                     -----------------              (Principal Accounting Officer)
                     (Leslie Oleynik)


                     /s/Gilbert A. Wetzel           Director                                     September 29, 1998
                     --------------------
                     (Gilbert A. Wetzel)


                     /s/Paul G. Casner, Jr.         Director                                     September 29, 1998
                     ----------------------
                     (Paul G. Casner, Jr.)


                     /s/Gary P. Golding             Director                                     September 29, 1998
                     ------------------
                     (Gary P. Golding)

                              ACE*COMM CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

            The following Financial Statements of the Registrant are
                       filed as part of this report:

                                                                             Page
                                                                             ----
Report of Independent Accountants............................................F-2

Balance Sheets as of  June 30, 1998 and 1997.................................F-3

Statements of Operations for the years ended June 30,
            1998, 1997 and 1996..............................................F-4

Statements of  Stockholders' Equity (Deficit) for the years
            ended June 30, 1998, 1997 and 1996...............................F-5

Statements of Cash Flows for the years ended June 30,
            1998, 1997 and 1996..............................................F-6

Notes to Financial Statements................................................F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of ACE*COMM Corporation

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ACE*COMM Corporation at June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Washington, D.C.
September 29, 1998

                              ACE*COMM CORPORATION
                                 BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                        JUNE 30,
                                                                     -----------------------------------------------
                                                                            1998                       1997
                                                                     --------------------       --------------------
                    ASSETS

Current assets:
  Cash and cash equivalents                                             $         2,956            $         7,920
  Accounts receivable, net                                                        9,985                     16,120
  Inventories, net                                                                3,232                      2,814
  Notes receivable                                                                  825                          -
  Prepaid expenses and other                                                        666                      1,011
                                                                     --------------------       --------------------
     Total current assets                                                        17,664                     27,865
Property and equipment, net                                                       4,069                      3,470
Capitalized software development costs, net                                       2,461                      2,077
Notes receivable                                                                    310                          -
Other assets                                                                         89                        106
                                                                     --------------------       --------------------
     Total assets                                                        $       24,593             $       33,518
                                                                     ====================       ====================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Borrowings                                                            $         1,030           $            527
  Accounts payable                                                                2,010                      2,735
  Accrued expenses                                                                  739                        446
  Accrued compensation                                                            2,161                      2,129
  Accrued contract costs                                                          3,577                      3,551
  Deferred income taxes                                                               -                        103
  Deferred revenue                                                                2,169                        510
                                                                     --------------------       --------------------
     Total current liabilities                                                   11,686                     10,001
  Noncurrent borrowings                                                             122                      1,013
  Deferred income taxes                                                               -                        795
                                                                     --------------------       --------------------
     Total liabilities                                                           11,808                     11,809
                                                                     --------------------       --------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized, 0
  shares issued and outstanding                                                       -                          -
  Common stock, $.01 par value, 45,000,000 shares authorized,
  8,807,049 and 8,550,582 shares issued and outstanding                              88                         85
  Additional paid-in capital                                                     19,822                     19,530
  (Accumulated deficit) retained earnings                                        (7,125)                     2,094
                                                                     --------------------       --------------------
     Total stockholders' equity                                                  12,785                     21,709
                                                                     --------------------       --------------------

     Total liabilities and stockholders' equity                          $       24,593             $       33,518
                                                                     ====================       ====================



   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           YEARS ENDED JUNE 30,
                                                        -------------------------------------------------------------

                                                             1998                   1997                  1996
                                                        ----------------      -----------------     -----------------
Revenue - products, software licenses and services          $ 22,465               $33,684                   $19,983
Cost of products, software licenses and services              13,325                17,627                    10,836
                                                            --------               -------                   -------

Gross profit                                                   9,140                16,057                     9,147

Selling, general and administrative expense                   17,029                11,254                     6,751
Research and development expense                               2,358                 1,472                       957
                                                            --------               -------                   -------

(Loss) income from operations                                (10,247)                3,331                     1,439

Interest income                                                 (247)                 (347)                        -
Interest expense                                                 117                   156                       379
                                                            --------               -------                   -------

(Loss) income before income taxes                            (10,117)                3,522                     1,060
Income tax (benefit) provision                                  (898)                  898                         -
                                                            --------               -------                   -------

Net (loss) income                                           $ (9,219)              $ 2,624                   $ 1,060
                                                            ========               =======                   =======


Basic net (loss) income per share                           $  (1.06)              $  0.35                   $  0.26
                                                            ========               =======                   =======

Diluted net (loss) income per share                         $  (1.06)              $  0.32                   $  0.18
                                                            ========               =======                   =======

Shares used in computing net (loss) income per share:

    Basic                                                      8,708                 7,460                     3,472
                                                            ========               =======                   =======

    Diluted                                                    8,708                 8,152                     5,829
                                                            ========               =======                   =======

   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                        PREFERRED STOCK           COMMON STOCK
                                                   ------------------------   -----------------------     ADDITIONAL
                                                         CLASS B                                            PAID-IN
                                                    SHARES       PAR VALUE     SHARES      PAR VALUE        CAPITAL
                                                   ---------    -----------   ---------  ------------   -------------
 Balance, June 30, 1995                                  1        $    1         3,297     $     33      $     320
 Accretion of preferred stock dividends                  -             -             -            -           (140)
 Exercise of common stock options                        -             -           293            3            163
 Payment of stock subscriptions receivable               -             -             -            -              -
 Net income for the year ended June 30, 1996             -             -             -            -              -
                                                   ---------    -----------   ---------  ------------   -------------
 Balance, June 30, 1996                                  1             1         3,590           36            343
 Accretion of preferred stock dividends                  -             -             -            -            (17)
 Conversion of preferred stock, Class C                  -             -         1,531           15          2,264
 Redemption of preferred stock, Class B                 (1)           (1)            -            -           (307)
 Issuance of common stock pursuant to
   initial public offering                               -             -         2,645           26         16,083
 Exercise of common stock options                        -             -           838            8          2,060
 Repurchase and retirement
   of common stock                                       -             -           (54)           -           (896)
 Net income for the year ended June 30, 1997             -             -             -            -              -
                                                   ---------    -----------   ---------  ------------   -------------
 Balance, June 30, 1997                                  -             -         8,550           85         19,530
 Exercise of common stock options                        -             -           258            3            313
 Repurchase and retirement
   of common stock                                       -             -            (1)           -            (21)
Net loss for the year ended June 30, 1998                -             -             -            -              -
                                                   ---------    -----------   ---------  ------------   -------------
Balance, June 30, 1998                                   -        $    -         8,807     $     88      $  19,822
                                                   =========    ===========   =========  ============   =============


                                                                      (ACCUMULATED
                                                       STOCK            DEFICIT)
                                                    SUBSCRIPTIONS       RETAINED
                                                     RECEIVABLE         EARNINGS                TOTAL
                                                   -------------   -----------------    ---------------
 Balance, June 30, 1995                             $       (6)      $     (1,590)          $  (1,242)
 Accretion of preferred stock dividends                      -                  -                (140)
 Exercise of common stock options                         (117)                 -                  49
 Payment of stock subscriptions receivable                 123                  -                 123
 Net income for the year ended June 30, 1996                 -              1,060               1,060
                                                   -------------   -----------------    ---------------
 Balance, June 30, 1996                                      -               (530)               (150)
 Accretion of preferred stock dividends                      -                  -                 (17)
 Conversion of preferred stock, Class C                      -                  -               2,279
 Redemption of preferred stock, Class B                      -                  -                (308)
 Issuance of common stock pursuant to
   initial public offering                                   -                  -              16,109
 Exercise of common stock options                            -                  -               2,068
 Repurchase and retirement
   of common stock                                           -                  -                (896)
 Net income for the year ended June 30, 1997                 -              2,624               2,624
                                                   -------------   -----------------    ---------------
 Balance, June 30, 1997                                      -              2,094              21,709
 Exercise of common stock options                            -                  -                 316
 Repurchase and retirement
   of common stock                                           -                  -                 (21)
Net loss for the year ended June 30, 1998                    -             (9,219)             (9,219)
                                                   -------------   -----------------    ---------------
Balance, June 30, 1998                              $        -      $      (7,125)          $  12,785
                                                   =============   =================    ===============





   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            YEARS ENDED JUNE 30,
                                                         -----------------------------------------------------------
                                                               1998                  1997                   1996
                                                         -----------------     -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                           $     (9,219)        $       2,624          $       1,060
Adjustments to reconcile net (loss) income to net cash
   (used for) provided by operating activities:
  Depreciation and amortization                                    1,563                 1,135                    822
Changes in operating assets and liabilities:
  Accounts receivable, net                                         6,135                (7,476)                (3,941)
  Notes receivable                                                (1,135)                    -                      -
  Inventories, net                                                  (418)                 (978)                  (872)
  Other assets                                                       362                  (367)                  (490)
  Accounts payable                                                  (725)                 (387)                 1,876
  Accrued expenses                                                   319                 3,082                    623
  Accrued compensation                                                32                   996                    702
  Deferred income taxes                                             (898)                  898                      -
  Deferred revenue                                                 1,659                (1,380)                   893
                                                         -----------------     -----------------      -----------------
Net cash (used for) provided by operating activities              (2,325)               (1,853)                   673
                                                         -----------------     -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                               (1,203)               (2,390)                  (417)
Additions to capitalized software development costs               (1,343)               (1,371)                  (927)
                                                         -----------------     -----------------      -----------------
Net cash used for investing activities                            (2,546)               (3,761)                (1,344)
                                                         -----------------     -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in line of credit                            100                (4,446)                 1,175
Other borrowings                                                       -                 1,000                    186
Payments on debt                                                    (450)                 (341)                  (683)
Principal payments under capital lease obligation                    (38)                  (21)                     -
Net proceeds from common stock issued                                  -                16,109                      -
Exercise of common stock options                                     316                 2,068                     49
Payment of stock subscriptions receivable                              -                     -                    123
Repurchase and retirement of common stock                            (21)                 (896)                     -
Redemption of class B preferred shares                                                    (308)                     -
                                                         -----------------     -----------------      -----------------
Net cash (used for) provided by financing activities                 (93)               13,165                    850
                                                         -----------------     -----------------      -----------------
Net (decrease) increase in cash and cash equivalents              (4,964)                7,551                    179
Cash and cash equivalents at beginning of year                     7,920                   369                    190
                                                         =================     =================      =================
Cash and cash equivalents at end of year                    $      2,956          $      7,920          $         369
                                                         =================     =================      =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
       Interest                                             $        114          $        164          $         375

SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES:
Accretion of preferred stock dividends                      $          -          $         17          $         140
Purchase of equipment under capital lease                   $          -          $        222          $           -
Conversion of Class C preferred stock                       $          -          $      2,279          $           -
Exercise of common stock options                            $          -          $          -          $           2
Notes received for exercise of common stock options         $          -          $          -          $         117



   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

ACE*COMM Corporation ("ACE*COMM" or the "Company") develops, sells and services Operations Support Systems ("OSS") hardware and software products for data and voice networks. The Company's customers include telecommunications service providers and large enterprises operating data and voice networks using intranets and the Internet. The Company's products perform such functions as billing data collection, network surveillance, alarm processing and network management.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying financial statements include: management's forecasts of contract costs and progress towards completion which are used to determine revenue recognition under the percentage-of-completion method, estimates of allowances for doubtful accounts receivable and inventory obsolescence, tax valuation allowances, and estimates of the net realizable value of capitalized software development costs.

REVENUE RECOGNITION

The Company derives revenues from software license fees, hardware sales and product related services. Revenue from hardware sales is recognized upon delivery while revenue from product related services is recognized as the services are rendered. The Company's software licenses to end users generally provide for an initial license fee to use the product in perpetuity. Under certain contracts, the Company licenses the source code of its software to resellers for subsequent modification and resale. Revenue from software licenses is recognized after the software has been delivered, significant uncertainties regarding acceptance have expired and significant obligations have been fulfilled. Costs relating to insignificant obligations are accrued. Revenue from contracts with payment terms in excess of one year is recognized to the extent of payments that are probable and due within one year. Revenue related to obligations to provide post contract customer support without charge is unbundled from the license and recognized ratably over the term of the agreement. Revenue from maintenance services is recognized ratably over the term of the related agreement. For contracts involving significant production, modification or customization of hardware and software, revenue is recognized using the percentage-of-completion method, based on the relationship of costs incurred to the estimated total costs of the project, which fairly reflects contract performance milestones.

In October 1998, the AICPA issued SOP 97-2, "Software Revenue Recognition," which provides guidance in recognizing revenue on contracts with multiple elements including software licenses and services and superseded the previous authoritative literature (SOP 91-1). SOP 97-2 is effective for the Company for transactions entered into after June 30, 1998. In February 1998, the AICPA proposed deferring, for one year, the implementation date for certain provisions of SOP 97-2. This standard is expected to result in more conservative revenue recognition on software transactions than was allowed under previous guidance.

CASH EQUIVALENTS

The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents.

INVENTORIES

Inventories, which consist principally of purchased materials to be used in the production of finished goods, are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related equipment and vehicles of seven years. Leasehold improvements are amortized on a straight-line method over the shorter of the improvements' estimated useful lives or related remaining lease terms. Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances indicate the carrying value of an asset may not be recoverable.

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

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The Company adopted this statement during the second quarter of 1998, as required. Accordingly, prior period earnings per share data have been restated to conform with SFAS 128.

Basic earnings per share excludes dilution and is computed by dividing net
(loss) income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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

RECLASSIFICATION

Certain prior year information has been reclassified to conform with current year presentation.

NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable consist of the following (in thousands):

                                                               JUNE 30,
                                   ---------------------------------------------------------------
                                              1998                               1997
                                   ----------------------------       ----------------------------
Billed                              $                 8,829             $               12,990
Unbilled                                              3,621                              3,140
Allowance for doubtful accounts                      (2,465)                               (10)
                                   ----------------------------       ----------------------------
                                    $                 9,985             $               16,120
                                   ============================       ============================

Unbilled receivables include costs and estimated profit on contracts in progress which have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. There were no write-offs of accounts receivable in 1998, 1997 and 1996.

NOTES RECEIVABLE

In March 1998, the Company converted a $1.6 million account receivable, outstanding from a prime contractor, to a secured interest-bearing promissory note, payable over a term of 18 months. Principal and interest payments on the note are due monthly through September 1999 at an interest rate of prime plus 1%. At June 30, 1998, the outstanding principle balance was $1.1 million, and all principle and interest payments had been made in accordance with the payment schedule outlined in the note agreement.

NOTE 4 - INVENTORIES

Inventories consist of the following (in thousands):

                                                                JUNE 30,
                                   ---------------------------------------------------------------
                                              1998                               1997
                                   ----------------------------       ----------------------------
Inventories                         $                 3,581            $                 2,829
Allowance for obsolescence                             (349)                               (15)
                                   ----------------------------       ----------------------------
                                    $                 3,232            $                 2,814
                                   ============================       ============================

Inventories consist principally of purchased materials to be used in the production of finished goods. There were no write-offs of inventories in 1998, 1997 and 1996.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                            JUNE 30,
                                                 ---------------------------------------------------------------
                                                            1998                               1997
                                                 ----------------------------       ----------------------------
Computer equipment                                $                 4,454            $                 3,594
Office equipment                                                    1,153                                908
Vehicles                                                               42                                 42
Leasehold improvements                                                205                                107
                                                 ----------------------------       ----------------------------
                                                                    5,854                              4,651
Less accumulated depreciation and amortization                     (1,785)                            (1,181)
                                                 ----------------------------       ----------------------------
                                                  $                 4,069            $                 3,470
                                                 ============================       ============================

Depreciation expense of property and equipment amounted to $604,000, $448,000 and $280,000 in 1998,

1997 and 1996, respectively. At June 30, 1998 and 1997, office equipment includes a capitalized lease in the amount of $222,000 and accumulated depreciation of $35,000 and $13,000, respectively.

NOTE 6 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs consist of the following (in thousands):

                                                                     JUNE 30,
                                             ---------------------------------------------------------
                                                       1998                            1997
                                             -------------------------       -------------------------
Capitalized software development costs        $              7,282            $              5,939
Less accumulated amortization                               (4,821)                         (3,862)
                                             -------------------------       -------------------------
                                              $              2,461            $              2,077
                                             =========================       =========================

Amortization expense of capitalized software amounted to $959,000, $687,000 and $542,000 in 1998, 1997 and 1996, respectively.

NOTE 7 - BORROWINGS

The Company's borrowings consist of the following: (in thousands)

                                                                                          JUNE 30,
                                                                  ---------------------------------------------------------
                                                                            1998                            1997
                                                                  -------------------------       -------------------------
Installment note with Crestar Bank, due in monthly
installments through July 1, 2001, bearing
interest at the bank's prime rate (8.5% at June 30, 1998),
collateralized by general assets of the Company                   $                 771             $             1,000

Installment notes with Crestar Bank, due in
monthly installments through June 2000, bearing interest
at the bank's prime rate (8.5% at June 30, 1998) plus
1%, collateralized by accounts receivable, inventory
and specific equipment.                                                             117                             339

Capital lease obligation for the use of an office telephone
system, principal plus interest (10.03%), due in monthly
installments through November 2001.                                                 164                             201

Line of credit with Crestar Bank, credit limit up to
$3.5 million due December 31, 1998, bearing interest at
LIBOR (5.66% at June 30, 1998) plus 2.5%, collateralized
by general assets of the Company.                                                   100                               -

                                                                  -------------------------       -------------------------
Total borrowings                                                                  1,152                           1,540

Less current portion                                                             (1,030)                           (527)
                                                                  -------------------------       -------------------------

Noncurrent portion                                                $                 122             $             1,013
                                                                  =========================       =========================


Annual maturities of noncurrent borrowings are as follows (in thousands):

                                                                                   2000            $                 47
                                                                                   2001                              51
                                                                                   2002                              24
                                                                                                  -------------------------
                                                                                  Total            $                122
                                                                                                  =========================

LINE OF CREDIT

In April 1998, the Company obtained from Crestar Bank of Maryland ("Crestar") a revolving credit facility ("line of credit") providing for borrowings of up to $3.5 million which expires December 31, 1998. Borrowings under the line of credit are subject to approval by the bank and the bank has the right to refuse borrowing requests at any time. Interest on outstanding balances under the line of credit is payable monthly at the LIBOR rate plus 2 1/2%. The line of credit is secured by the general assets of the Company, requires compliance with certain financial covenants, including positive net income and minimum tangible net worth and, in the event of default, permits Crestar to accelerate any outstanding obligations under the line of credit or under any other loans outstanding from Crestar. At June 30, 1998 the balance of borrowings under the line of credit included a $100,000 draw on the line of credit, which was subsequently paid in August of 1998, and letters of credit in the aggregate amount of $743,000 (see Note 14). In addition, the Company has term loans outstanding from Crestar in the aggregate principal amount of $888,000 at June 30, 1998. The Company also maintains its cash accounts with Crestar. Crestar recently notified the Company that it was in default of the line of credit as a result of the Company's failure to comply with certain financial covenants. The Company is in the process of seeking alternative financing. In the meantime, Crestar has stated in writing, without waiving any of its rights, that it is not taking action to enforce its rights and remedies under the line of credit agreement. However, if the borrowings outstanding under the line of credit (i.e. the letters of credit and term loans) are repaid in full on or before November 2, 1998, Crestar has agreed to waive its right to collect approximately $35,000 in termination fees. All amounts due under Crestar borrowings are classified as current liabilities in the financial statements.

The Company currently is actively seeking alternative financing to replace its line of credit. George T. Jimenez, the Chief Executive Officer of the Company and a significant stockholder, has agreed that in the event that alternative financing can not be obtained in a timely manner and that, at any time during the next 12 months the Company's working capital becomes inadequate to support the business at its current level, he will make available, through a loan guarantee or loan, working capital in the principal amount of up to $3.5 million (less any amounts raised by the Company after September 28, 1998 from financing activities or through the sale or pledge of assets). Such loan, if any would bear interest at prime plus 2%, would be repayable out of the first alternate funding available to the Company or upon a change of control, if any, and would be collateralized by the assets of the Company.

In addition, Mr. Jimenez has agreed to provide an unconditional guarantee, fully secured by cash or marketable securities, of the Company's reimbursement obligation for any amounts paid by Crestar in connection with a $450,000 letter of credit issued in connection with the Company's lease of its headquarters building (see Note 14). The Company has agreed to reimburse Mr. Jimenez for any amounts that he is required to pay under such guarantee.

The Company believes that existing cash balances, cash flows from operations and alternate sources of financing (including the financing referred to above from Mr. Jimenez) will be sufficient to support the Company's working capital requirements for at least the next twelve months. The Company's ability to generate sufficient cash flows for working capital is dependent on the Company's ability to increase sales and to receive from customers in a timely fashion adequate payments in connection with its contracts. There is no assurance that such sales or payment levels will be achieved. If cash flows from operations are insufficient to satisfy the Company's working capital requirements, the Company will be required to reduce expenses, raise additional funds through debt or equity financings or sales of assets and/or consider strategic alternatives. There can be no assurance that reductions in expenses would be achievable in a timely manner or, if achieved, that they would not have a material adverse effect on the Company's ability to generate revenues at the levels achieved to date. Further, there is no assurance that adequate additional funds will be available, in a timely manner or on terms favorable to the Company.


NOTE 8 - RETIREMENT PLAN

The Company has a 401(k) plan, under which to be eligible, employees must have completed six months of service and be at least 21 years of age and be credited with 1,000 hours of service. No contributions were due or made by the Company in 1998. During 1997 and 1996, Company contributions were approximately $103,000 and $97,000, respectively.

NOTE 9 - INCOME TAXES

Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                                          JUNE 30,
                                                    ---------------------------------------------------------
                                                          1998                 1997               1996
                                                    ----------------   -------------------   ----------------
Tax assets:
     Costs capitalized to inventory                 $         460       $           245      $         253
     Accruals deducted for tax                                808                   172                 88
     Net operating loss carryforwards                       6,806                 4,190                940
     Tax credit carryforwards                                 572                   575                292
     Copyrights and patents                                    18                    21                 21
     Other                                                     97                     -                  4
                                                    ----------------   -------------------   ----------------
               Gross deferred tax assets                    8,761                 5,203              1,598
                                                    ----------------   -------------------   ----------------

Tax liabilities:
     Income on contracts                                   (1,846)               (1,224)              (476)
     Software costs deducted for tax                         (871)                 (810)              (616)
     Depreciation                                            (456)                 (258)              (229)
                                                    ----------------   -------------------   ----------------
               Gross deferred tax liabilities              (3,173)               (2,292)            (1,321)
                                                    ----------------   -------------------   ----------------
          Net deferred tax asset                            5,588                 2,911                277
     Valuation allowance                                   (5,588)               (3,809)              (277)
                                                    ----------------   -------------------   ----------------
     Net deferred tax liability                     $           -       $          (898)     $           -
                                                    ================   ===================   ================


     Current deferred tax liability                 $           -       $          (103)     $           -
     Noncurrent deferred tax liability                          -                  (795)                 -
                                                    ----------------   -------------------   ----------------


     Net deferred tax liability                     $           -       $          (898)     $           -
                                                    ================   ===================   ================

The components of the (benefit) provision for income taxes are as follows (in thousands):

                                                                         YEARS ENDED JUNE 30,
                                                    --------------------------------------------------------
                                                          1998                   1997                 1996
                                                    ----------------    ------------------   ---------------
Current:
          Federal                                   $            -      $             -      $            -
          State                                                  -                    -                   -
                                                    ----------------    ------------------   ---------------
Total current                                                    -                    -                   -
                                                    ----------------    ------------------   ---------------

Deferred
          Federal                                             (745)                 745                   -
          State                                               (153)                 153                   -
                                                    ----------------    ------------------   ---------------
Total deferred                                                (898)                 898                   -
                                                    ----------------    ------------------   ---------------

Total                                               $         (898)      $          898      $            -
                                                    ================    ==================   ===============

The Company records a valuation allowance for deferred tax assets when it is management's judgment that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In 1998, there was a net increase in the valuation allowance of $1.8 million. This increase primarily relates to additional income tax net operating losses generated from the current year operating loss as well as from the deduction created by the exercise of non-qualified stock options. Any income tax benefit resulting from the utilization of operating losses will be recognized as a benefit against future taxable income. Benefit resulting from the exercise of options will be reflected in additional paid-in-capital (versus through the tax provision) when actually realized for tax purposes. Net operating loss deferred tax assets generated from operating losses and deductions from option exercises amounted to approximately $2.0 million and $4.8 million, respectively at June 30, 1998 ($381,000 and $3.8 million, respectively at June 30, 1997).

In 1998, the income tax benefit was comprised of a $898,000 benefit resulting from the reversal of deferred tax liabilities based on the ability of the Company to utilize current year losses to reduce future payment of such taxes. The benefit was net of an increase in the valuation allowance of $825,000. In 1997, the provision for income taxes was comprised of $898,000 including a reduction in the valuation allowance of $277,000. In 1996, the provision for income taxes was comprised of a Federal and state provision of $458,000 which was offset by a reduction in the valuation allowance of the same amount.

At June 30, 1998, the Company has available research credit carryforwards of approximately $252,000, which are available to offset future income tax and expire in years through 2007. The Company also has net operating loss carryforwards for tax purposes of approximately $17.5 million that expire in years 2007 through 2013. Ownership changes as defined by the Internal Revenue Code, may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income or liability.

The total income tax (benefit) provision for each year varied from the amount computed by applying the statutory U.S. Federal income tax rates to net (loss) income before income taxes as follows (in thousands):

                                                                         YEARS ENDED JUNE 30,
                                                   ----------------------------------------------------------------
                                                           1998                   1997                   1996
                                                   ------------------      -----------------      -----------------
Income tax (benefit) provision at statutory rate    $       (1,963)        $       1,287          $         360
State income taxes net of Federal benefit                     (229)                  178                     49
Nondeductible expenses                                          79                    70                     24
Foreign tax credit                                               -                  (259)                     -
Other                                                          390                  (101)                    25
Change in valuation allowance                                  825                  (277)                  (458)
                                                   ------------------      -----------------      -----------------
     Actual (benefit) provision                     $         (898)        $         898          $           -
                                                   ==================      =================      =================

NOTE 10 - STOCKHOLDERS' EQUITY

STOCK OPTIONS

OMNIBUS STOCK PLAN ("OMNIBUS PLAN")

In connection with the Shareholder approved Omnibus Plan, the Company has reserved 3,200,000 shares of Common Stock to grant nonqualified and incentive stock options to officers and employees. The exercise price of each option granted under the Omnibus Plan is determined by the Compensation Committee, and is limited to a minimum of the fair market value of the Company's Common Stock on the date of grant. The Omnibus Plan also provides for the issuance of restricted stock, stock appreciation rights and phantom stock options. The Company may grant options under the Omnibus Plan until September 18, 2007.

The terms of option grants and issuances of restricted stock, stock appreciation rights and phantom stock options, including vesting and exerciseability, are determined by the Compensation Committee. Options and phantom stock options granted to date vest either immediately or over a period of one to eight years from the date of grant, subject to accelerated vesting in certain events such as a change of control, and expire upon the earlier of the employee's termination or five or ten years from the date of grant. Certain options and phantom stock options granted in 1997 and 1998 are further subject to accelerated vesting within one year from the date of grant based on achievement of certain pre-determined performance goals. Vested options and phantom stock options become exercisable immediately upon vesting or within three years from the date of grant. In connection with grants through June 30 1998, the Company had 772,621, 770,510, and 543,744 options and phantom stock options outstanding subject to performance-based accelerated vesting arrangements at June 30, 1998, 1997 and 1996, respectively. As of June 30, 1998, 1997 and 1996, there were outstanding phantom stock options totaling 8,082,

3,082 and 0, respectively, and no restricted stock or stock appreciation rights had been granted. Compensation cost associated with the 1998 and 1997 phantom stock option grants was immaterial.

During 1998, the Company re-priced 80,000 options with an original exercise price of $17.75 to the $6.38 fair market value on the date of re-pricing. No other terms of the options were modified. There were no modifications of option terms in 1997 or 1996.

In July 1998, the Company re-priced 122,984 options and phantom stock options with original exercise and base unit prices of $12.00 to the $5.00 fair market value on the date of re-pricing. No other terms of the options or phantom stock options were modified.

STOCK OPTION PLAN FOR DIRECTORS ("DIRECTORS' PLAN")

In connection with the Shareholder approved Directors' Plan, the Company has reserved 200,000 shares of Common Stock to grant nonqualified stock options to non-employee members of the Company's Board of Directors. The exercise price of each option granted under the Directors' Plan is limited to a minimum of the fair market value of the Company's Common Stock on the date of grant. The Company may grant options under the Directors' Plan until July 1, 2000.

Options granted to directors through June 30, 1997 vest 4,500 shares each year from the date of grant. Options granted subsequent to June 30, 1997 vest 3,000 shares each year from the date of grant. Vested options become exercisable immediately upon vesting. Options granted under the Directors' Plan expire the earlier of five years from date of grant, six months after death, resignation, or removal without cause, or immediately upon removal for cause.

Information relating to all the plans is summarized as follows:

                                                      OMNIBUS PLAN                            DIRECTORS' PLAN
                                        ----------------- ------------------   --------------------------------------------
                                                            WEIGHTED AVG                                   WEIGHTED AVG
                                        NUMBER OF SHARES    SHARE PRICE         NUMBER OF SHARES           SHARE PRICE
                                        ----------------- ------------------   -------------------      -------------------
Outstanding Options at June 30, 1995         1,137,907     $           0.54              63,000           $           0.51
Granted                                        164,503                 4.20               9,000                       7.00
Exercised                                     (266,206)                0.63             (27,000)                      0.50
Expired                                         (2,993)                0.82              (4,500)                      0.62
                                        ----------------- ------------------   -------------------      -------------------
Outstanding Options at June 30, 1996         1,033,211                 1.40              40,500                       1.92
Granted                                        744,677                 8.86              13,500                       7.00
Exercised                                     (806,960)                2.55             (31,500)                      0.50
Expired                                         (5,250)               12.00                   -                          -
                                        ----------------- ------------------   -------------------      -------------------
Outstanding Options at June 30, 1997           965,678                 6.13              22,500                       7.00
Granted                                        689,883                 7.67               9,000                      17.50
Exercised                                     (257,871)                1.22                   -                          -
Expired                                       (286,908)               10.48                   -                          -
                                        ----------------- ------------------   -------------------      -------------------
Outstanding Options at June 30, 1998         1,110,782     $           7.10              31,500            $         10.00
                                        ================= ==================   ===================      ===================

Options exercisable at June 30, 1996           907,211     $           0.62              31,500           $           0.50
                                        ================= ==================   ===================      ===================
Options exercisable at June 30, 1997           584,697     $           3.41               9,000           $           7.00
                                        ================= ==================   ===================      ===================
Options exercisable at June 30, 1998           444,354     $           6.18              18,000           $           7.00
                                        ================= ==================   ===================      ===================
Options available for granting                 749,181                    -             105,500                          -
                                        ================= ==================   ===================      ===================

FINANCIAL ACCOUNTING STANDARDS NO. 123

Effective June 30, 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with the standard, the Company has elected to continue to measure compensation expense for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company recorded no compensation cost associated with stock options in 1998, 1997 and 1996.

The following table summarizes information about stock options outstanding at June 30, 1998:

                                  OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                     -----------------------------------------------  ----------------------------------

                                           Weighted-
                                            Average
                           Number          Remaining     Weighted-         Number           Weighted-
    Range of             Outstanding      Contractual     Average        Exercisable         Average
 Exercise Prices      at June 30, 1998    Life (yrs)  Exercise Price  at June 30, 1998   Exercise Price
------------------   ------------------  ------------ --------------  ----------------  ----------------
$ 0.41 to $ 1.78               100,850        1.8         $  0.69             100,850         $  0.68
$ 5.33 to $ 7.10               811,109        7.7         $  6.56             300,610         $  6.86
$10.65 to $12.43               216,139        8.7         $ 11.95              55,710         $ 11.96
$14.20 to $15.98                 5,184        3.6         $ 14.75               5,184         $ 14.74
$15.98 to $17.75                 9,000        4.4         $ 17.50                   0         $  0.00
                     ------------------                               ----------------
                             1,142,282                                        462,354
                     ==================                               ================

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model. The weighted-average assumptions included in the Company's fair value calculations are as follows:

                                        1998                        1997                         1996
                               -----------------------     -----------------------      -----------------------
Expected life (years)                         3-8                         3-8                           3
Risk-free interest rate                       5-6 %                         6  %                      5-6  %
Expected volatility                            81 %                        77  %                        0  %
Dividend yield                                  0 %                         0  %                        0  %


The weighted average fair value of stock options granted under the stock option plans during 1998, 1997 and 1996 was $5.48, $5.83 and $0.73 respectively. If the Company determined compensation costs for these plans in accordance with SFAS 123, the Company's net (loss) income and earnings per share would have been:


(amounts in thousands except
per share amounts)                              1998                         1997                         1996
                                         -----------------------      -----------------------      -----------------------
Pro-forma amounts
  Net (loss) income                          $           (9,893)        $              1,212         $              1,004
                                         =======================      =======================      =======================
  Basic (loss) income per share              $            (1.14)        $               0.16         $               0.25
                                         =======================      =======================      =======================
  Diluted (loss) income per share            $            (1.14)        $               0.15         $               0.17
                                         =======================      =======================      =======================


The SFAS 123 method of accounting does not apply to options granted prior to January 1, 1995 and, accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in the future.

NOTE 11 - MANDATORILY REDEEMABLE PREFERRED STOCK

On October 31, 1991, in connection with an investment agreement, the Company sold 340,211 shares of Class C Preferred Stock at $5.14 per share. The Class C Preferred stock consisted of two series. Series 1 stock (211,727 shares) provided voting rights equal to the same number of shares of Common Stock and Series 2 stock (128,484 shares) provided no voting rights but, if elected by a majority of the holders of the Class C Preferred Stock, would become voting shares on a one-to-one basis. Each share of Class C Preferred Stock could be converted into Common Stock at any time by the holder.

Any shares not converted by designated dates were redeemable by the Company as follows: one third of the shares on September 15, 1995, one-half of the remaining shares on September 15, 1996, and all the remaining shares on September 15, 1997. The redemption price was equal to $5.14 per share plus accrued dividends. In the case of redemption, the holders were entitled to receive accrued dividends, at a semi-annual rate of four percent, from November 1, 1992. The Company also had the right to force redemption, if certain triggering events occur, at a price of $5.14 per share plus accrued dividends from November 1, 1992, calculated at an annual rate of twelve percent.

In connection with the Company's initial public offering in August 1996, and pursuant to the terms of the investment agreement, the shares were converted into 1,530,950 shares of the Company's common stock.

Activity with respect to Class C Preferred Stock is as follows (in thousands):

Balance, June 30, 1995                                                 $                   2,122
Accretion of dividends                                                                       140
                                                                      -----------------------------
Balance, June 30, 1996                                                                     2,262
Accretion of dividends                                                                        17
Conversion upon initial public offering                                                   (2,279)
                                                                      -----------------------------
                                                                      $
Balance, June 30, 1997                                                                         -
                                                                      =============================


NOTE 12 - EARNINGS PER SHARE
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following is a reconciliation of the numerators and denominators of basic net (loss) income per common share ("basic EPS") and diluted net (loss) income per common share ("Diluted EPS"):

                                                                               YEARS ENDED JUNE 30,
                                                         -----------------------------------------------------------------
                                                               1998                   1997                    1996
                                                         ------------------     ------------------      ------------------
BASIC EPS:

Income (Numerator):
     Net (loss) income                                   $     (9,219)          $       2,624           $       1,060
     Less:  Preferred stock dividends                               -                     (17)                   (140)
                                                         ------------------     ------------------      ------------------

Net (loss) income available to common stockholders       $     (9,219)          $       2,607           $         920
                                                         ==================     ==================      ==================
Shares (Denominator):
     Weighted average common shares                             8,708                   7,460                   3,472
                                                         ==================     ==================      ==================

Basic EPS                                                $      (1.06)          $        0.35           $        0.26
                                                         ==================     ==================      ==================

DILUTED EPS:

Income (Numerator):



     Net (loss) income                                   $     (9,219)          $       2,624           $       1,060
     Less:  Preferred stock dividends                               -                     (17)                   (140)
Effect of dilutive securities:
     Convertible preferred stock                                    -                      17                     140
                                                         ------------------     ------------------      ------------------

Net (loss) income available to common stockholders       $     (9,219)          $       2,624           $       1,060
                                                         ==================     ==================      ==================
Shares (Denominator):
     Weighted average common shares                             8,708                   7,460                   3,472
     Stock options                                                  -                     486                     826
     Convertible preferred stock                                    -                     206                   1,531
                                                         ==================     ==================      ==================

     Total weighted shares and equivalents                      8,708                   8,152                   5,829
                                                         ==================     ==================      ==================

Diluted EPS                                              $      (1.06)          $        0.32           $        0.18
                                                         ==================     ==================      ==================

Options to purchase 288,455 shares of Common Stock were outstanding during 1998, but were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

NOTE 13 - INITIAL PUBLIC OFFERING

On August 13, 1996, in connection with the Company's initial public offering, 2,875,000 shares of Common Stock, 2,645,000 of which were offered by the Company, were sold at $7.00 per share. The net proceeds raised by the Company totaled approximately $16.1 million.

The Mandatorily Redeemable Class C Preferred Stock was automatically converted into 1,530,950 shares of the Company's Common Stock upon the completion of the Company's initial public offering. No dividends were payable with respect to the converted shares.

On August 28, 1996, the Company redeemed the Class B Preferred Stock for $308,000 in accordance with its terms that required redemption upon transfer of substantially all assets or of majority control of the Company.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

As collateral for performance on a long-term contract and to a ceding insurer, the Company entered into a bond on November 28, 1995 under which the Company is contingently liable in the amount of $1,175,000. This bond is in force until November 28, 1998.

At June 30, 1998 the Company had a $450,000 letter of credit arrangement with Crestar which guarantees the Company's performance to its landlord (see Note
7). The letter of credit requirement decreases annually through 2003 to $100,000.

Additionally, at June 30, 1998, the Company had letter of credit arrangements with Crestar totaling $293,000 which guarantee the Company's performance under contracts (see Note 7). Subsequent to June 30, 1998, the Company entered letter of credit arrangements totaling $34,000 with Crestar, which guarantee the Company's performance under contracts (see Note 7). These letter of credit arrangements expire through October 1998.

The Company leases certain office space under non-cancelable operating leases. Lease terms range from two to seven years and include renewal options for additional periods. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company is committed for the payment of minimum rentals under operating lease agreements through the year 2004 in the following amounts (in thousands):

                 YEAR ENDING JUNE 30,                                            AMOUNT
-------------------------------------------------------               -----------------------------
                         1999                                          $                       772
                         2000                                                                  736
                         2001                                                                  693
                         2002                                                                  714
                         2003                                                                  736
                      Thereafter                                                               310
                                                                      -----------------------------
                                                                        $                    3,961
                                                                      =============================

The total rental expense under operating leases was $813,000, $728,000 and $330,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

NOTE 15 - EXPORT SALES AND SALES TO MAJOR CUSTOMERS

EXPORT SALES

The Company sells its products worldwide from its headquarters in Gaithersburg, Maryland. The Company has no foreign operations. The following is a breakdown of the Company's revenue by geographic area (in thousands):

                                                                              YEARS ENDED JUNE 30,
                                                     ------------------------------------------------------------------------
                                                            1998                      1997                      1996
                                                     --------------------      --------------------      --------------------
U.S.                                                     $      12,314             $      12,770              $      9,393
Canada and Mexico                                                2,557                     7,746                     7,993
Asia                                                             5,178                    11,186                     1,998
Europe                                                             858                     1,203                       599
South America                                                      815                       699                        --
Africa and Middle East                                             743                        80                        --
                                                     --------------------      --------------------      --------------------
     Total Revenue                                      $       22,465             $      33,684             $      19,983
                                                     ====================      ====================      ====================

SALES TO MAJOR CUSTOMERS

During 1998, there was no single customer or group of customers under common control that represented 10% or more of total revenue. Sales to three customers representing a single end-user in Asia comprised approximately 9%, 21% and 0% of total revenue for 1998, 1997 and 1996, respectively. Sales to an end user in Mexico comprised approximately 7%, 17% and 29% of the Company's revenues in 1998, 1997 and 1996, respectively.

INDEX TO EXHIBITS

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

  4.1*             Form of Specimen of Common Stock Certificate.

  10.1* Supplier Agreement dated December 16, 1992 between the Registrant and AT&T World Services, Inc.

  10.2* Marketing Agreement dated June 18, 1990 between the Registrant and AT&T World Services, Inc.

  10.3* Subcontract Agreement dated February 24, 1994 between Registrant and AT&T Corporation, Government Integrated Solutions.

  10.4** Authorized Distributor Agreement dated July 23, 1991 between the Registrant and AmerInd, Inc.

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

       ***         Amended and Restated Omnibus Stock Plan.

       *** Amended and Restated Stock Option Plan for Directors (as amended as of 1997)

  10.12** Form of Term Loan Note entered into Between the Company and two Officers in Fiscal 1997

  10.13** Form of Non-Qualified Stock Option Grant Agreement (certain executive officers - fiscal 1997)

  10.14** Form of Non-Qualified Stock Option Grant Agreement (certain executive officers - fiscal 1997)

  10.15**          Executive Bonus Plan

  10.16** Lease Between Principal Mutual Life Insurance Company and the Company as Tenant dated August 6, 1996

  10.17****        Collateral Assignment, Patent Mortgage and Security
                   Agreement between the Company and Crestar
                   Bank dated April 23,1998

  10.18****        Loan and Security Agreement between the Company and Crestar
                   Bank dated April 23, 1998

  10.19****        Revolving Note between the Company and Crestar Bank dated
                   April 23, 1998

  23   ****        Consent of Independent Accountants

  27.1 ****        Financial Data Schedule

  99.1 ****        Separation Agreement and General release


---------------------------
* Incorporated by reference to identically numbered exhibit filed as an exhibit to the Registrant's Registration Statement on Form S-1 No. 333-06731

** Incorporated by reference to identically numbered exhibit filed as an exhibit on Form 10-K filed September 30, 1997

*** Incorporated by reference in the Company's Proxy Statement filed on October 21, 1997

****    Filed herewith.