Form 10-Q
period 1998-09-30
ACE COMM CORP
filed 1998-11-17
CIK 1017526

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998.

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number 0-21059

                           ACE*COMM CORPORATION
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)
    Maryland                                          52-1283030
-------------------------                    -------------------------
(State or other jurisdiction of                   (I.R.S. Employer
Identification No.)                          incorporation or organization)


704 Quince Orchard Road, Gaithersburg, MD                   20878
------------------------------               ------------------------
(Address of principal executive offices)                 (Zip Code)

               301-721-3000
---------------------------------------------------------------
(Registrant's telephone number, including area code)


---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No

Number  of  shares  of  Common Stock outstanding as  of  November  3,  1998
8,869,025

                           ACE*COMM CORPORATION
                                   INDEX



Part I - Financial Information

Item 1.   Financial Statements

     Balance Sheets as of September 30, 1998
     (Unaudited) and June 30, 1998                               3

     Statements of Operations (Unaudited) for the
     Three Months Ended September 30, 1998 and 1997              4

     Statements of Cash Flows (Unaudited) for the
     Three Months Ended September 30, 1998 and 1997              5

     Notes to Financial Statements (Unaudited)                   6

Item 2.   Management's Discussion and Analysis of Results of
     Operations and Financial Condition                          8

     Factors Affecting Future Operating Results                  9

Part II - Other Information


Item 6.   Exhibits and Reports on Form 8-K                       13


Signatures                                                       14

                      PART I:  FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

                           ACE*COMM CORPORATION
                              BALANCE SHEETS
             (in thousands except share and per share amounts)

Selected Financial Data
                                   September 30,        June 30,
                                        1998               1998
                                    --------------   ------------
    Assets                          (Unaudited)
Current assets:
Cash and cash equivalents          $   2,746          $   2,956
Accounts and note receivable, net     10,070             10,810
Inventories, net                       2,250              3,232
Prepaid expenses and other               627                666
                                    --------------   ------------
Total current assets                  15,693             17,664
Property and equipment, net            3,949              4,069
Capitalized software development
costs, net                             2,473              2,461
Note receivable                            -                310
Other assets                              85                 89
                                    --------------   ------------
     Total assets                  $  22,200          $  24,593
                                    =============     ============
Liabilities and Stockholders' Equity

Current liabilities:
Borrowings                          $    808          $   1,030
Accounts payable                       1,283              2,010
Accrued expenses                         656                739
Accrued compensation                   1,977              2,161
Accrued contract costs                 3,257              3,577
Deferred revenue                       1,196              2,169
                                    --------------   ------------
     Total current liabilities         9,177             11,686
Noncurrent borrowings                    111                122
                                    --------------   ------------
     Total liabilities              $  9,288          $  11,808
                                    --------------   ------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value,
5,000,000 shares authorized, 0 shares
issued and outstanding                     -                  -
Common stock, $.01 par value,
45,000,000
shares authorized, 8,868,085 and
8,807,049
shares issued and outstanding             89                  88
Additional paid-in capital            19,859              19,822
(Accumulated deficit) retained
earnings                              (7,036)             (7,125)
                                    --------------   ------------
     Total stockholders' equity       12,912              12,785
                                    --------------   ------------
     Total liabilities and
      stockholders' equity           $22,200           $  24,593
                                    =============     ============

The accompanying notes are an integral part of these financial statements.

                           ACE*COMM CORPORATION
                         STATEMENTS OF OPERATIONS
                 (in thousands, except per share amounts)

Selected Financial Data              For the three months ended
                                            September 30,
                                                  1998     1997
                                    --------------   ------------
                                     (Unaudited)
Revenue                             $  6,723          $  8,735
Cost of revenue                        3,083             3,684
                                    --------------   ------------
Gross profit                           3,640             5,051

Selling, general and administrative
 expense                               3,230             3,343
Research and development expense         360               449
                                    --------------   ------------
Income from operations                    50             1,259
Interest income                           64                86
Interest expense                         (25)               (34)
                                    --------------   ------------
Income before income taxes                89              1,311
Income tax provision                       -                512
                                    --------------   ------------
Net income                          $     89           $     799
                                    =============     ============
Basic net income per share          $   0.01           $    0.09
                                    =============     ============
Diluted net income per share        $   0.01           $    0.09
                                    =============     ============
Shares used in computing net
income per share:

  Basic                                 8,836              8,592
                                    =============     ============
  Diluted                               8,893              9,219
                                    =============     ============


The accompanying notes are an integral part of these financial statements.

                           ACE*COMM CORPORATION
                         STATEMENTS OF CASH FLOWS
                              (in thousands)

Selected Financial Data
                                     For the three months ended
                                           September 30,
                                         1998             1997
                                    --------------   ------------
                                    (Unaudited)      (Unaudited)
Cash flows from operating activities:
Net income                          $     89          $    799
Adjustments to reconcile net
income to net cash provided by
(used for)operating activities:
Depreciation and amortization            476               388
Changes in operating assets and
liabilities:
Accounts and note receivable, net      1,050              (264)
Inventories, net                         982               167
Other assets                              43              (467)
Accounts payable                        (727)           (1,645)
Accrued expenses                        (403)             (985)
Accrued compensation                    (184)             (213)
Deferred income taxes                      -               512
Deferred revenue                        (973)              180
                                    --------------   ------------
Net cash provided by (used for)
operating activities                     353            (1,528)
                                    --------------   ------------

Cash flows from investing activities:
Purchases of property and equipment     (90)              (641)
Additions to capitalized software
Development costs                      (278)              (393)
                                    --------------   ------------
Net cash used for investing
activities                             (368)            (1,034)
                                    --------------   ------------

Cash flows from financing activities:
Payments on debt                       (223)              (141)
Principal payments under capital lease
obligation                              (10)                (9)
Exercise of common stock options         38                106
Repurchase and retirement of
common stock                              -                (21)
                                    --------------   ------------
Net cash used for
financing activities                   (195)               (65)
                                    --------------   ------------
Net decrease in cash and
Cash equivalents                       (210)            (2,627)
Cash and cash equivalents at
beginning of period                    2,956             7,920
                                    --------------   ------------
Cash and cash equivalents at end
of period                           $  2,746        $    5,293
                                    =============     ============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
 Interest                           $     31        $       34


 The accompanying notes are an integral part of these financial statements

                           ACE*COMM CORPORATION
                       NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared by ACE*COMM in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of
management   that  all  adjustments  considered  necessary   for   a   fair
presentation have been included, and that all such adjustments are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any
future  periods.   For further information, refer to the audited  financial
statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

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


NOTE 2 - ACCOUNTS AND NOTE RECEIVABLE

Accounts receivable consist of the following (in thousands):

Selected Financial Data            September 30,       June 30,
                                      1998               1998
                                    --------------   ------------
Billed                              $    7,257        $    8,829
Unbilled                                 2,718             3,621
Allowance for doubtful accounts           (840)           (2,465)
                                    --------------   ------------
                                    $    9,135        $    9,985
                                    =============     ============

Unbilled  receivables include costs and estimated profit  on  contracts  in progress which have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. The Company wrote-off $1.6 million of its accounts receivable against its allowance for doubtful accounts for the three months ended September 30, 1998. The Company did not write-off off any its accounts receivable for the comparable period in fiscal 1997. The Company believes these reserves are adequate.

Note Receivable

Selected Financial Data             September 30,      June 30,
                                      1998               1998
                                    --------------   ------------
Note receivable                     $      935        $    1,135
Less:  current portion                    (935)             (825)
                                    --------------   ------------
Noncurrent portion                  $        -        $      310
                                    =============     ============

NOTE 3 - EARNINGS PER SHARE
(in thousands, except per share amounts)

The following is a reconciliation of the numerators and denominators of basic net (loss) income per common share ("basic EPS") and diluted net
(loss) income per common share ("diluted EPS"):

                                     For the three months ended
                                           September 30,
Selected Financial Data
                                       1998                1997
                                    --------------   ------------
Basic EPS:
Net income available to
Common Stockholders (numerator):    $        89         $     799
                                    --------------   ------------
Shares (denominator):
 Weighted average common shares           8,836             8,592
                                    =============     ============
Basic EPS                            $     0.01        $     0.09
                                    =============     ============

Diluted EPS:

Net income available to common
Stockholders (numerator):            $      89         $      799
                                    --------------   ------------
Shares (denominator):
 Weighted average common shares          8,836              8,592
 Stock options                              57                627
                                    --------------   ------------
 Total weighted shares and
  equivalents                            8,893              9,219
                                    =============     ============
Diluted EPS                               $0.01             $0.09
                                    =============     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company sells products to carriers and enterprises, both through direct channels and through strategic alliance partners, for delivery to end users in the United States and internationally. Since June 1994, the Company consistent with its strategic emphasis, has derived significant revenue from sales of its data collection, surveillance, alarm, and traffic reporting products to traditional carriers. The balance of the Company's revenue is derived from the sales of products and software licenses to new and emerging carriers and to enterprise customers, including agencies of the U.S. Government.

This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Additional Factors Affecting Future Operating Results," and in "Selected Financial Data-Selected Quarterly Information" contained in the Company's Annual Report on Form 10-K for this fiscal year ended June 30, 1998.


Results of Operations

Revenues for the three-month period ended September 30, 1998 ("first quarter") were $6.7 million compared to $8.7 million for the comparable three-month period in fiscal 1998. Revenues were lower in the current quarter compared to the first quarter in fiscal 1998, primarily as a result of the economic crisis in Korea and the Asia Pacific region which reduced the amount of orders for the Company's traditional carrier network products compared to the same period in the prior year.

As a result of the decline in orders from Korea and the Asia Pacific region, revenues from traditional carrier network products decreased from 56% of total revenue in the first quarter of fiscal 1998 to 26% of total revenue in the first quarter of fiscal 1999. Revenues from enterprise network products increased from 18% of total revenue in the first quarter of fiscal 1998 to 38% of revenue in the first quarter of fiscal 1999. This increase was primarily the result of revenue from a single contract which was over 90% completed by the end of the first quarter. Revenue from new and emerging carrier products was 36% of revenue in the first quarter of fiscal 1999 compared to 26% of revenue for the comparable three-month period in fiscal 1998 but remained constant in dollars from period to period.

Gross margins for the first quarter of fiscal 1999 were 54% compared to 58% for the comparable three-month period in fiscal 1998. The decrease in gross profit margins was due primarily to the effect of charging the Company's fixed costs of manufacturing facilities for its DCMS product line against lower revenues in the first quarter of fiscal 1999 compared to the same period in fiscal 1998. Gross profit margins for the first quarter of fiscal 1999 also reflected the lower margins associated with significant hardware inventory costs of the enterprise network products contract which was nearly completed in the quarter.

Selling, general and administrative expenses for the first quarter were $3.2 million compared to $3.3 million for the same period in the prior year (which represents 48% and 38% of revenue respectively). The Company is not currently planning any significant decrease in selling, general and administrative expenses.

Research  and  development  expenses for the first  quarter  were  $360,000
compared  to $449,000 for the comparable three-month period in 1998.   This
represents approximately 5% of revenue for both comparable quarters.

Liquidity and Capital Resources

At September 30, 1998 the Company had $2.7 million in cash compared with $3.0 million in cash at June 30, 1998. Operating activities provided the Company with $353,000 for the three months ended September 30, 1998. During the same period the Company used $368,000 for investments in capitalized software and purchases of property and equipment, and $233,000 for payments on debt and capital lease obligations.

Accounts receivable, net of allowances for doubtful accounts, declined to $9.1 million at September 30, 1998 from $10.0 million at June 30, 1998. Accounts receivable includes billed accounts receivable, unbilled accounts receivable and an allowance for doubtful accounts. Billed accounts receivable declined to $7.3 million at September 30, 1998 from $8.8 million at June 30, 1998 reflecting a $1.6 million charge against the allowance for doubtful accounts for specific accounts where management deems collection is not probable. Billed accounts receivables, at September 30, 1998 included $3.6 million over 90 days compared with $5.2 million over 90 days at June 30, 1998. Unbilled accounts receivable decreased to $2.7 million at September 30, 1998 from $3.6 million at June 30, 1998. These receivables primarily represent contractual payment terms which may not be billed for up to twelve months. As a result of the specific charges taken in the first quarter of 1998, the Company's allowance for doubtful accounts decreased from $2.5 million at June 30, 1998 to $840,000 at September 30, 1998. The Company believes these reserves are adequate.

The Company has paid all debt outstanding under its loan agreements with Crestar Bank, the agreements have been terminated and all collateral securing the Company's obligations, released.

The Company has entered into an Accounts Receivable Purchase Agreement (the "Agreement") with Silicon Valley Bank (the "Bank"), enabling the Company to borrow up to $4 million through the Bank's discretionary purchases of accounts receivable. The Bank will pay up to 80% of the face amount of each receivable, with the balance of such face amount (less a finance charge equal to the Bank's prime rate from time to time plus 4% per annum, a fee of 0.625% of the face amount and certain costs and expenses of the Bank in administering the facility) payable to the Company following collection of the receivable. The receivables purchased by the bank must be collected within 90 days unless otherwise agreed by the Bank and the Company, must not be in dispute, and must conform to other eligibility requirements. The purchases are with full recourse against the Company, which has agreed to repurchase any non-conforming receivable subject to the Bank's ability to allow the substitution of conforming for non-conforming receivables. The Company's obligations under the Agreement are secured by a security interest in all of the Company's assets, subject to the Bank's agreement to subordinate its interest with respect to a note with a remaining unpaid balance, as of November 5, 1998, of $885,000, and to the Company's equipment. Advances made to the Company are repayable in full upon demand in the event of a default under the agreement, including a breach in any material respect of any representation or warranty as to the receivables purchased or the Company's insolvency. As of November 5, 1998, pursuant to the Agreement, the Bank had made advances aggregating $376,000 against receivables with a face amount of $476,000.

In addition, the Bank has issued on behalf of the Company to the Company's landlord a letter of credit in the amount of $400,000 to secure the Company's obligations under the terms of its office lease. The letter of credit is secured by a 30-day certificate of deposit with the Bank in the amount of $400,000.

The Company believes that existing cash balances, cash flow from operations, the availability of credit under its credit facility with Silicon Valley Bank and other potential sources of financing will be sufficient to support the Company's working capital requirements for at least the next twelve months. The Company's ability to generate sufficient cash flows for working capital is dependent on the Company's ability to increase sales and to receive from customers in a timely fashion adequate payments in connection with its contracts. There is no assurance that such sales or payment levels will be achieved. If cash flows from operations and advances available under its credit facility are insufficient to satisfy the Company's working capital requirements, the Company will be required to reduce expenses, raise additional funds through debt or equity financing or sales of assets and/or consider strategic alternatives. There can be no assurance that reductions in expenses would be achievable in a timely manner or, if achieved, that they would not have a material adverse effect on the Company's ability to generate revenues at the levels achieved to date. Further, there is no assurance that adequate additional funds will be available, in a timely manner or on terms favorable to the Company.

The Company's Chief Executive Officer has agreed that in the event that financing can not be obtained in a timely manner and that, at any time until September 28, 1999, the Company's working capital becomes inadequate to support the business at its then current level, he will make available working capital, through a loan guarantee or a loan, in the principal amount of up to $3.5 million (less any amounts raised after September 28, 1998 from financing activities or through the sale or pledge of assets). Such loan, if any, would bear interest at prime plus 2%, would be repayable out of the first funding available to the Company or upon a change of control, if any, and would be collateralized by assets of the Company.


Additional Factors Affecting Future Operating Results

ACE*COMM  provides  products  to  a  technology  driven  industry   sector.
Therefore, ACE*COMM's success is dependent in part upon factors beyond its control. This report contains forward-looking statements relating to the prospective operating results of the Company. The following are factors, in addition to those set forth in "--Liquidity and Capital Resources" and "- -Year 2000", which could affect ACE*COMM's future operating results. These factors are intended to serve as a cautionary statement to statements that may be made, either verbally or in writing, including those in any other forward-looking statements made by or on behalf of, the Company.

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

Year 2000

The Company develops and markets hardware and software products which (i) collect call record data for use in customer billing, customer care, network surveillance, alarm processing and network management and (ii) automate certain of such network operation and management functions. The Company's products are incorporated in systems used by post, telephone and telegraph companies, telephone and wireless carriers, and large enterprises. The Company's products must be able to process date-dependent data correctly. The Year 2000 problem refers to the limitations in the programming code of certain existing software programs which limit the ability of such programs to accurately produce or process date-sensitive information for the Year 2000 and beyond. In the case of the Company's products, unless the relevant software programs are modified prior to December 31, 1999, the supply by an end-user's system of inaccurate date-sensitive data (such as call records) or inaccuracies in the Company's software (including third party operating system software) could cause the Company's products to provide erroneous or inaccurate output data to its customers for billing, network management, etc. Certain of the Company's installed products are the subject of warranties or of maintenance contracts under which the Company agrees to modify products to accurately process date-sensitive information, including with dates around January 1, 2000.

The Company is in the process of completing an assessment of its current products (including component parts supplied by third parties) for Year 2000 compliance, using a testing program developed by the British Standards Institute. The assessment and any required modifications are being performed by in-house Company personnel. Based on such testing, the Company believes that products delivered after October 1, 1997 are Y2K compliant. The Company is in the process to notifying customers that older products may require modification to become Y2K compliant and is offering maintenance contracts to provide such modifications for a fee. Certain, but not all, customers have entered into such contracts.

The Company also has assessed what it believes to be its most critical internal software programs and operating systems, including its internal network, accounting software and telephone systems. The Company has tested or will be testing these systems within the next 12 months and has already replaced certain of its systems with new systems that are warranted to be compliant. Assuming that such systems operate as warranted, the Company does not expect that any further cost of modifying such software and systems to Year 2000 compliance would be material to its financial condition or results of operations. The Company has not completed an assessment of its non-information technology systems (e.g. elevators, HVAC).

The Company's business, financial condition and results of operations could be materially adversely affected by the Year 2000 problem if it or third parties fail to successfully address this issue. In particular, if customers fail to modify their systems such as to supply accurate data, their systems could be significantly disrupted and claims against the Company could result. These and other Y2K related problems encountered by the Company's strategic partners and customers could have a material adverse effect on the Company, through the impact of litigation or the loss of business. In addition, in the event that the Company's internal systems are not compliant, the Company could experience considerable delays in customer service, sales and collections and in compiling sales and financial information and performing other administrative functions. The Company may have to expend more resources than is currently anticipated to resolve Year 2000 issues and such expenditures could have a material adverse effect on the Company's results of operations and financial condition.



                        PART II:  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Number              Description

3.5  Articles  of Amendment and Articles Supplementary dated October    15,
          1996

10.20 Accounts Receivable Purchase Agreement between Silicon Valley Bank and the Registrant dated November 3, 1998.

10.21 Agreement between George T. Jimenez and the Registrant dated as of September 28, 1998.

27   Financial Data Schedule

(b)  Reports on Form 8-K

None.
                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ACE*COMM CORPORATION



DATE  November 16, 1998    By      /s/ George T. Jimenez
                                   ---------------------
                                   George T. Jimenez
                                   President and Chief Executive Officer

                                   /s/ Leslie Oleynik
                                   ---------------------
                                   Leslie Oleynik
                                   Controller
                                   (Principal Accounting Officer)