Form 10-Q
period 1998-12-31
ACE COMM CORP
filed 1999-02-22
CIK 1017526

    As filed with the Securities and Exchange Commission on February 22, 1999

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998.

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

                         Commission file number 0-21059

                              ACE*COMM CORPORATION
             (Exact name of registrant as specified in its charter)

           MARYLAND                                52-1283030
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

704 QUINCE ORCHARD ROAD, GAITHERSBURG, MD                  20878
      (Address of principal executive offices)             (Zip Code)

      301-721-3000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 17, 1999 8,873,332

                              ACE*COMM CORPORATION
                                      INDEX

Part I - Financial Information

Item 1.     Financial Statements

            Balance Sheets as of December 31, 1998
            (Unaudited) and June 30, 1998                                               3

            Statements of Operations (Unaudited) for the
            Three and Six Months Ended December 31, 1998 and 1997                       4

            Statements of Stockholders' Equity (Unaudited) for the
            Six Months Ended December 31, 1998 and 1997                                 5

            Statements of Cash Flows (Unaudited) for the
            Six Months Ended December 31, 1998 and 1997                                 6

            Notes to Financial Statements (Unaudited)                                   7

Item 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition                                          9


Part II - Other Information

Item 4.     Submission of Matters to a Vote of Security Holders                         14

Item 5.     Other Information                                                           14

Item 6.     Exhibits and Reports on Form 8-K                                            15


Signatures                                                                              16

                          PART I: FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                              ACE*COMM CORPORATION
                                 BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                        DECEMBER 31,                      JUNE 30,
                                                                            1998                            1998
                                                                       -------------                     ----------
                    ASSETS                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents                                               $  3,005                        $  2,956
  Accounts and note receivable, net                                          8,616                          10,810
  Inventories, net                                                           2,356                           3,232
  Prepaid expenses and other                                                   729                             666
                                                                          --------                        --------
     Total current assets                                                   14,706                          17,664
Property and equipment, net                                                  3,786                           4,069
Capitalized software development costs, net                                  2,509                           2,461
Note receivable                                                                  -                             310
Other assets                                                                    72                              89
                                                                          --------                        --------
     Total assets                                                         $ 21,073                        $ 24,593
                                                                          ========                        ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Borrowings                                                              $     44                        $  1,030
  Accounts payable                                                           1,407                           2,010
  Accrued expenses                                                             556                             739
  Accrued compensation                                                       1,467                           2,161
  Accrued contract costs                                                     3,278                           3,577
  Deferred revenue                                                           1,232                           2,169
                                                                          --------                        --------
     Total current liabilities                                               7,984                          11,686
  Noncurrent borrowings                                                         98                             122
                                                                          --------                        --------
     Total liabilities                                                       8,082                          11,808
                                                                          --------                        --------

Commitments and contingencies

Stockholders' equity:

  Preferred stock, $.01 par value, 5,000,000 shares authorized, 0
      shares issued and outstanding                                              -                               -
  Common stock, $.01 par value, 45,000,000 shares authorized,
      8,869,025 and 8,807,049 shares issued and outstanding                     89                              88
  Additional paid-in capital                                                19,860                          19,822
  (Accumulated deficit) retained earnings                                   (6,958)                         (7,125)
                                                                          --------                        --------
     Total stockholders' equity                                             12,991                          12,785
                                                                          --------                        --------

     Total liabilities and stockholders' equity                           $ 21,073                        $ 24,593
                                                                          ========                        ========

The accompanying notes are an integral part of these financial statements.

                             ACE*COMM CORPORATION
                           STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                                      DECEMBER 31,                           DECEMBER 31,
                                                           ----------------------------------       ------------------------------
                                                                1998                 1997               1998              1997
                                                           -------------        -------------       -------------    -------------
                                                            (UNAUDITED)          (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
 Revenue                                                     $  7,528             $  5,491           $ 14,250           $ 14,226
 Cost of revenue                                                4,276                4,598              7,359              8,282
                                                             --------             --------           --------           --------
 Gross profit                                                   3,252                  893              6,891              5,944
 Selling, general and administrative expense                    2,985                3,963              6,215              7,306
 Research and development expense                                 225                  503                585                951
                                                             --------             --------           --------           --------
 Income (loss) from operations                                     42               (3,573)                91             (2,313)
 Interest income                                                   50                   67                114                153
 Interest expense                                                  14                   30                 38                 64
                                                             --------             --------           --------           --------
 Income (loss) before income taxes                                 78               (3,536)               167             (2,224)
 Income tax provision (benefit)                                     -               (1,335)                 -               (823)
                                                             --------             --------           --------           --------
 Net income (loss)                                           $     78             $ (2,201)          $    167           $ (1,401)
                                                             ========             ========           ========           ========


 Basic net income (loss) per share                           $   0.01             $  (0.25)          $   0.02           $  (0.16)
                                                             ========             ========           ========           ========
 Diluted net income (loss) per share                         $   0.01             $  (0.25)          $   0.02           $  (0.16)
                                                             ========             ========           ========           ========

 Shares used in computing net income (loss) per share:

     Basic                                                      8,869                8,654              8,853              8,623
                                                             ========             ========           ========           ========
     Diluted                                                    8,903                8,654              8,898              8,623
                                                             ========             ========           ========           ========


The accompanying notes are an integral part of these financial statements

                              ACE*COMM CORPORATION
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                  PREFERRED STOCK                       COMMON STOCK
                                           -------------------------------    ----------------------------------
                                                      CLASS B

                                              SHARES          PAR VALUE           SHARES           PAR VALUE
                                           --------------    -------------    ---------------    ---------------
 Balance, June 30, 1997                               -      $          -            8,551         $       85

 Exercise of common stock options                     -                 -              257                  3
 Repurchase and retirement of
     common stock                                     -                 -               (1)                 -
Net loss for the year ended
     June 30, 1998                                    -                 -                -                  -
                                           --------------    -------------    ---------------    ---------------
Balance, June 30, 1998                                -                 -            8,807                 88
                                           --------------    -------------    ---------------    ---------------

 Exercise of common stock
     options                                          -                 -               62                  1
 Repurchase and retirement of
     common stock                                     -                 -                -                  -
Net income for the period
     ended December 31, 1998                          -                 -                -                  -
                                           --------------    -------------    ---------------    ---------------
Balance, December 31, 1998                            -      $          -            8,869         $       89
                                           ==============    =============    ===============    ===============

                                                                     (ACCUMULATED
                                               ADDITIONAL              DEFICIT)
                                                PAID-IN                RETAINED
                                                CAPITAL                EARNINGS                TOTAL
                                            -----------------    ----------------------    ---------------
 Balance, June 30, 1997                         $  19,530           $        2,094              $ 21,709

 Exercise of common stock options                     313                        -                   316
 Repurchase and retirement of
     common stock                                     (21)                       -                   (21)
Net loss for the year ended
     June 30, 1998                                      -                   (9,219)               (9,219)
                                            -----------------    ----------------------    ---------------
Balance, June 30, 1998                             19,822                   (7,125)               12,785
                                            -----------------    ----------------------    ---------------

 Exercise of common stock
     options                                           38                        -                    39
 Repurchase and retirement of
     common stock                                       -                        -                     -
Net income for the period
     ended December 31, 1998                            -                      167                   167
                                            -----------------    ----------------------    ---------------
Balance, December 31, 1998                      $  19,860           $       (6,958)             $ 12,991
                                            =================    ======================    ===============


The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            FOR THE SIX MONTHS ENDED
                                                                                                  DECEMBER 31,
                                                                                       1998                           1997
                                                                               -------------------            -------------------
                                                                                   (UNAUDITED)                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $   167                        $(1,401)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
  Depreciation and amortization                                                        920                            852
  Provision for doubtful accounts                                                      449                            340
  Provision for inventory obsolescence                                                   -                            334
Changes in operating assets and liabilities:
  Accounts and note receivable, net                                                  2,055                           (355)
  Inventories, net                                                                     876                           (263)
  Other assets                                                                         (46)                          (411)
  Accounts payable                                                                    (603)                        (1,230)
  Accrued expenses                                                                    (482)                          (216)
  Accrued compensation                                                                (694)                          (123)
  Deferred income taxes                                                                  -                           (863)
  Deferred revenue                                                                    (937)                           126
                                                                                   -------                        -------
Net cash provided by (used for) operating activities                                 1,705                         (3,210)
                                                                                   -------                        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                   (136)                        (1,166)
Additions to capitalized software development costs                                   (549)                          (655)
                                                                                   -------                        -------
Net cash used for investing activities                                                (685)                        (1,821)
                                                                                   -------                        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt                                                                      (989)                          (256)
Principal payments under capital lease obligation                                      (21)                           (19)
Exercise of common stock options                                                        39                            241
Repurchase and retirement of common stock                                                -                            (21)
                                                                                   -------                        -------
Net cash used for financing activities                                                (971)                           (55)
                                                                                   -------                        -------
Net increase (decrease) in cash and cash equivalents                                    49                         (5,086)
Cash and cash equivalents at beginning of period                                     2,956                          7,920
                                                                                   =======                        =======
Cash and cash equivalents at end of period                                         $ 3,005                        $ 2,834
                                                                                   =======                        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for :
       Interest                                                                    $    45                        $    64

       Income taxes                                                                $     -                        $    39

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

            The Company recently reported in a Report on Form 8-K dated January 26, 1999, as amended on Form 8-K/A, the resignation of independent accountants. The Company has not yet selected a successor firm.

USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

RECLASSIFICATIONS

        Certain prior year information has been reclassified to conform to current year presentation.

NOTE 2 - ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable consist of the following (in thousands):


                                                               DECEMBER 31,                         JUNE 30,
                                                                   1998                               1998
                                                       ----------------------------       ----------------------------
Billed                                                  $                 7,539              $               8,829
Unbilled                                                                  1,671                              3,621
Allowance for doubtful accounts                                          (1,329)                            (2,465)
                                                       ----------------------------       ----------------------------
                                                        $                 7,881              $               9,985
                                                       ============================       ============================

Unbilled receivables include items on contracts in progress which have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. The Company made a provision for doubtful accounts of $0.4 million and $0.4 million for the six months ended December 31, 1998 and 1997, respectively, and $2.5 million for the year end June 30, 1998. The Company made approximately $1.6 million (net) in charge-offs during the six months ended December 31, 1998.

Note Receivable:

                                                               DECEMBER 31,                         JUNE 30,
                                                                   1998                               1998
                                                       ----------------------------       ----------------------------
Note receivable                                        $                    735             $                1,135
Less:  current portion                                                     (735)                              (825)
                                                       ----------------------------       ----------------------------
Noncurrent portion                                     $                      -             $                  310
                                                       ============================       ============================

NOTE 3 - EARNINGS PER SHARE

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

            The following is a reconciliation of the numerators and denominators of basic net (loss) income per common share ("basic EPS") and diluted net (loss) income per common share ("diluted EPS"):

                                                                FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                                       DECEMBER 31,                          DECEMBER 31,
                                                              -----------------------------         -----------------------------
                                                                 1998               1997               1998               1997
                                                              ----------         ----------         ----------         ----------
BASIC EPS:
Net income available to common                                 $    78             $(2,201)         $   167              $(1,401)
                                                               -------             -------          -------              -------
Shares (denominator):
     Weighted average common shares                              8,869               8,654            8,853                8,623
                                                               =======             =======          =======              =======

Basic EPS                                                      $  0.01             $ (0.25)         $  0.02              $ (0.16)
                                                               =======             =======          =======              =======

DILUTED EPS:
Net income available to common                                 $    78             $(2,201)         $   167              $(1,401)
                                                               -------             -------          -------              -------
Shares (denominator):
     Weighted average common shares                              8,869               8,654            8,853                8,623
     Stock options                                                  34                   -               45                    -
                                                               -------             -------          -------              -------
     Total weighted shares and equivalents                       8,903               8,654            8,898                8,623
                                                               =======             =======          =======              =======
Diluted EPS                                                    $  0.01             $ (0.25)         $  0.02              $ (0.16)
                                                               =======             =======          =======              =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            The Company sells products to telecommunications carriers and enterprises, both through direct channels and through strategic alliance partners, for delivery to end users in the United States and internationally. Since June 1994 the Company, consistent with its strategic emphasis, has derived significant revenue from sales of its data collection, surveillance, alarm, and traffic reporting products to traditional carriers. The balance of the Company's revenue is derived from the sales of products and software licenses to new and emerging carriers and to enterprise customers, including agencies of the U.S. Government.

            This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Additional Factors Affecting Future Operating Results," and in "Selected Financial Data--Selected Quarterly Information" contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

RESULTS OF OPERATIONS

            Revenues for the three-month period ended December 31, 1998 ("second quarter") were $7.5 million compared to $5.5 million for the comparable three-month period in fiscal 1998. Revenues were higher in the current quarter compared to the second quarter in fiscal 1998, primarily as a result of sales of the Company's new and follow-on sales of products and services to U.S. new and emerging carrier customers.

            Revenue from traditional carrier network products increased slightly from $3.4 million to $3.6 million from the second quarter of fiscal 1998 to the second quarter of fiscal 1999, respectively. However, such revenues decreased from 61% of total revenue in the second quarter of fiscal 1998 to 48% of total revenue in the second quarter of fiscal 1999, reflecting substantially higher total revenue for the second quarter of fiscal 1999 versus the second quarter of fiscal 1998. Revenue from new and emerging carrier products during the second quarter increased to 40% of revenue compared to 17% of revenue for the comparable three-month period in fiscal 1998, primarily as a result of new sales of the Company's N*VISION product and follow-on sales of other products and services to existing U.S. new and emerging carrier customers. This represents an increase from approximately $0.9 million in the second fiscal quarter of 1998 to over $3.0 million for the second fiscal quarter of fiscal 1999. Revenues from enterprise network products decreased from 22% of total revenue in the second quarter of fiscal 1998 to 12% of revenue in the second quarter of fiscal 1999, or $1.2 million to $0.9 million, respectively, reflecting lower sales of the Company's NetPlus(R) product.

            Revenues for the six-month period ended December 31, 1998 were $14.3 million compared to $14.2 million for the six-month period in fiscal 1998. Athough revenues remained relatively constant period to period, the Company experienced a change in mix for its sales, with software, integration, services and consulting increasing in importance as a percentage of total sales in fiscal 1999, compared to fiscal 1998.

            Revenue from traditional carrier network products decreased from $8.3 million to $5.3 million from the first six months of fiscal 1998 to the first six months of fiscal 1999, respectively, representing a decrease from 58% of total revenue in the first six months of fiscal 1998 to 37% of total revenue in the first six months of fiscal 1999. Revenue from new and emerging carrier products during the first six months increased to 38% of revenue compared to 22% of revenue for the comparable six-month period in fiscal 1998, primarily as a result of new sales of the Company's N*VISION product and follow-on sales of other products and services to existing U.S. new and emerging carrier customers. This represents an increase from approximately $3.2 million in the first six months of 1998 to over $5.5 million for the first six months of fiscal 1999. Revenues from enterprise network products increased from 20% of total revenue in the first six months of fiscal 1998 to 24% of revenue in the first six months of fiscal 1999, or $2.8 million to $3.5 million, respectively.

            Gross margins for the second quarter and first six months of fiscal 1999 were 43% and 48%, respectively, compared to 16% and 42% for the comparable three- and six-month periods of fiscal 1998. The increase in gross profit margins was due primarily to higher margins associated with significant software-based revenues and the higher revenues for the quarter offsetting the existing fixed costs of manufacturing facilities for its DCMS product line.

            Selling, general and administrative (SG&A) expenses for the second quarter were $3.0 million compared to $4.0 million for the same period in the prior year (which represents 40% and 72% of revenue respectively). The SG&A expenses include a provision for doubtful accounts, totaling $0.4 million in the second fiscal quarter of 1999 and $0.3 million in the second fiscal quarter of 1998. SG&A expenses for the first six months of fiscal 1999 were $6.2 million compared to $7.3 million for the same period in the prior year (which represents 44% and 51% of revenue respectively). The SG&A expenses include a provision for doubtful accounts, totaling $0.4 million in the first six months of fiscal 1999 and $0.3 million in the first six months of fiscal 1998. The decrease in SG&A expenses for both the three- and six-month periods of fiscal 1999 compared to fiscal 1998 is primarily attributable to an overall decrease in employment costs resulting from headcount reduction and other cost initiatives which commenced in 1998.

            Research and development (R&D) expenses for the second quarter were $0.2 million compared to $0.5 million for the comparable three-month period in fiscal 1998. This represents approximately 3% of revenue for the second quarter and 9% for the comparable period last year. The decrease in expenses is primarily attributable to a high level of R&D personnel working on revenue projects and a greater quantity of funded research and development projects.

            R&D expenses for the first six months of fiscal 1999 were $0.6 million compared to $1.0 million for the comparable six-month period in fiscal 1998, representing approximately 4% and 7% of revenue respectively. The decrease in expenses is primarily attributable to a decrease in Company-sponsored R&D.

LIQUIDITY AND CAPITAL RESOURCES

            At December 31, 1998 the Company had $3.0 million in cash compared with $3.0 million in cash at June 30, 1998. Operating activities provided the Company with $1.7 million for the six-months ended December 31, 1998, primarily by reducing receivables and inventory. During the same period the Company used $0.7 million for investments in capitalized software and purchases of property and equipment, and $1.0 million for payments on bank debt and capital lease obligations. During the comparable period of fiscal 1998, the Company operating activities used $3.2 million. In addition, the Company invested $1.8 million in capitalized software and purchases of property and equipment. The Company made a $0.3 million payment on debt which was largely offset by the exercise of options ($0.2 million). Cash decreased by about $5.1 million during the fiscal 1998 period.

            Accounts receivable, (unbilled and billed), net of reserves for doubtful accounts, declined to $7.9 million at December 31, 1998 from $9.1 million at September 30, 1998, and from $10.0 million at June 30, 1998. The level of accounts receivable at December 31, 1998 reflects aggressive collections and charge-offs and a $0.4 million increase in the provision for doubtful accounts over the six-month period. Unbilled accounts receivable have decreased substantially from June 30, 1998. As of December 31, 1998 the unbilled was $1.7 million, compared to $2.7 as of September 30, 1998, and $3.6 million as of June 30, 1998. The billed accounts receivable was $7.5 million as of December 31, 1998, compared with $7.3 million as of September 30, 1998, and $8.8 million at June 30, 1998. The increase in billed accounts receivable from September 30, 1998 is primarily the result of billing unbilled accounts, and the additional revenue in the fiscal 1999 second quarter that has turned into receivables. Billed accounts receivable over 90 days has decreased to $3.2 million as of December 31, 1998, compared to $3.6 million as of September 30, 1998, and $5.2 million as of June 30, 1998. For the six month period ending December 31, 1998, the Company has charged off about $1.6 million in receivables (net of recoveries). As of December 31, 1998, the Company maintained a $1.3 million reserves for doubtful accounts, down from the $2.5 million at June 30, 1998 reflecting the steady decline of accounts receivables (especially items over 90 days).

            The Company has entered into an Accounts Receivable Purchase Agreement (the "Agreement") with Silicon Valley Bank (the "Bank"), enabling the Company to borrow up to $4 million through the Bank's discretionary purchases of accounts receivable. The Bank will pay up to 80% of the face amount of each receivable, with the balance of such face amount (less a finance charge equal to the Bank's prime rate from time to time plus 4% per annum, a fee of 0.625% of the face amount and certain costs and expenses of the Bank in administering the facility) payable to the Company following collection of the receivable. The receivables purchased by the Bank must be collected within 90 days unless otherwise agreed by the Bank and the Company, must not be in dispute, and must conform to other eligibility requirements. The purchases are with full recourse against the Company, which has agreed to repurchase any non-conforming receivable subject to the Bank's ability to allow the substitution of conforming for non-conforming receivables. The Company's obligations under the Agreement are secured by a security interest in all of the Company's assets. Advances made to the Company are repayable in full upon demand in the event of default under the Agreement, including a breach in any material respect of any representation or warranty as to the receivables purchased or the Company's insolvency. As of December 31, 1998 and the date of this filing, there were no outstanding borrowings.

            The Bank has issued on behalf of the Company to the Company's landlord, a letter of credit in the amount of $0.4 million to secure the Company's obligations under the terms of its office lease. The Company also has two work guarantee letters of credit outstanding, one in the amount of $0.4 million expires March 31, 1999, and second in the amount of $25,000, expires October 31, 1999. The Bank may secure (at its option) these letters of credit with cash, CD's, or accounts receivable at its discretion. As of December 31, 1998, the letters of credit were not secured. The letters of credit are currently fully secured by 30 day CD's.

            The Company believes that existing cash balances, cash flows from operations, the availability of credit under its credit facility with Silicon Valley Bank and other potential sources of financing will be sufficient to support the Company's working capital requirements for at least the next twelve months. The Company's ability to generate sufficient cash flows for working capital is dependent on the Company's ability to increase sales and to receive from customers, in a timely fashion, adequate payments in connection with its contracts. There is no assurance that such sales or payment levels will be achieved. If cash flows from operations and advances available under its credit facility are insufficient to satisfy the Company's working capital requirements, the Company will be required to reduce expenses, raise additional funds through debt or equity financing or sales of assets and/or consider strategic alternatives. There can be no assurance that reductions in expenses would be achievable in a timely manner or, if achieved, that they would not have a material adverse effect on the Company's ability to generate revenues at the levels achieved to date. Further, there is no assurance that adequate additional funds will be available, in a timely manner or on terms favorable to the Company.

            The Company's Chief Executive Officer has agreed in the event financing can not be obtained in a timely manner and that, at any time until September 28, 1999, the Company's working capital becomes inadequate to support the business at its then current level, he will make available working capital, through a loan guarantee or a loan, in the principal amount of up to $3.5 million (less any amounts raised after September 28, 1998 from financing activities or through the sale or pledge of assets including borrowings under the Agreement with Silicon Vally Bank). Such loan, if any, would bear interest at prime plus 2%, would be repayable out of the first funding available to the Company or upon a change of control, if any, and would be collateralized by assets of the Company.

ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS

            ACE*COMM provides products to a technology driven industry sector. Therefore, ACE*COMM's success is dependent in part upon factors beyond its control. This report contains forward-looking statements relating to the prospective operating results of the Company. The following are factors, in addition to those set forth in "Liquidity and Capital Resources" and "Year 2000", which could affect ACE*COMM's future operating results. These factors are intended to serve as a cautionary statement to statements that may be made, either verbally or in writing, including those in any other forward-looking statements made by or on behalf of, the Company.

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

            Sales to traditional carriers have provided and are expected to continue to provide substantial revenue. The Company's business is dependent upon the continued growth of the telecommunications industry, in the United States and internationally, on the continued convergence of the Company's network technology to receive widespread market acceptance of voice and data networks and on the evolution and widespread adoption of emerging network technologies. Any decline in the growth of the industry, the failure of these markets to converge or the failure of these network technologies to evolve or achieve widespread market acceptance could have a material adverse effect on the Company.

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

            The Company's growth has placed significant demands on the Company's administrative, operational and financial personnel and systems. Additional expansion by the Company will further strain the Company's management, financial, and other resources. There can be no assurance that the Company's systems, procedures, controls, and existing space will be adequate to support continued growth of the Company's operation. If the Company is unable to respond to and manage the demands placed on its personnel, systems, and operations, the quality of its products and services and its results of operations could be materially adversely impacted.

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

            The Company derived approximately $5.4 million, or 38% of its total revenues, from customers outside of the United States during the first six months of 1999. The Company anticipates that a significant amount of future revenues will be derived from sales to end users in Asia, Europe and other areas of the world. These revenues may be adversely affected by the changing economic conditions in foreign countries, which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

            The Company is in the process of completing an assessment of its current products (including component parts supplied by third parties) for Year 2000 compliance, using the definition of Year 2000 conformity requirements developed by the British Standards Institute. The assessment and any required modifications are being performed by in-house personnel. Based on such testing, the Company believes that products delivered after October 1998 are Year 2000 compliant. The Company has notified customers that older products may require modification to become Year 2000 compliant and is offering maintenance contracts to provide such modifications for a fee. Customers who have elected not to purchase an extended maintenance contract and want the Company product to be Y2K compliant must procure the Year 2000 upgrade for a fee. Most, but not all, customers have entered into such contracts.

            The Company is in the process of completing a thorough assessment of the risks and costs associated with the Year 2000 issue on internal hardware and software. The Company has established a program wherein systems will be assessed as to Year 2000 compliance. This assessment includes identifying areas of non-compliance, plans to address known exposures, implementation of any systems changes, validation of Year 2000 compliance and contingencies to mitigate unknown risk. The Company has targeted Year 2000 exposures to be identified and addressed no later than June, 1999. Attention and priority is focused on those systems considered critical to the ongoing operations, requiring integration with other compliant systems and with longer lead-time anticipated to remediate. The Company has not completed an assessment of its non-information technology systems (e.g. elevators, HVAC).

            The cost of addressing the Company's Year 2000 issues has not been fully quantified, as assessment of Year 2000 compliance has not been completed. However, management is not aware of any Year 2000 compliance exposures which would preclude ongoing operations during the next twelve months or which would result in material short-term cash requirements. There can be no assurance that there will not be a delay in, or increased costs associated with, the potential impact of these complications on the Company's financial condition and results of operations.

            The Company's business, financial condition and results of operations could be materially adversely affected by the Year 2000 problem if it or third parties fail to successfully address this issue. In particular, if customers fail to modify their systems such as to supply accurate data, their systems could be significantly disrupted and claims against the Company could result. In addition, if customers fail to purchase Y2K upgrades or mainstream contracts, or if the Company's upgrades or modifications are inadequate. The Company may experience significant liability, which could have a material adverse effect on the Company. These and other Year 2000 related problems which may be encountered by the Company's strategic partners and customers could have a material adverse effect on the Company, through the impact of litigation or the loss of business. In addition, in the event that the Company's internal systems are not compliant, the Company could experience considerable delays in customer service, sales and collections and in compiling sales and financial information and performing other administrative functions. The Company may have to expend more resources than is currently anticipated to resolve Year 2000 issues and such expenditures could have a material adverse effect on the Company's results of operations and financial condition.

                           PART II: OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On November 17, 1998, the Registrant held its 1998 Annual Meeting of Stockholders (the "1998 Annual Meeting"). At the 1998 Annual Meeting, the following directors were elected as a Class II and Class III director, respectively, to serve until the 2001 and 1999 Annual Meeting of Stockholders, respectively, until their successor is duly elected and qualifies:

            Paul G. Casner, Jr.   Votes For: 6,960,496    Votes Withheld: 55,215
            William R. Newlin     Votes For: 6,960,496    Votes Withheld: 55,215

            In addition to the Class II and Class III directors enumerated above, as of the close of the 1998 Annual Meeting, the Company's Board of Directors consisted of Gilbert A. Wetzel, a Class I director whose term expires at the 2000 Annual Meeting of Stockholders and George T. Jimenez, a Class III director whose term expires at the 1999 Annual Meeting of Stockholders.

            At the 1998 Annual Meeting, the stockholders also took the following actions:

                        (i) to approve the proposal to adopt the ACE*COMM Qualified Employee Stock Purchase Plan.

                                    Votes For:              6,929,934
                                    Votes Against:             76,877
                                    Abstain:                    8,900

                        (ii) to approve the proposal to ratify the
                             appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending June 30, 1999.

                                    Votes For:              6,899,306
                                    Votes Against:            112,700
                                    Abstain:                    3,705

ITEM 5.  OTHER INFORMATION

            In connection with the previously reported resignation of its independent accountants the Company reported that it had engaged a "big five" accounting firm to assist the Company by reviewing its accounting policies and practices and their application in the financial statements for the quarter ended December 31, 1998. The accounting firm, Ernst & Young LLP ("E&Y"), thereafter recommended, and the Company concurred, that the scope of the Company's review of certain accounting matters be more comprehensive and extended. The Audit Committee of the Board of Directors has requested this more comprehensive review of the financial statements for the Company's first and second fiscal quarters to be able to report back to the Board on the accuracy and reliability of the Company's financial statement reporting and disclosure processes, and respond to actions being taken to address the issues raised in the draft management letter provided by its former independent accountants and described in the Company's previously filed Report on Form 8-K. This review, which is being done through counsel to the Company, will replace the agreed-upon procedures engagement which had been previously reported.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Number                              Description

27        Financial Data Schedule

(b) Reports on Form 8-K and 8-K/A

A Report on Form 8-K was filed on January 26, 1999 and amended on February 2, 1999, pursuant to a Report on Form 8K/A with respect to Item 5 changes in Registrant's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ACE*COMM CORPORATION

DATE  February 22, 1999        By       /s/
                                        --------------------
                                        George T. Jimenez
                                        President and Chief Executive Officer

                                        /s/
                                        --------------------
                                        James K. Eckler
                                        Executive Vice President - Finance
                                          and Administration
                                        (Principal Accounting Officer)