Form 10-Q
period 1999-03-31
ACE COMM CORP
filed 1999-05-17
CIK 1017526

      As filed with the Securities and Exchange Commission on May 17, 1999

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999.

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

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 31, 1999      8,873,332

                              ACE*COMM CORPORATION
                                      INDEX

Part I - Financial Information

Item 1.  Financial Statements

         Balance Sheets as of March 31, 1999
         (Unaudited) and June 30, 1998                                 3

         Statements of Operations (Unaudited) for the
         three and nine months ended March 31, 1999 and 1998           4

         Statements of Stockholders' Equity (Deficit) for the
         nine months ended March 31, 1999 (Unaudited)
         and year ended June 30, 1998                                  5

         Statements of Cash Flows (Unaudited) for the
         nine months ended March 31, 1999 and 1998                     6

         Notes to Financial Statements (Unaudited)                     7

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                            9

Part II - Other Information

Item 5.   Other Information                                            13

Item 6.  Exhibits and Reports on Form 8-K                              14


Signatures                                                             14

                          PART I: FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                              ACE*COMM CORPORATION
                                 BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                          MARCH 31,                JUNE 30,
                                                                            1999                    1998
                                                                     -----------------        ----------------
                    ASSETS                                             (UNAUDITED)

Current assets:

  Cash and cash equivalents                                          $      3,134             $      2,956
  Accounts receivable, net                                                  7,076                    9,985
  Inventories, net                                                          2,090                    3,232
  Note receivable                                                             535                      825
  Prepaid expenses and other                                                  526                      666
                                                                     -----------------        ----------------
     Total current assets                                                  13,361                   17,664
Property and equipment, net                                                 3,875                    4,069
Capitalized software development costs, net                                 2,142                    2,461
Note receivable                                                                 -                      310
Other assets                                                                   72                       89
                                                                     -----------------        ----------------
     Total assets                                                    $      19,450            $     24,593
                                                                     =================        ================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Borrowings                                                         $         45             $      1,030
  Accounts payable                                                          1,129                    2,010
  Accrued expenses                                                            585                      739
  Accrued compensation                                                      1,740                    2,161
  Accrued contract costs                                                    1,677                    3,577
  Deferred revenue                                                          1,176                    2,169
                                                                     -----------------        ----------------
     Total current liabilities                                              6,352                   11,686
  Noncurrent borrowings                                                        87                      122
                                                                     -----------------        ----------------
     Total liabilities                                                      6,439                   11,808
                                                                     -----------------        ----------------

Commitments and contingencies

Stockholders' equity:

  Preferred stock, $.01 par value, 5,000,000 shares authorized, 0
      shares issued and outstanding                                             -                        -
  Common stock, $.01 par value, 45,000,000 shares authorized,
      8,873,332 and 8,807,049 shares issued and outstanding                    89                       88
  Additional paid-in capital                                               19,887                   19,822
  Accumulated deficit                                                      (6,965)                  (7,125)
                                                                     -----------------        ----------------
     Total stockholders' equity                                            13,011                   12,785
                                                                     -----------------        ----------------

     Total liabilities and stockholders' equity                      $     19,450             $     24,593
                                                                     =================        ================

   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                          MARCH 31,                             MARCH 31,
                                             ------------------------------------   ----------------------------------
                                                   1999               1998               1999               1998
                                             -----------------  -----------------   ----------------   ---------------
                                               (UNAUDITED)        (UNAUDITED)         (UNAUDITED)       (UNAUDITED)


Revenue                                      $       7,254      $       4,560       $      21,505      $      18,787
Cost of revenue                                      3,082              2,380              10,441             10,662
                                             -----------------  -----------------   ----------------   ---------------

Gross profit                                         4,172              2,180              11,064              8,125

Selling, general and administrative expense          3,786              5,437              10,001             12,744
Research and development expense                       429                804               1,014              1,755
                                             -----------------  -----------------   ----------------   ---------------
(Loss) income from operations                          (43)            (4,061)                 49             (6,374)
Interest income                                        (39)               (56)               (153)              (209)
Interest expense                                         3                 27                  42                 91
                                             -----------------  -----------------   ----------------   ---------------
(Loss) income before income taxes                       (7)            (4,032)                160             (6,256)
Income tax provision                                     -                823                   -                  -
                                             -----------------  -----------------   ----------------   ---------------
Net (loss) income                            $          (7)     $      (4,855)      $         160     $       (6,256)
                                             =================  =================   ================   ===============


Basic net income (loss) per share            $        0.00      $       (0.55)      $        0.02     $        (0.72)
                                             =================  =================   ================   ===============

Diluted net income (loss) per share          $        0.00      $       (0.55)      $        0.02     $        (0.72)
                                             =================  =================   ================   ===============

Shares used in computing net income (loss) per share:

    Basic                                            8,872              8,783               8,859              8,675
                                             =================  =================   ================   ===============
    Diluted                                          8,872              8,783               8,996              8,675
                                             =================  =================   ================   ===============



    The accompanying notes are an integral part of these financial statements

                              ACE*COMM CORPORATION
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                   PREFERRED STOCK             COMMON STOCK
                               ------------------------  -------------------------                    (ACCUMULATED
                                       CLASS B                                        ADDITIONAL        DEFICIT)
                                                                                       PAID-IN          RETAINED
                                 SHARES     PAR VALUE      SHARES      PAR VALUE       CAPITAL          EARNINGS          TOTAL
                               -----------  -----------  -----------  ------------  --------------  -----------------  ------------
 Balance, June 30, 1997                -    $       -        8,550    $      85      $  19,530      $      2,094       $   21,709

 Exercise of common stock
     options                           -            -          258            3            313                 -              316
 Repurchase and retirement of
     common stock                      -            -           (1)           -            (21)                -              (21)
Net loss for the year ended
     June 30, 1998                     -            -            -            -              -            (9,219)          (9,219)
                               -----------  -----------  -----------  ------------  --------------  -----------------  ------------
Balance, June 30, 1998                 -            -        8,807           88         19,822            (7,125)          12,785
                               -----------  -----------  -----------  ------------  --------------  -----------------  ------------

 Exercise of common stock
     options                           -            -           66            1             65                 -               66
Net income for the period
     ended March 31, 1999              -            -            -            -              -               160              160
                               -----------  -----------  -----------  ------------  --------------  -----------------  ------------
Balance, March 31, 1999                -    $       -        8,873    $      89      $  19,887      $     (6,965)      $   13,011
                               ===========  ===========  ===========  ============  ==============  =================  ============

   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                               FOR THE NINE MONTHS ENDED
                                                                                       MARCH 31,
                                                                             1999                     1998
                                                                        ----------------        -----------------
                                                                           (UNAUDITED)             (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                       $           160       $         (6,256)
Adjustments to reconcile net income (loss) to net cash provided by
(used for) operating activities:

  Depreciation and amortization                                                   1,607                  1,316
  Provision for doubtful accounts                                                   754                  1,340
  Provision for inventory obsolescence                                                -                    334
Changes in operating assets and liabilities:

  Accounts  receivable                                                            2,155                  2,079
  Inventories                                                                     1,142                     71
  Note receivable                                                                   600                 (1,585)
  Prepaid expenses and other assets                                                 152                   (368)
  Accounts payable                                                                 (881)                (1,622)
  Accrued expenses and contract costs                                            (2,054)                   459
  Accrued compensation                                                             (421)                   469
  Deferred income taxes                                                               -                    (55)
  Deferred revenue                                                                 (993)                   253
                                                                        ----------------        -----------------
Net cash provided by (used for) operating activities                              2,221                 (3,565)
                                                                        ----------------        -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                                (473)                (1,369)
Additions to capitalized software development costs                                (616)                  (897)
                                                                        ----------------        -----------------
Net cash used for investing activities                                           (1,089)                (2,266)
                                                                        ----------------        -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on debt                                                                   (985)                  (373)
Principal payments under capital lease obligation                                   (35)                   (28)
Exercise of common stock options                                                     66                    314
Repurchase and retirement of common stock                                             -                    (21)
                                                                        ----------------        -----------------
Net cash used for financing activities                                             (954)                  (108)
                                                                        ----------------        -----------------
Net increase (decrease) in cash and cash equivalents                                178                 (5,939)
Cash and cash equivalents at beginning of period                                  2,956                  7,920
                                                                        ================        =================
Cash and cash equivalents at end of period                              $         3,134       $          1,981
                                                                        ================        =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
       Interest                                                         $            42       $             91

       Income taxes                                                     $             -       $             39

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

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

                                                       MARCH 31,                JUNE 30,
                                                         1999                     1998
                                                  --------------------     --------------------

Billed                                             $           5,869       $            8,829
Unbilled                                                       2,197                    3,621
Allowance for doubtful accounts                                 (990)                  (2,465)
                                                  --------------------     --------------------
                                                   $           7,076       $            9,985
                                                  ====================     ====================

Unbilled receivables include amounts on contracts in progress which have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. The Company made a provision for doubtful accounts of $0.8 million and $1.3 million for the nine months ended March 31, 1999 and 1998, respectively, and $2.5 million for the year ended June 30, 1998. The Company made approximately $2.2 million in charge-offs (net of recoveries) during the nine months ending March 31, 1999.

NOTE 3 - EARNINGS PER SHARE

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         The following is a reconciliation of the numerators and denominators of basic net (loss) income per common share ("basic EPS") and diluted net (loss) income per common share ("diluted EPS"):

                                                       FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                               MARCH 31,                             MARCH 31,
                                                   -----------------------------------   ----------------------------------
                                                        1999               1998               1999              1998
                                                   ----------------   ----------------   ----------------  ----------------
BASIC EPS:
  Income (numerator)

    Net (loss) income
stockholders (numerator):                          $          (7)     $      (4,855)     $         160     $      (6,256)
                                                   ----------------   ----------------   ----------------  ----------------

Shares (denominator):
    Weighted average common shares                         8,872              8,783              8,859             8,675
                                                   ================   ================   ================  ================


Basic EPS                                          $        0.00      $       (0.55)     $        0.02     $       (0.72)
                                                   ================   ================   ================  ================

DILUTED EPS:
Net (loss) income (numerator):                     $          (7)     $      (4,855)     $         160     $      (6,256)
                                                   ----------------   ----------------   ----------------  ----------------

Shares (denominator):
     Weighted average common shares                        8,872              8,783              8,859             8,675
     Diluted effect of stock options                           -                  -                137                 -
                                                   ================   ================   ================  ================
     Total weighted shares and equivalents                 8,872              8,783              8,996             8,675
                                                   ================   ================   ================  ================


Diluted EPS                                        $        0.00      $       (0.55)     $        0.02     $       (0.72)
                                                   ================   ================   ================  ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The Company sells products and services to telecommunications carriers and enterprises, both through direct channels and through strategic alliance partners, for delivery to end users in the United States and internationally. Since June 1994 the Company, consistent with its strategic emphasis, has derived significant revenue from sales of its data collection, surveillance, alarm, and traffic reporting products to traditional carriers. The balance of the Company's revenue is derived from the sales of products and services to new and emerging carriers and to enterprise customers, including agencies of the U.S. Government.

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

RESULTS OF OPERATIONS

         Revenues for the three-month period ended March 31, 1999 ("third quarter") were $7.3 million compared to $4.6 million for the comparable three-month period in fiscal 1998. Revenues were higher in the current quarter primarily as a result of new and follow-on sales of products and services to U.S. new and emerging carrier customers and stronger growth from the sale of products and services to Enterprise (primarily government) clients.

         Revenue from traditional carrier network products increased 17% from $1.9 million to $2.3 million from the third quarter of fiscal 1998 to the third quarter of fiscal 1999,respectively. However, such revenue decreased from 41% of total revenue in the third quarter of fiscal 1998 to 31% of total revenue in the third quarter of 1999. Revenue from new and emerging carriers products and services during the third quarter increased to 44% of revenue compared to 38% of revenue in the comparable three-month period in fiscal 1998, primarily as a result of sales to existing U.S. new and emerging carrier customers. This represents an increase from $1.7 million in the third quarter of fiscal 1998 to over $3.2 million in the third quarter of fiscal 1999. Revenues from enterprise network products increased from 22% of total revenue in the third quarter of 1998, to 25% of revenue in third quarter of fiscal 1999, or $1.0 million to $1.8 million, reflecting stronger demand from the government sector.

         Revenues for the nine-month period ended March 31, 1999 were $21.5 million compared to $18.8 million for the comparable nine-month period in fiscal 1998. This growth in sales came about while the company experienced a change in sales mix. Software, integration, consulting and outsourcing services increased in importance as a percentage of total sales in fiscal 1999, compared to fiscal 1998.

         Revenue from traditional carrier network products decreased from $10.1 million to $7.5 million from the first nine months of fiscal 1998 to the first nine months of fiscal 1999, representing a decrease from 54% of total revenue in the first nine-months of fiscal 1998 to 35% of total revenue in the first nine-months of fiscal 1999. Revenue from new and emerging carrier products and services during the first nine-months increased to 40% of total revenue compared to 26% of revenue for the comparable nine-month period in fiscal 1998, primarily as a result of new sales of the Company's N*VISION product and follow-on sales of products, software, services, and consulting to the existing U.S. new and emerging carrier customers. This represents an increase from $4.9 million in the first nine-months of fiscal 1998 compared to almost $8.7 million for the first nine-months of fiscal 1999. Revenues from enterprise network products increased from 20% of total revenue for the first nine-months of fiscal 1998 to 25% of revenue for the first nine-months of fiscal 1999, or $3.8 million to $5.3 million, respectively, reflecting stronger demand from the government sector.

         Gross margins for the third quarter and the first nine-months of fiscal 1999 were 58% and 51%, respectively, compared to 48% and 43% for the third quarter and the first nine-months of 1998. The improvement in gross margin is due to a change in the mix of revenue, with less hardware and more software and services sales, compared to the similar period in fiscal 1998.

         Selling, general and administrative (SG&A) expenses for the third quarter were $3.8 million compared to $5.4 million for the same period in the prior year (which represents 52% and 119% of revenue respectively). The SG&A expenses include a provision for doubtful accounts, totaling $0.3 million in the third quarter of fiscal 1999, and $0.8 million for the nine-month period of fiscal 1999. SG&A expenses for the first nine-months of fiscal 1999 were $10.0 million compared to $12.7 million for the same period in the prior year (which represents 47% and 68% of revenues respectively). The decrease in SG&A expenses for both the three- and nine-month periods in fiscal 1999 compared to fiscal 1998 is primarily attributable to a decrease in the provision for doubtful accounts and an overall decrease in employment costs resulting from staff reduction and other cost initiatives which commenced in 1998. This decrease was partially offset legal, accounting and financial consulting fees of approximately $400,000 in the third quarter of fiscal year 1999. For the same period in fiscal 1998, the Company incurred approximately $146,000 in legal, accounting and financial consulting fees.

         Research and development (R&D) expenses for the third quarter were $0.4 million compared to $0.8 million for the comparable three-month period in fiscal 1998 (which represents 6% and 18% of revenue respectively). R&D expenses for the first nine months of fiscal 1999 were $1.0 million compared to $1.8 million for the comparable nine-month period in fiscal 1998(which represents 5% and 9% of revenue respectively). The decrease in expenses is primarily attributable to a high level of R&D personnel working on revenue projects and a greater quantity of customer funded research and development projects.



LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999 the Company had $3.1 million in cash compared with $3.0 million in cash at June 30, 1998. Operating activities provided the Company with $2.2 million for the nine-months ended March 31, 1999, primarily by reducing receivables and inventory. During the same period the Company used $1.0 million for investments in capitalized software and purchases of property and equipment, and $1.0 million for payments on bank debt and capital lease obligations. During the comparable period of fiscal 1998, the Company operating activities used $3.6 million in cash. In fiscal 1998, the Company invested $2.3 million in capitalized software and purchases of property and equipment. The Company made a $0.4 million payment on debt which was largely offset by the exercise of stock options ($0.3 million). Cash decreased by about $5.9 million during the fiscal 1998 period.

         Accounts receivable (billed and unbilled), net of allowance for doubtful accounts, declined to $7.1 million at March 31, 1999 from $10.0 million at June 30, 1998. The level of accounts receivable at March 31, 1999 reflects aggressive collections and charge-offs and a $0.8 million increase in the provision for doubtful accounts over the nine-month period. Unbilled accounts receivable have decreased substantially from June 30, 1998. As of March 31, 1999 the unbilled accounts receivable balance was $2.2 million compared with $3.6 million as of June 30, 1998. The billed accounts receivable was $5.9 million as of March 31, 1999 compared with $8.8 million at June 30, 1998. Billed accounts receivable over 90 days decreased to $2.4 million as of March 31, 1999, compared to $5.0 million as of June 30, 1998. For the nine month period ended March 31, 1999, the Company charged off about $2.2 million in receivables (net of recoveries). As of March 31, 1999, the Company maintained a $1.0 million allowance for doubtful accounts, down from the $2.5 million at June 30, 1998 reflecting an increase in write-offs and a steady decline in accounts receivables over 90 days past due.

         The Company has entered into an Accounts Receivable Purchase Agreement (the "Agreement") with Silicon Valley Bank (the "Bank"), enabling the Company to borrow up to $4 million through the Bank's discretionary purchases of accounts receivable. The Bank will pay up to 80% of the face amount of each receivable, with the balance of such face amount (less a finance charge equal to the Bank's prime rate from time to time plus 4% per annum, a fee of 0.625% of the face amount and certain costs and expenses of the Bank in administering the facility) payable to the Company following collection of the receivable. The receivables purchased by the Bank must be collected within 90 days unless otherwise agreed by the Bank and the Company, must not be in dispute, and must conform to other eligibility requirements. The purchases are with full recourse against the Company, which has agreed to repurchase any non-conforming receivable subject to the Bank's ability to allow the substitution of conforming for non-conforming receivables. The Company's obligations under the Agreement are secured by a security interest in all of the Company's assets. Advances made to the Company are repayable in full upon demand in the event of default under the Agreement, including a breach in any material respect of any representation or warranty as to the receivables purchased or the Company's insolvency. As of March 31, 1999 and the date of this filing, there were no outstanding borrowings under this Agreement.

         The Bank has issued on behalf of the Company, to the Company's landlord, a letter of credit in the amount of $0.4 million to secure the Company's obligations under the terms of its office lease. The Company also has a work guarantee letter of credit in the amount of $25,000 which expires October 31, 1999. The Bank may secure (at its option) these letters of credit with cash, CD's, or accounts receivable at its discretion. As of March 31, 1999, these letters of credit were fully secured by 30 day CD's.

         The Company believes that existing cash balances, cash flow from operations, the availability of credit under its credit facility with Silicon Valley Bank and other potential sources of financing will be sufficient to support the Company's working capital requirements for at least the next twelve months.

ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS

         ACE*COMM provides products to a technology driven industry sector. Therefore, ACE*COMM's success is dependent in part upon factors beyond its control. This report contains forward-looking statements relating to the prospective operating results of the Company. The following are factors, in addition to those set forth in "Liquidity and Capital Resources" and "Year 2000", which could affect ACE*COMM's future operating results. These factors are intended to serve as a cautionary statement to statements that may be made, either verbally or in writing, including those in any other forward-looking statements made by or on behalf of the Company.

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

         The new and emerging carrier market in the United States and overseas represents a source of growing demand for the Company's products and services. In that this market segment is relatively new and in that many of these organizations are in the early stages of their development, financial resources may be limited and may adversely affect their ability to pay for the Company's products and services.

         The Company derived approximately $8.6 million, or 40% of its total revenues, from customers outside of the United States during the first nine months of 1999. The Company anticipates that a significant amount of future revenues will be derived from sales to end users in Asia, Europe and other areas of the world. These revenues may be adversely affected by the changing economic conditions in foreign countries, which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's ability to successfully develop new, and enhance existing, products and services for its customers, and to remain competitive depends in large part on its ability to attract and retain highly qualified technical, sales and marketing and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to continue to attract and retain such personnel.

YEAR 2000

         The Company develops and markets hardware and software products which
(i) collect call record data for use in customer billing, customer care, network surveillance, alarm processing and network management and (ii) automate certain of such network operation and management functions. The Company's products are incorporated in systems used by post, telephone and telegraph companies, telephone and wireless carriers, and large enterprises. The Company's products must be able to process date-dependent data correctly. The Year 2000 problem refers to the limitations in the programming code of certain existing software programs which limit the ability of such programs to accurately produce or process date-sensitive information for the year 2000 and beyond. In the case of the Company's products, unless the relevant software programs are modified prior to December 31, 1999, the supply by an end-user's system of inaccurate date-sensitive data (such as call records) or inaccuracies in the Company's software (including third party operating system software) could cause the Company's products to provide erroneous or inaccurate output data to its customers for billing, network management, etc. Certain of the Company's installed products are the subject of warranties or of maintenance contracts under which the Company agrees to modify products to accurately process date-sensitive information, including with dates at and beyond January 1, 2000.

         The Company has completed an assessment of its current products (including component parts supplied by third parties) for Year 2000 compliance, using the definition of Year 2000 conformity requirements developed by the British Standards Institute. The Company is in the process of testing of its current products and expects this process to be completed on or before June 30, 1999. The Company has notified customers that older products may require modification to become Year 2000 compliant and is offering maintenance contracts to provide such modifications for a fee. Customers who have elected not to purchase an extended maintenance contract and want the Company's product to be Year 2000 compliant must procure the Year 2000 upgrade for a fee. Most, but not all, customers have entered into such contracts.

         The Company has completed an assessment of the risks and costs associated with the Year 2000 issue on internal hardware and software. The Company is in the process of implementing systems changes and expects this process to be completed on or before June 30, 1999. The Company has not completed an assessment of its non-information technology systems (e.g. elevators, HVAC all contained in facilities that the company leases from others).

         The cost of addressing the Company's Year 2000 issues has not been fully quantified and the company expenses such costs as incurred. However, management is not aware of any Year 2000 compliance exposures which would preclude ongoing operations during the next twelve months or which would result in material short-term cash requirements.

         The Company's business, financial condition and results of operations could be materially adversely affected by the Year 2000 problem if it or third parties fail to successfully address this issue. In particular, if customers fail to modify their systems such as to supply accurate data, their systems could be significantly disrupted and claims against the Company could result. In addition, if customers fail to purchase Year 2000 upgrades or maintenance contracts, or if the Company's upgrades or modifications are inadequate, the Company may experience significant liability, which could have a material adverse effect on the Company. These and other Year 2000 related problems which may be encountered by the Company's strategic partners and customers could have a material adverse effect on the Company, through the impact of litigation or the loss of business. In addition, in the event that the Company's internal systems are not compliant, the Company could experience considerable delays in customer service, sales and collections and in compiling sales and financial information and performing other administrative functions. The Company may have to expend more resources than is currently anticipated to resolve Year 2000 issues and such expenditures could have a material adverse effect on the Company's results of operations and financial condition.

         The Company has not developed a comprehensive contingency plan to address the situation that may result if the Company or third parties are unable to achieve Year 2000 compliance for its critical operations. The Company plans to develop and execute a contingency plan that narrows the focus on specific areas of significant concern and concentrate resources to address them. Specific contingency plans and resources for permitting the necessary flexibility of response are expected to be identified and put into place commencing in mid-1999.

                           PART II: OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

         As previously reported, Ernst & Young L.L.P. had been engaged, through counsel to the Company, to perform a review of certain accounting matters relating to the first and second quarters and to actions being taken to address the issued raised in the draft management letter provided by the Company's former independent accountants and described in the Company's previously filed report on Form 8-K. The Audit Committee of the Board of Directors had requested the review to ensure that these issues were adequately addressed by management. Ernst & Young L.L.P. has now completed its review and, based on a consideration of various factors, including the results of that review and presentations by management of the Company, the Board of Directors believes that management has adequately addressed these issues.

         The Company recently reported in a Report on Form 8-K dated May 6, 1999, as amended on Form 8-K/A, the appointment of Ernst & Young L.L.P. as their new independent accountants for fiscal year 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Number                     Description

                           Financial Data Schedule

(b)  Reports on Form 8-K and 8-K/A

A Report on Form 8-K was filed on January 26, 1999, and amended on February 22, 1999, pursuant to a Report on Form 8K/A with respect to Item 5. Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ACE*COMM CORPORATION

DATE  May 17, 1999        By        /s/
                                       -------------------
                                       George T. Jimenez
                                       President and Chief Executive Officer

                                    /s/
                                       -------------------
                                       James K. Eckler

                                       Executive Vice President - Finance and
                                       Administration
                                       (Principal Financial Officer)