Form 10-K
period 1999-06-30
ACE COMM CORP
filed 1999-09-28
CIK 1017526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
YES |X|        NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of August 31, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant (i.e. persons who are not directors, officers or affiliated therewith) was approximately $20,927,795 (4,783,496 shares of Common Stock at a closing price on the NASDAQ National Market of $4.375 on such date). Outstanding as of August 31, 1999 were 8,882,818 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its annual meeting to be held on November 18, 1999 are incorporated by reference in Part III.

                              ACE*COMM CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
Item 1.       BUSINESS                                                        3

Item 2.       PROPERTIES                                                      9

Item 3.       LEGAL PROCEEDINGS                                               9

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             9

Item 4A.      EXECUTIVE OFFICERS OF THE REGISTRANT                            9

                                     PART II
Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS                                             10

Item 6.       SELECTED FINANCIAL DATA                                         12

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                             14

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     21

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                          21

                                    PART III
Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              21

Item 11.      EXECUTIVE COMPENSATION                                          21

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                                  21

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  22

                                     PART IV
Item 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
              FORM 8-K                                                        22

                                     PART I

ITEM 1.    BUSINESS

     This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Factors Affecting Future Operating Results" and "--Year 2000".

GENERAL BUSINESS DEVELOPMENT

     ACE*COMM(R), incorporated in Maryland in 1983, develops, markets and services Operations Support System ("OSS") hardware and software solutions for data and voice networks operated by post, telephone and telegraph companies ("PTTs"), incumbent and competitive local exchange carriers ("CLEC"), national and international long distance carriers, wireless carriers, Next Generation Networks (NGN), and large enterprises operating internal networks. The Company's product based solutions perform billing data collection and mediation, wholesale billing, subscriber billing and customer care, network surveillance, alarm processing and network traffic and business management functions. The Company's fiscal year ends on June 30. Unless otherwise noted, all references to years in this document are assumed to be fiscal.

PRODUCTS, SERVICES AND DISTRIBUTION

     Data Collection and Convergent Mediation

     The Company offers several products and solutions for the collection, mediation and analysis and presentation of call data derived from networks ranging from voice circuit switched networks, through data networks based on X.25, frame relay, and Asynchronous Transfer Mode (ATM), to traditional switched networks and the NGNs based on the Internet Protocol (IP). This collection of capabilities is referred to as Convergent Mediation.

     DCMS(R) - DCMS, Distributed Call Measurement System, is a hardware and software based microprocessor controlled product which collects call record data from telephone switches and other network elements and electronically transmits the data to a central location. The data is processed for such purposes as billing, business analysis, traffic analysis and fraud management. The DCMS eliminates magnetic tape storage units and manual data collection, reduces processing costs, increases the accuracy of billing data and in turn, increases revenue. A recent version of DCMS is called the Network Element Data Server ("NEDS") which provides the data on a real-time basis. The DCMS*PLUS(R) version of DCMS is based on a low-cost technology platform and is targeted at carriers in emerging economy countries. The new DCMS*POWER, based on PowerPC technology, is used for IP collection and mediation as well as for other high-speed protocols, These products can be adapted to support virtually all wireline and wireless telephone switches.

     N*USAGE - N*USAGE is a software product data collection platform that enables service providers who operate data networks, including X.25, frame relay and IP, to collect billing data and charge their customers on a usage-sensitive basis. N*USAGE includes a data collection front-end and a core processing engine which also acts as a mediation platform. The front-end captures the data and secures it on disk, verifies it then converts it to a normalized format. The core processing engine then aggregates the billing and statistical data, augments any external information and correlates and reformats the final data before distributing it to billing, customer care or network management systems. As more IP, ATM and frame relay network elements are incorporated into carrier and enterprise networks, it will become increasingly important for network operators to be able to bill customers based on actual usage.

     UPS-32(R) - UPS-32, Universal Polling System-32, is a software product designed to control the collection and transmission and mediation of call detail records transmitted by multiple DCMS units and similar equipment of other vendors. UPS-32 collects call data from dispersed network element sites, processes and formats the data on a customer-defined schedule, and distributes the data to the customer's billing and/or operations center. The CANS(R), Central Access Network Server version of UPS-32 collects, mediates, and distributes network data in real time. The real-time collection and mediation of network data by NEDS and CANS is increasingly important in NGNs.

     CDReZ is a new software package that assists telecommunications service providers in managing their billing network data flow. It supports customer service and provides data used in customer relationship management (CRM). CDReZ is a fully data independent, flexible, user-defined tool used to pre-process billing data before distributing the data to downstream OSS.

     Provisioning Gateway (APG) is a service activation gateway that can be used by any Billing, Customer Care or Service Management system to activate and manage subscribers and the services they use on multi-service networks. APG can support multiple service providers sharing the same multi-service network. Network interfaces can be adapted or created for any type of network element. The addition of the APG, a message-oriented mediation solution, to both file and real-time flow based mediation solutions adds another dimension of convergence to our mediation product offerings.

     TREX*COMM(R) - TREX*COMM is a software based solution designed for local exchange carriers who use carrier network facilities to provide customer premises voice and data communication services for business customers, under a service concept called CENTREX. TREX*COMM collects CENTREX call usage data from remote switch sites and transfers it to the customers' data collection equipment. Records can then be sorted by customer codes, group codes, or other identifying data fields. Using standard protocols, customers can access the TREX*COMM system to retrieve their data. Running on UNIX platforms and used in conjunction with a data collection product, such as the DCMS, TREX*COMM makes network information available to CENTREX subscribers to enable them to manage and control their telecommunications costs.

     Data Warehousing and Business Support Systems

     N*VISION(TM) - N*VISION, the successor to the Company's RTMS(R), Real Time Management System, was originally developed for use by international and long distance carriers. N*VISION monitors network data in real-time and provides, from a single database, information for subscriber and wholesale billing, carrier settlements, fraud detection, subscriber management and network management. The heart of N*VISION is a very large and flexible data warehouse. N*VISION operates directly connected to network elements or employs the Company's NEDS units to capture call records in real-time from remote network elements. N*VISION processing software presents the data for analysis within seconds of call completion through the use of a user-friendly Graphical User Interface. N*Vision is increasingly used to collect, mediate, store, and process data from NGNs utilizing ATM and IP technology.

     Surveillance, Alarm and Traffic Reporting

     ANMS(R) - ANMS, AMAT Network Management System, monitors the elements of a billing network. ANMS is a software product that collects and reports on alarms sent by DCMSs, UPS-32s and many other network components of the billing system to assure that no billing data is lost or duplicated. In addition, ANMS serves as a user interface and collects system logs from the network elements.

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

     Enterprise Network Management

     NetPlus(R) Voice and Data Network Management System - NetPlus is a family of network management solutions consisting of five systems designed to automate network operations and management functions for circuit-switched and IP-based networks. These systems employ a network architecture and common database that permit them to operate either independently or as an integrated whole. NetPlus products are scaleable, providing flexibility to accommodate a broad range of network sizes and multiple locations. The Company typically provides NetPlus products as fully integrated hardware and software configurations. These systems are intended to manage private voice and data networks for 1,000 to 50,000 users. These systems allow a network to automate tasks such as alarm processing, connectivity tracking, automatic cable and channel assignment, creation of subscriber and circuit records, inventory control, traffic surveillance and management, work order and trouble ticket processing, directory assistance and subscriber billing.

     Billing and Customer Care

     NetPlus PRO*VISION - NetPlus PRO*VISION is an integrated suite of software applications that addresses the billing, customer care and OSS requirements of new and emerging carriers. NetPlus PRO*VISION is an advanced, convergent (voice, data, cable, long distance, etc.) management offering that performs automated, integrated customer management, operations support and network maintenance functions. NetPlus PRO*VISION consists of three major subsystems, employing a network architecture and common database that permit them to operate independently or as an integrated product. Support is offered for both circuit-switched and IP-based network topologies. The product is continually enhanced, through tailoring to specific customer needs. NetPlus PRO*VISION is licensed for operation by network service providers and is operated in ACE*COMM's data processing center to provide service bureau and outsource services.

SERVICES

     The Company is increasingly asked to provide services to customers which might involve the development of new products from funded customer research, or adapt existing ACE*COMM products to the customer's specialized needs. In these instances, the products of the Company may serve as a total or partial basis for the customer requirements. Apart from custom product development, the Company provides consulting, systems integration, facilities management, outsourcing, service bureau, and a variety of on-going support services such as training and installation. These service offerings allow a customer to choose the level of technical and development involvement they want to take on internally, as compared to the level that they want to outsource to ACE*COMM. It also allows the customer to have an ongoing source of knowledge for future support and developmental needs.

QUALITY

     The Company maintains an ISO 9000 standard Quality Management Program to monitor the quality of its offerings and has an internal Quality Management Committee to set quality objectives for the Company and a Quality Assurance Department to implement and monitor compliance with the applicable procedures.

SALES AND MARKETING

     The Company sells product based solutions through direct sales and through the Company's strategic alliance partners. See "Strategic Alliances and Other Customers." At present, the Company is increasing its sales efforts through more aggressive sales and marketing strategies. The Company is hiring additional experienced, direct sales representatives and increasing the number of strategic alliances by adding non-exclusive third party distribution channels and alliances with new carriers, communications equipment manufacturers, computer equipment manufacturers, software developers and telecom consultants, to market the Company's products.

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

STRATEGIC ALLIANCES

     To develop, market and distribute its product solutions effectively, the Company has established strategic alliances with several large organizations:
Telecom equipment manufacturers, computer equipment manufacturers, telecom systems integrators and other organizations (the "strategic alliance partners" or "partners") to which the Company sells product and solutions for use by them or their customers. The Company sells its products, systems and services through direct sales and through the Company's strategic alliance partners. In 1999, sales to strategic alliance partners comprised approximately 36% of revenue. Each alliance is designed to do one or more of the following: develop products designed to meet the needs of the partner or its customers, establish a joint marketing relationship to include Company products in systems sold by the partner, and create a reseller channel for the Company's products.

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

     The Company plans to continue to develop and expand its strategic alliances with established, well-recognized industry leaders, as it believes that these alliances enable the Company to increase sales most cost-effectively and successfully position it to increase market penetration of its product based solutions.

     The following is a list of the Company's more significant strategic alliances:

- ANSTEC, INC. - teamed with the Company and was selected, through a competitive procurement process, to install the Company's NetPlus products at multiple U.S. Air Force bases and other U.S. government installations throughout the world.

- GENERAL DYNAMICS GOVERNMENT SYSTEMS CORPORATION WORLDWIDE TELECOMMUNICATION ("GENERAL DYNAMICS GOVERNMENT SYSTEMS") - provides telephone systems at military facilities throughout the world. The Company, as a subcontractor to General Dynamics Government Systems for network management products, installs and supports NetPlus products at multiple military facilities.

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

     The Company typically provides new customers with Customer Support under warranty for a period ranging from one to 24 months. This can include 24 hour, seven days per week support, replacement parts, software upgrades, and Year 2000 enhancements, when and if required. The Company also offers various levels of continuing Customer Support after the initial warranty period expires through Technical Support Agreements. In addition, the Company provides customers with support on a time and materials basis.

BACKLOG

     The Company defines backlog as signed contracts or purchase orders for delivery of hardware and software products and services generally within the next year. Backlog at June 30, 1999, 1998 and 1997 was approximately $7.3 million, $11.2 million and $7.0 million, respectively. Backlog, as defined, does not include contracts for hardware and software products which require the further issuance of purchase orders.

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

     The Company expects the continued growth of the traditional carrier market, new and emerging carrier market, and the large enterprise network management market to encourage new competitors to enter the markets in the future. The Company believes that the principal competitive factors in these markets include specialized project management capabilities and technical expertise, compliance with industry quality standards and protocols, customer support, product features such as adaptability, scaleability and flexibility, ability to integrate with other products, functionality and ease of use, product reputation, responsiveness to customer needs, and timeliness of implementation. In the future, the Company will be required to respond promptly and effectively to the challenges of technological change and its competitors' innovations.

     In the traditional carrier network products market, the Company's current and prospective competitors include: (i) large carriers which internally develop full system products for themselves, tailored to their particular specifications, (ii) companies, such as Telesciences, Inc. ("TLSI"), Comptel and CGI, Inc. ("CGI") that can supply individual billing data collection components and (iii) vendors that supply product components, including Ericcson-Hewlett-Packard

     Telecommunications ("EHPT"), IBM Corporation ("IBM"), Moscom Corporation ("Moscom"), Objective System Integrators, Inc. ("OSI") and CGI.

     In the new and emerging carrier market, the Company's current and prospective competitors include (i) telecom equipment manufacturers that provide network products such as Lucent and Ericsson, (ii) companies that provide software applications for carriers, such as Stonehouse & Company ("Stonehouse") and Metasolv, (iii) vendors that supply product components such as EHPT and IBM,
(iv) companies that provide billing and customer care applications such as Kenan Systems, Scopus, and Clarify, and (v) companies that develop custom solutions like AMS, Perot Systems and CSC.

     In the enterprise network management products market, the Company's current and prospective competitors include (i) companies that provide products for telephony networks, such as Telco Research Corporation, Complimentary Solutions, Inc., Stonehouse, Switchview, Inc., Moscom and OSI and (ii) companies that provide products for data networks, such as Remedy Corporation, Net Manage, Inc., Computer Associates International, Inc., FTP Software, Inc., Castle Rock Computing, EHPT, IBM and Sun Microsystems, Inc.

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

RESEARCH AND PRODUCT DEVELOPMENT

     The Company's research and development efforts are focused on developing new products to meet the growing needs of customers and on improving existing products by incorporating new features and technologies. The Company believes that the timely development of new products and enhancements is essential to maintaining its competitive position in the marketplace. In its research and development efforts the Company works closely with customers, end users and leading technology vendors, in tailoring new features which are subsequently incorporated into future versions of products available to all customers. The Company continually reviews opportunities to license technologies from third parties when appropriate based on timing and cost considerations.

     During the years 1999, 1998 and 1997, independent research and development expenses were $1.6 million, $2.4 million and $1.5 million, respectively.

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

EMPLOYEES

     At June 30, 1999, the Company employed a total of 178 employees. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2. PROPERTIES

     The Company leases space at five office locations: Gaithersburg, Maryland; Frederick, Maryland, Montreal, Canada; Flemington, New Jersey; and Orlando, Florida. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required. The Gaithersburg offices are the Company's corporate headquarters and are used for product assembly, software and engineering development, professional services and support. The following sets forth information concerning the Company's Gaithersburg facilities:

                                                                       CURRENT
LOCATION                      SQUARE FOOTAGE      LEASE EXPIRATION     ANNUAL RENT
--------                      --------------      ----------------     -------------------------------
Gaithersburg, Maryland        38,427              November 30, 2003    $653,000 (subject to annual
                                                                       increases of approximately
                                                                       $21,000 and allocated
                                                                       operating costs each year)


ITEM 3.    LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of 1999.

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of the current executive officers of the Registrant.

NAME                             AGE      POSITION
----                             ---      --------

George T. Jimenez                63       Chief Executive Officer and Chairman of the Board
Gino O. Picasso                  43       President and Chief Operating Officer
S. Joseph Dorr                   52       Executive Vice President of Business Development
Dr. Thomas V. Russotto           54       Executive Vice President of Technology and Chief Technology Officer
James K. Eckler                  52       Executive Vice President of Finance and Administration
Loretta L. Rivers                42       Corporate Secretary

     George T. Jimenez is the Chief Executive Officer of the Company and has served as Treasurer and a Director of the Company since its inception in 1983. From 1983 to September 1999, Mr. Jimenez also served as the President of the Company.

     Gino O. Picasso joined the Company in September 1999 as President and Chief Operating Officer. Prior to joining the Company and since 1994, Mr. Picasso served as President of GE Capital Spacenet Service, Inc., a wholly owned subsidiary of General Electric Company.

     S. Joseph Dorr has been a Vice President of the Company since 1983 and is currently the Executive Vice President of Business Development. From 1983 to 1989, he also served as Corporate Secretary of the Company. From 1980 to 1983, he served as Director of the Commercial Systems Division of the Company's predecessor and from 1983 to 1989 was Director of the Network Management Division.

     Dr. Thomas V. Russotto has been a Vice President of the Company since 1985 and is currently the Executive Vice President of Technology and Chief Technology Officer. From 1988 to 1998, Dr. Russotto directed the Carrier Networks Division and from 1983 to 1985 he served as Director of Product Development at the Company.

     James K. Eckler joined the Company in October of 1998, and was named the Executive Vice President of Finance and Administration in January 1999. Prior to joining the Company, Mr. Eckler served as Interim CFO of a privately held telecommunications systems integration firm, IMCI Technologies (March 1998 to September 1998). Prior to that, Mr. Eckler was President of Eckler & Company, a privately held management consulting firm specializing in electronic commerce, payment systems, and logistics for global logistics companies (August 1996 to March 1998). From the fall of 1994 to August 1996 he served as Vice President of Corporate Development for TNT Logistics, a wholly-owned subsidiary of TNT Ltd.

     Loretta L. Rivers has been Corporate Secretary and Administrative Supervisor of the Company since 1989 and has served in various capacities with the Company since its inception in 1983.

     The term of each executive officer will expire at the next annual meeting of the Board of Directors, which is scheduled to be held November 18, 1999.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER
           MATTERS

COMMON STOCK PRICES

     The following table sets forth for the periods indicated the highest and lowest bid prices for the shares of common stock reported on the Nasdaq National Market.

                                                                YEAR ENDED JUNE 30,
                         ---------------------------------------------------------------------------------------------
                                            1999                                             1998
                         --------------------------------------------     --------------------------------------------
                                 HIGH                     LOW                     HIGH                     LOW
                         -------------------     --------------------     -------------------     --------------------

1st Quarter                $        6.13           $        1.38           $        23.88          $        13.38
2nd Quarter                         6.94                    0.81                    24.63                   11.00
3rd Quarter                         8.38                    1.81                    14.38                    5.88
4th Quarter                         4.94                    2.19                     8.88                    5.06

COMMON STOCKHOLDERS

     As of August 31, 1999, there were 8,882,818 shares outstanding and held by 75 shareholders of record.

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

PRIVATE PLACEMENTS

On March 31, 1999 the Company sold an aggregate of 4,296 shares of Common Stock to non-affiliates pursuant to the Company's Employee Stock Purchase Plan, for an aggregate of $11,411. The Company relied on Section 4 (2) of the Securities Act of 1933 (the "Act") as an exemption from registration under the Act. The Company expects to register under the Act the balance of the shares issuable under the plan.

ITEM 6.    SELECTED FINANCIAL DATA

            The selected financial data presented below for each of the Company's years in the five-year period ended June 30, 1999 and as of June 30, 1999, 1998, 1997, 1996, and 1995 are derived from the audited financial statements of the Company.

                                                                             YEAR ENDED JUNE 30,
                                          -------------------------------------------------------------------------------------
                                              1999               1998              1997            1996                1995
                                          -------------     -------------     -------------    -------------      -------------
                                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenue                                   $   29,657        $   22,465        $   33,684       $   19,983         $   12,415
Cost of revenue                               13,765            13,325            17,627           10,836              6,579
                                          -------------     -------------     -------------    -------------      -------------
Gross profit                                  15,892             9,140            16,057            9,147              5,836

Selling, general and administrative           13,046            14,574            11,254            6,751              6,049
Research and development                       1,562             2,358             1,472              957              1,045
Provision for doubtful accounts                  812             2,455                 -                -                  -
                                          -------------     -------------     -------------    -------------      -------------
Income (loss) from operations                    472           (10,247)            3,331            1,439             (1,258)
Interest income                                 (185)             (247)             (347)               -                  -
Interest expense                                  39               117               156              379                335
                                          -------------     -------------     -------------    -------------      -------------

Income (loss) before income taxes                618           (10,117)            3,522            1,060             (1,593)
Income taxes                                       -              (898)              898                -                  -
                                          -------------     -------------     -------------    -------------      -------------
Net income (loss)                         $      618        $   (9,219)       $    2,624       $    1,060         $   (1,593)
                                          =============     =============     =============    =============      =============
Net income (loss) per share:

                Basic                     $       0.07      $    (1.06)       $     0.35       $     0.26         $    (0.53)
                                          =============     =============     =============    =============      =============
                Diluted                   $       0.07      $    (1.06)       $     0.32       $     0.18         $    (0.53)
                                          =============     =============     =============    =============      =============

Number of shares used in computing
net income (loss) per share

                Basic                          8,838             8,708             7,460            3,472              3,279
                                          =============     =============     =============    =============      =============
                Diluted                        8,931             8,708             8,152            5,829              3,279
                                          =============     =============     =============    =============      =============

                                                                                  JUNE 30,
                                          ------------------------------------------------------------------------------------
                                              1999              1998              1997             1996               1995
                                          ------------      ------------      ------------     ------------       ------------
                                                                             (IN THOUSANDS)

BALANCE SHEET DATA:
Cash and cash equivalents                 $    3,424        $    2,956        $    7,920       $      369         $     190
Working capital (deficit)                      7,959             5,978            17,864            1,897            (1,374)
Total assets                                  18,699            24,593            33,518           14,298             8,293
Total liabilities                              5,220            11,808            11,809           12,187             7,414
Mandatorily redeemable preferred stock             -                 -                 -            2,262             2,122
Stockholders' equity (deficit)                13,479            12,785            21,709             (150)           (1,242)

The Company paid no dividend on its capital stock during any of the periods reported above.

SELECTED QUARTERLY INFORMATION

     The following table presents certain unaudited statement of operations data for each quarter of 1999 and 1998. These data have been derived from the Company's unaudited financial statements and have been prepared on the same basis as the Company's audited financial statements, which appear in this Annual Report on Form 10-K. In the opinion of the Company's management, these data include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such data. Such quarterly results are not necessarily indicative of future results of operations. This information is qualified by reference to, and should be read in conjunction with, the Company's financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                            FISCAL THREE MONTHS ENDED
                                          -----------------------------------------------------------------
                                                                        1999
                                          -----------------------------------------------------------------
                                            SEPT. 30,        DEC. 31,        MARCH 31,         JUNE 30,
                                              1998             1998             1999             1999
                                          --------------   --------------  ---------------  ---------------
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenue                                     $    6,723       $    7,528      $    7,254       $    8,152
Cost of revenue                                  3,083            4,276           3,082            3,324
                                          --------------   --------------  ---------------  ---------------
Gross profit                                     3,640            3,252           4,172            4,828

Selling, general and
        administrative                           3,175            2,591           3,481            3,799
Research and development                           360              225             429              548
Provision for doubtful accounts                     55              394             305               58
                                          --------------   --------------  ---------------  ---------------
Income (loss) from operations                       50               42             (43)             423
Interest income                                    (64)             (50)            (39)             (35)
Interest expense                                    25               14               3                -
                                          --------------   --------------  ---------------  ---------------
Income (loss) before income taxes                   89               78              (7)             458
Income taxes                                         -                -               -                -
                                          --------------   --------------  ---------------  ---------------
Net income (loss)                         $         89     $         78    $         (7)    $        458
                                          ==============   ==============  ===============  ===============

Net income (loss) per share:
          Basic                           $       0.01     $       0.01    $      (0.00)    $       0.05
                                          ==============   ==============  ===============  ===============
          Diluted                         $       0.01     $       0.01    $      (0.00)    $       0.05
                                          ==============   ==============  ===============  ===============

                                                              FISCAL THREE MONTHS ENDED
                                          -----------------------------------------------------------------
                                                                        1998
                                          -----------------------------------------------------------------
                                            SEPT. 30,         DEC. 31,        MARCH 31,        JUNE 30,
                                               1997             1997            1998             1998
                                          ---------------  ---------------  --------------   --------------
                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenue                                     $    8,735       $    5,491       $    4,560       $    3,679
Cost of revenue                                  3,684            4,598            2,380            2,663
                                          ---------------  ---------------  --------------   --------------
Gross profit                                     5,051              893            2,180            1,016

Selling, general and
        administrative                           3,343            3,623            4,437            3,171
Research and development                           449              503              804              602
Provision for doubtful accounts                      -              340            1,000            1,115
                                          ---------------  ---------------  --------------   --------------
Income (loss) from operations                    1,259           (3,573)          (4,061)          (3,872)
Interest income                                    (86)             (67)             (56)             (38)
Interest expense                                    34               30               27               26
                                          ---------------  ---------------  --------------   --------------
Income (loss) before income taxes                1,311           (3,536)          (4,032)          (3,860)
Income taxes                                       512           (1,335)             823             (898)
                                          ---------------  ---------------  --------------   --------------
Net income (loss)                          $       799       $   (2,201)      $   (4,855)      $   (2,962)
                                          ===============  ===============  ==============   ==============

Net income (loss) per share:
          Basic                            $      0.09      $     (0.25)      $    (0.55)      $    (0.34)
                                          ===============  ===============  ==============   ==============
          Diluted                          $      0.09      $     (0.25)      $    (0.55)      $    (0.34)
                                          ===============  ===============  ==============   ==============

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

     The timing of large orders depends on a variety of factors affecting the capital spending decisions of the Company's customers, which in turn, can affect the Company's quarterly operating results. These factors include changes in governmental regulation, changes in the customers' competitive environment, pricing policies by the Company or its competitors, personnel changes, demand for the Company's products, the number, timing and significance of new product and product enhancement announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of its products on a timely basis, and the mix of direct and indirect sales and general economic factors. In addition, in fiscal 2000, management believes that its customers' capital spending decisions will be affected by the diversion of resources to Year 2000 issues and to related changes in their internal operations.

     The Company's sales cycle, from initial contact to contract execution, order and delivery, also varies substantially from customer to customer and from project to project. The purchase of the Company's product based solutions generally involves a significant commitment of customer capital and management time. The sales cycle associated with the purchases of the Company's product based solutions is subject to a number of additional significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. The delivery cycle varies depending on the extent to which the order requires tailoring to a customer's requirements and the extent to which such requirements are fixed in advance or developed over time.

     The Company's expense levels are based, in part, on its expectations as to future revenue levels. If revenue levels are below expectations, operating results will be materially adversely affected.

     Based upon all of the foregoing, the Company believes that quarterly revenue and operating results are likely to continue to vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter the Company's revenue or operating results will be below the expectation of public market analysts and investors. In such event, the price of the Common Stock could be materially adversely affected.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company sells product based solutions and services to carriers and enterprises, both through direct channels and through strategic alliance partners, for delivery to end users in the United States and internationally. Since June 1994, the Company, consistent with its strategic emphasis, has derived significant revenue from sales of its data collection, network surveillance, alarm and traffic reporting products to traditional carriers. The Company expects such sales to continue as a significant percentage of its revenue for at least the next several years. The balance of the Company's revenue is derived from the sale of product based solutions and services to new and emerging carriers and to enterprise customers, including agencies of the U.S. Government.

     The Company's product based solutions and services are typically sold pursuant to contracts having an aggregate value of several hundred thousand to several million dollars. Contracts for the Company's data collection, network surveillance, alarm and traffic reporting solutions typically require the delivery of products, including hardware and licensed software, along with installation, training and post contract support services. Contracts for billing and customer care and enterprise network management solutions typically require the Company to license, in perpetuity, software applications and provide for hardware and services that include installation, training and post contract support. Software, hardware and services sold pursuant to new and emerging carrier and enterprise network contracts are separately priced. At the expiration of the post contract support period, customers are offered the opportunity to purchase additional support services.

     The Company derives revenues from hardware sales, services, and software license fees. Revenue from hardware sales is recognized upon delivery. Revenue from services consists of consulting, service bureau processing, system design and analysis, customization and installation, training, support and maintenance fees. Revenue from service bureau processing and consulting are recognized as services are performed. Revenue from support and maintenance services are recognized ratably over the term of the related agreement, generally one year.

     The Company's software licenses to end users generally provide for an initial license fee to use the software in perpetuity. Under certain contracts, the Company licenses the source code of its software to resellers for subsequent modification and resale. Revenue from software licenses is recognized at the time of delivery, provided that the Company has no remaining service obligations, collectibility is considered probable and the fees are fixed and determinable. Revenue from contracts with payment terms in excess of one year is recognized to the extent of payments that are probable and due within one year. Revenue related to obligations to provide post contract customer support without charge is unbundled from the license and recognized ratably over the term of the agreement. Where there are service obligations (such as, system design and analysis, customization, installation and training) that are essential to the functionality of the software delivered, revenue from software license fees and services are recorded using the percentage-of-completion method, whereby revenue is recognized based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis.

     The Company sells its systems either as components in the products or systems developed and marketed by its strategic partners or directly to end users. The Company typically experiences higher margins in connection with its direct sales contracts, offset in part by relatively higher sales and marketing expenses.

     The Company defines backlog as signed contracts or purchase orders for delivery of hardware and software products and services generally within the next year. Backlog at June 30, 1999, 1998 and 1997 was approximately $7.3 million, $11.2 million and $7.0 million, respectively. Backlog, as defined, does not include contracts for hardware and software products which require the further issuance of purchase orders.

     The Company's revenue is typically concentrated among certain customers, the largest of which in 1999 consisted of GTE, Samsung Electronics, and Winstar. These customers represented approximately, 12.1%, 11.5%, and 10%, respectively, of total revenue for the year ended June 30, 1999.

     Substantially all of the Company's revenue is derived from dollar-denominated sales. In 1999, 59% of total revenue was generated from domestic sales. Although the Company had significant sales in Asia (27% of total revenue in 1999) and in Canada and Mexico (6% of total revenue in 1999), the Company does not have significant foreign operations. The Company's customers are usually contractually obligated to pay for product in U.S. dollars. All products are shipped from the United States pursuant to terms of orders issued by customers.

     The Company has experienced more favorable cash collections due to aggressive collection efforts in 1999 compared to 1998. For 1999, days sales outstanding [365/(annual sales/average of net accounts receivable at year end)] was 102 days compared to 212 days in 1998 (representing a 52% decrease) and 134 days in 1997.

     The Company's cost of revenue consists of the cost of product engineering and production, cost of customer support personnel, the costs of materials purchased by the Company for incorporation into its products, amortization of capitalized software development costs, warranty costs, inventory obsolescence, and expenses for services provided by certain alliance partners in connection with the installation and integration of the Company's products.

     Selling, general and administrative expenses consist of costs to support the Company's sales and administrative functions. Included within these costs are salaries, bonuses, sales commissions, benefits, travel expenses, and general office administrative expenses (rent and occupancy, telephone and other office supply costs) of the Company. It also includes promotional costs, recruitment expenses, professional fees, outside services, and depreciation and amortization.

     Research and development expenses consist of personnel costs related to the design and development of the Company's product. These costs are expensed as incurred. However, computer software development costs incurred after the technological feasibility of a product is established and until the product is available for release to customers are capitalized. Capitalized software and purchased technology costs are amortized on a product by product basis based on the greater of the ratio of current sales to estimated total future sales or a straight-line basis over the remaining estimated economic life of the product (no greater than three years) including the current year.

     Certain prior year information has been reclassified to conform with current year presentation.

YEARS ENDED JUNE 30, 1999 AND 1998

     Revenues. Total revenue increased 32% from $22.5 million in 1998 to $29.7 million in 1999. The increase of $7.2 million was principally due to an increase in new and follow-on sales of products and services to U.S. new and emerging carrier customers. Additionally, the Company experienced greater sales of hardware and services relative to software sales.

     Revenue from sales to new and emerging carrier products and services increased 116% or $7.0 million in 1999, an amount nearly equal to the total increase in revenue, and represented 44% of total revenue compared to 27% of total revenue in 1998. This increase is primarily a result of new and follow-on sales of services. Revenues from enterprise network products and services increased 46% or $2.3 million in 1999 and represented 24% of total revenue compared to 22% of total revenue in 1998. This increase reflects stronger demand from the U.S. government, resulting in part from the reinstatement of U.S. Air Force orders which had been suspended in 1998. Revenue from traditional carrier network products and services decreased 18% or $2.1 million in 1999 and represented 32% of total revenue compared to 51% of total revenue in 1998.

     During 1999, the Company experienced a continuation of a trend for customers, especially new and emerging carrier customers, to seek a higher level of involvement by ACE*COMM in their business operations, including more systems integration work, than previously experienced.

     Gross Margins for 1999, were 54% compared to 41% for 1998. The improvement in the gross margin is primarily due to a change in the mix of revenue as services increased in significance relative to lower margin hardware product sales.

     Selling General and Administrative (SG & A) expenses for 1999 were $13.0 million compared to $14.6 million in 1998 (which represented 44% and 65% of revenue in 1999 and 1998, respectively). The decrease in SG & A is primarily attributable to a decrease in employment costs resulting from staff reductions and other cost containment initiatives implemented throughout the year. The decrease was partially offset by an increase in professional service fees.

     Research and Development expenses for 1999 were $1.6 million (5% of revenue) compared to $2.4 million (10% of revenue) in 1998. The decrease of $0.8 million is primarily attributable to a high level of R & D personnel working on revenue producing projects and a greater quantity of customer funded research and development projects.

     Provision for Doubtful Accounts. The Company increased its allowance for doubtful accounts receivable by $0.8 million, wrote off $2.8 million in uncollectible accounts and reported recoveries of $0.4 million in fiscal 1999. In fiscal 1998, the allowance for doubtful accounts was increased by $2.5 million and there were no write-offs or recoveries.

YEARS ENDED JUNE 30, 1998 AND 1997

     Revenues. Total revenue decreased 33% in fiscal 1998 to $22.5 million compared to $33.7 million for 1997. The decrease of $11.2 million was caused by several factors. First, the economic crisis in Korea and the Asia Pacific region significantly reduced the amount of orders for the Company's DCMS hardware products compared to the prior year. Second, the orders expected in 1998 from the Company's continuing work as one of the subcontractors to the U.S. Air Force, were indefinitely delayed in mid-1998. Finally, certain anticipated orders were not placed until late in the fourth quarter of 1998 and had not been completed by the end of the year.

     Revenue from traditional carrier network products decreased as a percentage of total revenue from 65% of total revenue in 1997 to 51% of total revenue in 1998 primarily as a result of the decrease in sales to Korea. Revenue from enterprise network products decreased from 25% of total revenue in 1997 to 22% of total revenue in 1998 primarily as a result of the decreased sales caused from the delay in orders from the U.S. Air Force. Revenue from new and emerging carriers increased from 10% of revenue in 1997 to 27% of revenue in 1998 primarily as a result of increased sales of the new NetPlus PRO*VISION product.

     Gross Margins for 1998 were 41% compared to 48% for 1997. The decrease in the gross margins was caused by the effect of certain fixed costs on lower volume of revenue, particularly with regard to sales of DCMS hardware products, the mix of products and services and the addition of approximately $334,000 of additional reserves for inventory obsolescence.

     Selling General and Administrative (SG & A) expenses for 1998 were $14.6 million compared to $11.3 million in 1997 (representing 65% and 33% of revenue for 1998 and 1997 respectively). A primary cause of the increase was due to the increased personnel, fringe benefits and facilities costs associated with expansion of the Company's marketing, sales and administrative functions in anticipation of receiving significant orders from Korea and the Asia Pacific region before the economic crisis impacted the Company's business.

     In April 1998, the Company completed a general reduction in staffing which included administrative personnel. As a result of these staff reductions and ordinary turnover, the Company expects selling, general and administrative expenses to be lower as a percentage of revenue in 1999.

     Research and Development expenses for 1998 were $2.4 million (10% of revenue) compared to $1.5 million (4% of revenue) in 1997. The increase of $0.9 million was primarily due to the development of the Company's NetPlus PRO*VISION product line for the new and emerging carrier market.

     Provision for Doubtful Accounts. The Company increased its allowance for doubtful accounts receivable in 1998 by $2.5 million, considering the increased aging of accounts and the Company's evaluation of the collectibility of its accounts receivable.

     Income Taxes. The Company recognized a $898,000 benefit from income taxes in 1998 compared to a $898,000 provision for income taxes in 1997. The benefit was recognized as a result of the utilization of the Company's net operating losses which eliminated its deferred income tax liability.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had $3.4 million of cash and cash equivalents, compared to $3.0 million at June 30, 1998. Operating activities provided the Company with $2.7 million for the year ended June 30, 1999. Net income, non-cash depreciation and amortization, a decrease in accounts receivables and inventories, offset by a decrease in accrued expenses and deferred revenue, were the primary drivers of cash provided by operations. During the same period the Company used $1.2 million for purchases of property and equipment and investments in capitalized software. For the year ended June 30, 1999, the Company paid $1.0 million in debt and capital lease obligations which were partially offset by proceeds from the exercise of common stock options and employee stock purchases of $0.1 million.

     Accounts receivables, net of allowances for doubtful accounts, declined to $6.5 million at June 30, 1999 from $10.0 million at June 30, 1998. Accounts receivables include billed accounts receivables, unbilled accounts receivables and an allowance for doubtful accounts. Billed accounts receivables declined to $4.4 million at June 30, 1999 from $8.8 million at June 30, 1998 reflecting aggressive collections and charge-offs of uncollectible accounts. Unbilled accounts receivables decreased to $3.1 million at June 30, 1999 from $3.6 million at June 30, 1998. These receivables primarily represent contractual payment terms which may not be billed for up to twelve months. During 1999, the Company increased its allowance for doubtful accounts receivable by $0.8 million, wrote off $2.8 million in uncollectible accounts and reported recoveries of $0.4 million. The Company believes the allowance for doubtful accounts is adequate.

     Gross inventories decreased to $2.4 million at June 30, 1999 from $3.6 million at June 30, 1998. The decrease of $1.2 million was primarily due to several large shipments made during fiscal 1999, some of which were on hand at June 30, 1998. In addition the Company wrote-off $0.2 million in obsolete inventory during 1999.

     Accrued liabilities decreased to $3.1 million at June 30, 1999 from $6.5 million at June 30, 1998. The decrease of $3.4 million was primarily due to a decrease of $2.9 million in accrued contract costs in 1999. The decrease in accrued contract costs was principally due to commission payments made to a strategic alliance partner doing business in Asia.

     In March 1998, the Company converted a $1.6 million account receivable, outstanding from a prime contractor, to a secured interest-bearing promissory note, payable over a term of 18 months. Principal and interest payments on the note are due monthly through September 1999 at an interest rate of prime plus 1%. At June 30, 1998, the outstanding principal balance was $1.1 million, and all principal and interest payments had been made in accordance with the payment schedule outlined in the note agreement.

     In June 1999, the principal amount of the note was amended to $0.6 million, consisting of the original principal balance of $1.6 million, increased by additional amounts due and payable of $0.2 million, and decreased by principal payments received of $1.2 million. The term of the note was extended to December 1999. At June 30, 1999, the outstanding principal balance was $0.5 million, and all principal and interest payments had been made in accordance with the payment schedule outlined in the amended note agreement.

     In April 1998, the Company obtained from Crestar Bank of Maryland ("Crestar") a revolving credit facility ("line of credit") providing for borrowings of up to $3.5 million. At June 30, 1998, the balance of borrowings under the line of credit included a $100,000 draw on the line of credit, which was subsequently paid in August of 1998, and letters of credit in the aggregate amount of $743,000. In addition, the Company had term loans outstanding from Crestar in the aggregate principal amount of $888,000 at June 30, 1998.

     During the second quarter of fiscal 1999, the Crestar line of credit was cancelled and replaced with a Accounts Receivable Purchase Agreement ("Agreement") with Silicon Valley Bank ("SVB"). The Agreement enables the Company to borrow up to $4.0 million through SVB's discretionary purchases of accounts receivable. SVB will pay up to 80% of the face amount of each receivable, with the balance of such face amount (less certain finance and administrative charges) payable to the Company following collection of the receivable. The receivables purchased by SVB must be collected within 90 days unless otherwise agreed by SVB and the Company, must not be in dispute, and must conform to other eligibility requirements. The purchases are with full recourse against the Company, which has agreed to repurchase any non-conforming receivable subject to SVB's ability to allow the substitution of conforming for non-conforming receivables. The Company's obligations under the Agreement are secured by a security interest in all of the Company's assets. Advances made to the Company are repayable in full upon demand in the event of default under the Agreement, including a breach in any material respect of any representation or warranty as to the receivables purchased or the Company's insolvency. The finance charges and administrative fees under this Agreement are based on an amount equal to SVB's prime rate plus 4% per annum, of the average daily outstanding account balance and .625% of the face amount of each purchased receivable, respectively. Outstanding borrowings as of the date of this filing are $ 1.0 million

     In August 1999, the Company and SVB modified the Agreement to reduce the rate of interest charged from prime plus 4% per annum to prime.

     Under the terms of its office lease, the Company maintains a letter of credit under its line of credit with SVB, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by the Company. The letter of credit required under the lease for 1999 is $400,000 decreasing annually through 2003 to $100,000. As of the date of this filing, the Company was not subject to any draw against this letter of credit by the landlord.

     During 1999, the Company paid down debt balances and its capital lease obligations by $1.0 million. At June 30, 1999, the balance of current and non-current borrowings represents amounts due under a capital lease.

     In September 1999, the Company entered into a one-year loan and security agreement with SVB. The agreement provides for advances of up to $1,250,000 in the aggregate to finance equipment purchases. The minimum amount of each advance is $50,000 and a maximum of ten equipment advances may be made over the term of the agreement. Each advance is repayable over 36 months and is secured by each item of equipment, or personal property financed by the advance. The Company is required under this agreement to maintain certain financial covenants. The agreement also contains other customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the immediate repayment of any outstanding borrowings under the agreement. Interest on each equipment advance is determined by the Bank and is equal to the sum of a comparable term to the U.S. Treasury note, plus 350 basis points. Outstanding advances as of the date of this filing aggregated approximately $ 441,000.

     The Company believes that existing cash balances, cash flows from operations and available sources of financing will be sufficient to support the Company's working capital requirements for at least the next twelve months.

ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS

     ACE*COMM provides products to a technology driven industry sector. Therefore, ACE*COMM's success is dependent in part upon factors beyond its control. This report contains forward-looking statements relating to the prospective operating results of the Company. The following are factors, in addition to those set forth in "Selected Quarterly Financial Data", and "--Year 2000", which could affect ACE*COMM's future operating results. These factors are intended to serve as a cautionary statement to statements that may be made, either verbally or in writing, including those in any other forward-looking statements made by or on behalf of the Company.

     To date, a significant portion of the Company's revenue has been derived from substantial orders placed by large organizations. The Company expects that in the future it will continue to be dependent upon a limited number of customers in any given period for a significant portion of its revenue. The Company's future success may depend upon the continued demand by such customer for its products and services. In addition, in fiscal 2000, management believes that its customers' capital spending decisions will be affected by the diversion of resources to Year 2000 issues and to related changes in their internal operations. The Company's results of operations and financial condition could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellation of orders.

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

     A key element of the Company's business strategy is to develop strategic alliances with leading companies that provide telecommunications services or that manufacture and market network equipment in order to expand the Company's distribution channels and enter new markets. There can be no assurance that the Company will be able to continue to increase the number of, or to expand, these types of relationships, in order to market its products effectively, particularly internationally, or that it will successfully develop other sales and marketing strategies.

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

     Trade receivables subject the Company to the potential for credit risk with customers in the telecommunication services industry and government sector. Approximately 49% of the Company's gross trade receivables balances was represented by five customers at June 30, 1999. To reduce credit risk, the Company conducts ongoing evaluations of its customers and requires letters of credit or other pre-payment arrangements, as appropriate. The Company maintains accounts receivable allowances to provide for potential credit losses. However there can be no assurances that one or more customers will not be unable or unwilling to pay its or their obligations to the Company and in such event the Company's cash flows and financial results would be adversely affected.

     The Company derived approximately $12.1 million, or 41% of its total revenues, from customers outside of the United States in 1999. The Company anticipates that a significant amount of future revenues will be derived from sales to end users in Asia, Europe and other areas of the world. These revenues may be adversely affected by changing economic conditions in foreign countries, which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

YEAR 2000

     The Company develops and markets hardware and software products which (i) collect call record data for use in customer billing, customer care, network surveillance, alarm processing and network management and (ii) automate certain of such network operation and management functions. The Company's products are incorporated in systems used by post, telephone and telegraph companies, telephone and wireless carriers, and large enterprises. The Company's products must be able to process date-dependent data correctly. The Year 2000 problem refers to the limitations in the programming code of certain existing software programs which limit the ability of such programs to accurately produce or process date-sensitive information for the year 2000 and beyond. In the case of the Company's products, unless the relevant software programs are modified prior to December 31, 1999, the supply by an end-user's system of inaccurate date-sensitive data (such as call records) or inaccuracies in the Company's software (including third party operating system software) could cause the Company's products to provide erroneous or inaccurate output data to its customers for billing, network management, etc. Certain of the Company's installed products are the subject of warranties or of maintenance contracts under which the Company agrees to modify products to accurately process date-sensitive information, including dates at and beyond January 1, 2000.

     The Company has completed testing of its current products (including component parts supplied by third parties) for Year 2000 compliance, using the definition of Year 2000 conformity requirements developed by the British Standards Institute. The Company has notified customers that older products may require modification to become Year 2000 compliant and is offering maintenance contracts to provide such modifications for a fee. Customers who have elected not to purchase an extended maintenance contract and want the Company's product to be Year 2000 compliant must procure the Year 2000 upgrade for a fee. Most, but not all, customers have entered into such maintenance or upgrade contracts. The Company plans to complete upgrading all customers who are currently under customer support contracts by September 30, 1999.

     The Company has completed an assessment of the risks and costs associated with the Year 2000 issue on internal hardware and software. The Company is in the process of implementing systems changes and expects this process to be completed for all critical systems by September 30, 1999. The Company is in the process of obtaining an assessment of its non-information technology systems (e.g. elevators, HVAC contained in facilities that the company leases from others).

     The cost of addressing the Company's Year 2000 issues has not been fully quantified. The Company expenses such costs as incurred. Management is not aware of any Year 2000 compliance exposures which would preclude ongoing operations during the next twelve months or which would result in material short-term cash requirements.

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

     The Company has developed a contingency plan to address the situation that may result if the Company or third parties are unable to achieve Year 2000 compliance for its critical operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The Company's Financial Statements, together with the independent accountants' reports thereon, appear at pages F-1 through F-20 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Previously reported

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information called for by Item 10 is incorporated by reference to Proxy Statement for the 1999 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.

ITEM 11.   EXECUTIVE COMPENSATION

           The information called for by Item 11 is incorporated by reference to Proxy Statement for the 1999 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information called for by Item 12 is incorporated by reference to Proxy Statement for the 1999 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information called for by Item 13 is incorporated by reference to Proxy Statement for the 1999 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)                 INDEX TO FINANCIAL STATEMENTS

     The following Financial Statements of the Registrant are filed as part of this report:

                                                                           Page

Report of Independent Auditors      ................................       F-2

Report of Independent Accountants   ................................       F-3

Balance Sheets as of June 30, 1999 and 1998.........................       F-4

Statements of Operations for the years ended June 30, 1999, 1998
            and 1997................................................       F-5

Statements of Stockholders' Equity for the years
            ended June 30, 1999, 1998 and 1997......................       F-6

Statements of Cash Flows for the years
            ended June 30, 1999, 1998 and 1997......................       F-7

Notes to Financial Statements.......................................       F-8


(a)(2)         FINANCIAL STATEMENT SCHEDULES

            Except for the schedule listed below, all other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

            Schedule II - Valuation and Qualifying Accounts                 X-1

(a)(3)         EXHIBITS

            3.2         (A)   Articles of Amendment and Restatement dated
                              November 18, 1991.
            3.3         (A)   Articles of Amendment dated August 6, 1996.
            3.5         (A)   Form of Articles of Amendment and Restatement of
                              the Company.
            3.6         (A)   By-laws of the Company as amended to date.
            4.1         (A)   Form of Specimen of Common Stock Certificate.
            10.1        (A)   Supplier Agreement dated December 16, 1992 between
                              the Registrant and AT&T World Services, Inc.
            10.2        (A)   Marketing Agreement dated June 18, 1990 between
                              the Registrant and AT&T World

                              Services, Inc .
            10.3        (A)   Subcontract Agreement dated February 24, 1994
                              between Registrant and AT&T Corporation,
                              Government Integrated Solutions .
            10.4        (A)   Authorized Distributor Agreement dated July 23,
                              1991 between the Registrant and AmerInd, Inc .
            10.5        (A)   Supply Contract dated August 17, 1994 between the
                              Registrant and Teleglobe Canada, Inc .
            10.6        (A)   License Agreement dated August 1, 1995 between the
                              Registrant and Teleglobe Canada, Inc .
            10.7        (A)   Subcontract No. 95-1350-01 dated November 8, 1995
                              between the Registrant and ANSTEC, Inc .
            10.8        (A)   Agreement of Subcontract dated April 24, 1994
                              between the Registrant and the Communications
                              Systems Division of GTE Government Systems
                              Corporation
            10.9        (A)   Agreement to Purchase Hardware, Render Services
                              and License and Sublicense the Use of Software
                              dated October 11, 1995 between the Registrant and
                              Telefonos de Mexico, S.A. de C.V.
            10.12       (B)*  Form of Term Loan Note entered into Between the
                              Company and two Officers in Fiscal 1997
            10.13       (B)*  Form of Non-Qualified Stock Option Grant Agreement
                              (certain executive officers - fiscal  1997)
            10.14       (B)*  Form of Non-Qualified Stock Option Grant Agreement
                              (certain executive officers - fiscal 1997)
            10.15       (B)*  Executive Bonus Plan
            10.16       (B)   Lease Between Principal Mutual Life Insurance
                              Company and the Company as Tenant dated August 6,
                              1996
            10.22       (C)*  Amended and Restated Omnibus Stock Plan
            10.23       (C)*  Amended and Restated Omnibus Stock Plan for
                              Directors
            10.24       (D)*  Employment Agreement dated as of October 1, 1998
                              between the Company and T. Russotto
            10.25       (D)*  Non-Qualified Stock Option Grant Agreement dated
                              March 23, 1999 between the Company and T.
                              Russotto.
            10.26       (D)*  Incentive Stock Option Grant Agreement dated
                              March 4, 1999 between the Company and J. Eckler.
            23          (D)   Consent of Ernst & Young LLP
            23.1        (D)   Consent of PricewaterhouseCoopers LLP
            27.         (D)   Financial Data Schedule
            27.1        (D)   Amended Financial Data Schedule for the quarters
                              ending September 30, December 31, and March 31,
                              1999
            27.2        (D)   Amended Financial Data Schedule - Fiscal Year 1998
            --------------------------------------------------------------------
                        (A)   Incorporated by reference to the identically
                              numbered exhibit filed as an exhibit to the Company's Registration Statement on Form S-1, File
                              No. 333-25439

                        (B) Incorporated by reference to the identically numbered exhibit filed as an exhibit to the Company's Form 10-K, filed October 1, 1997.

                        (C) Incorporated by reference to the Company's Proxy Statement, dated October 21, 1997.
                        (D) Filed herewith * Management contract or compensatory plan or amendment required to be filed as an exhibit.

(b)  REPORTS ON FORM 8-K and 8-K/A

     A Report on Form 8-K was filed on May 6, 1999, and amended on May 13,1999, with respect to Item 9. Changes in Registrant's Certifying Accountant.

 SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ACE*COMM CORPORATION

                                                 By: /s/George T. Jimenez
                                                     ---------------------------
                                                        George T. Jimenez
                                                        Chief Executive Officer

                                                 Date:  September 28, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME                        TITLE                                         DATE
----                        -----                                         ----

/s/George T. Jimenez        Chief Executive Officer                       September 28, 1999
--------------------        and Chairman of the Board
(George T. Jimenez)



/s/James K. Eckler          Executive Vice President of Finance and       September 28, 1999
------------------          Administration
(James K. Eckler)           (Principal Financial Officer)
                            (Principal Accounting Officer)

/s/Paul G. Casner, Jr.      Director                                      September 28, 1999
----------------------
(Paul G. Casner, Jr.)


/s/Gilbert A. Wetzel        Director                                      September 28, 1999
--------------------
(Gilbert A. Wetzel)

/s/William R. Newlin        Director                                      September 28, 1999
--------------------
(William R. Newlin)

/s/Harry M. Linowes         Director                                      September 28, 1999
-------------------
(Harry M. Linowes)

                              ACE*COMM CORPORATION

INDEX TO FINANCIAL STATEMENTS

     The following Financial Statements of the Registrant are filed as part of this report:

                                                                         Page

Report of Independent Auditors...........................................F-2

Report of Independent Accountants........................................F-3

Balance Sheets as of June 30, 1999 and 1998..............................F-4

Statements of Operations for the years ended June 30,
            1999, 1998 and 1997..........................................F-5

Statements of Stockholders' Equity for the years
            ended June 30, 1999, 1998 and 1997...........................F-6

Statements of Cash Flows for the years ended June 30,
            1999, 1998 and 1997..........................................F-7

Notes to Financial Statements............................................F-8

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of ACE*COMM Corporation

We have audited the accompanying balance sheet of ACE*COMM Corporation as of June 30, 1999, and the related statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ACE*COMM Corporation at June 30, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Ernst & Young LLP

Washington, D.C.
August 25, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ACE*COMM Corporation

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ACE*COMM Corporation at June 30, 1998, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Washington, D.C.
September 29, 1998

                              ACE*COMM CORPORATION
                                 BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                        JUNE 30,
                                                                     -----------------------------------------------
                                                                            1999                       1998
                                                                     --------------------       --------------------
                    ASSETS

Current assets:
  Cash and cash equivalents                                          $            3,424         $            2,956
  Accounts receivable, net                                                        6,547                      9,985
  Inventories, net                                                                2,152                      3,232
  Notes receivable                                                                  516                        825
  Prepaid expenses and other                                                        466                        666
                                                                     --------------------       --------------------
     Total current assets                                                        13,105                     17,664
Property and equipment, net                                                       3,779                      4,069
Capitalized software development costs, net                                       1,747                      2,461
Notes receivable                                                                      -                        310
Other assets                                                                         68                         89
                                                                     ====================       ====================
     Total assets                                                    $           18,699         $           24,593
                                                                     ====================       ====================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Borrowings                                                         $               47         $            1,030
  Accounts payable                                                                1,517                      2,010
  Accrued expenses                                                                  797                        739
  Accrued compensation                                                            1,621                      2,161
  Accrued contract costs                                                            718                      3,577
  Deferred revenue                                                                  446                      2,169
                                                                     --------------------       --------------------
     Total current liabilities                                                    5,146                     11,686
  Noncurrent borrowings                                                              74                        122
                                                                     --------------------       --------------------
     Total liabilities                                                            5,220                     11,808
                                                                     --------------------       --------------------

Commitments and contingencies ( Note 14 )

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized, 0
  shares issued and outstanding                                                       -                          -
  Common stock, $.01 par value, 45,000,000 shares authorized,
  8,877,628 and 8,807,049 shares issued and outstanding                              89                         88
  Additional paid-in capital                                                     19,897                     19,822
  Accumulated deficit                                                            (6,507)                    (7,125)
                                                                     --------------------       --------------------
     Total stockholders' equity                                                  13,479                     12,785
                                                                     --------------------       --------------------

     Total liabilities and stockholders' equity                      $           18,699         $           24,593
                                                                     ====================       ====================




   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                YEARS ENDED JUNE 30,
                                                         -------------------------------------------------------------------
                                                                 1999                  1998                     1997
                                                         -------------------     -----------------      --------------------

Revenue                                                    $      29,657           $      22,465          $      33,684
Cost of revenue                                                   13,765                  13,325                 17,627
                                                         -------------------     -----------------      --------------------
Gross profit                                                      15,892                   9,140                 16,057
Selling, general and administrative expense                       13,046                  14,574                 11,254
Research and development expense                                   1,562                   2,358                  1,472
Provision for doubtful accounts                                      812                   2,455                      -
                                                         -------------------     -----------------      --------------------

Income (loss) from operations                                        472                 (10,247)                 3,331
Interest income                                                     (185)                   (247)                  (347)
Interest expense                                                      39                     117                    156
                                                         -------------------     -----------------      --------------------
Income (loss) before income taxes                                    618                 (10,117)                 3,522
Income tax (benefit) provision                                         -                    (898)                   898
                                                         -------------------     -----------------      --------------------
Net income (loss)                                           $        618            $     (9,219)          $      2,624
                                                         ===================     =================      ====================

Basic net income (loss) per share                           $       0.07            $      (1.06)          $       0.35
                                                         ===================     =================      ====================
Diluted net income (loss) per share                         $       0.07            $      (1.06)          $       0.32
                                                         ===================     =================      ====================
Shares used in computing net income (loss) per share:
    Basic                                                          8,838                   8,708                  7,460
                                                         ===================     =================      ====================
    Diluted                                                        8,931                   8,708                  8,152
                                                         ===================     =================      ====================



   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                          PREFERRED STOCK                              COMMON STOCK
                                               ---------------------------------------    ----------------------------------------
                                                              CLASS B
                                                    SHARES              PAR VALUE              SHARES              PAR VALUE
                                               ------------------    -----------------    -----------------    -------------------
 Balance, June 30, 1996                                      1       $             1                 3,590     $             36
 Accretion of preferred stock dividends                      -                     -                     -                    -
 Conversion of preferred stock, Class C                      -                     -                 1,531                   15
 Redemption of preferred stock, Class B                     (1)                   (1)                    -                    -
 Issuance of common stock pursuant to
   initial public offering                                   -                     -                 2,645                   26
 Exercise of common stock options                            -                     -                   838                    8
 Repurchase and retirement
   of common stock                                           -                     -                   (54)                   -
 Net income for the year ended June 30, 1997                 -                     -                     -                    -
                                               ------------------    -----------------    -----------------    -------------------
 Balance, June 30, 1997                                      -       $             -                 8,550     $             85
 Exercise of common stock options                            -                     -                   258                    3
 Repurchase and retirement
   of common stock                                           -                     -                    (1)                   -
Net loss for the year ended June 30, 1998                    -                     -                     -                    -
                                               ------------------    -----------------    -----------------    -------------------
Balance, June 30, 1998                                       -       $             -                 8,807     $             88
Exercise of common stock options                             -                     -                    66                    1
Employee stock purchase plan                                 -                     -                     4                    -
Net income for the year ended June 30, 1999                  -                     -                     -                    -
                                               ------------------    -----------------    -----------------    -----------------
Balance, June 30, 1999                                       -       $             -                 8,877     $             89
                                               ==================    =================    =================    ===================

                                                                        (ACCUMULATED
                                                  ADDITIONAL              DEFICIT)
                                                   PAID-IN                RETAINED
                                                   CAPITAL                EARNINGS                TOTAL
                                               -----------------    ---------------------    ----------------
 Balance, June 30, 1996                        $           343      $              (530)      $        (150)
 Accretion of preferred stock dividends                    (17)                       -                 (17)
 Conversion of preferred stock, Class C                  2,264                        -               2,279
 Redemption of preferred stock, Class B                   (307)                       -                (308)
 Issuance of common stock pursuant to
   initial public offering                              16,083                        -              16,109
 Exercise of common stock options                        2,060                        -               2,068
 Repurchase and retirement
   of common stock                                        (896)                       -                (896)
 Net income for the year ended June 30, 1997                 -                    2,624               2,624
                                               -----------------    ---------------------    ----------------
 Balance, June 30, 1997                        $        19,530      $             2,094       $      21,709
 Exercise of common stock options                          313                        -                 316
 Repurchase and retirement
   of common stock                                         (21)                       -                 (21)
Net loss for the year ended June 30, 1998                    -                   (9,219)             (9,219)
                                               -----------------    ---------------------    ----------------
Balance, June 30, 1998                         $        19,822      $            (7,125)      $      12,785
Exercise of common stock options                            64                        -                  65
Employee stock purchase plan                                11                        -                  11
Net income for the year ended June 30, 1999                  -                      618                 618
                                               ---------------    -----------------------    ----------------
Balance, June 30, 1999                                $ 19,897      $            (6,507)      $      13,479
                                               =================    =====================    ================


   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   YEARS ENDED JUNE 30,
                                                                      -------------------------------------------
                                                                          1999            1998            1997
                                                                      ------------   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $      618     $    (9,219)    $    2,624
Adjustments to reconcile net income (loss) to net cash provided by
(used for) operating
activities:
  Depreciation and amortization                                            2,243           1,563          1,135
  Provision for doubtful accounts                                            812           2,455              -
Changes in operating assets and liabilities:
  Accounts receivable                                                      2,626           3,680         (7,476)
  Inventories, net                                                         1,080            (418)          (978)
  Notes receivable                                                           619          (1,135)             -
  Prepaid expenses and other assets                                          221             362           (367)
  Accounts payable                                                          (493)           (725)          (387)
  Accrued liabilities                                                     (3,341)            351          4,078
  Deferred income taxes                                                        -            (898)           898
  Deferred revenue                                                        (1,723)          1,659         (1,380)
                                                                      ------------   -------------   ------------
Net cash provided by (used for) operating activities                       2,662          (2,325)        (1,853)
                                                                      ------------   -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                         (624)         (1,203)        (2,390)
Additions to capitalized software development costs                         (615)         (1,343)        (1,371)
                                                                      ------------   -------------   ------------
Net cash used for investing activities                                    (1,239)         (2,546)        (3,761)
                                                                      ------------   -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase  in line of credit                                  (100)            100         (4,446)
Other borrowings                                                               -               -          1,000
Payments on debt                                                            (883)           (450)          (341)
Principal payments under capital lease obligation                            (48)            (38)           (21)
Net proceeds from common stock issued                                          -               -         16,109
Exercise of common stock options                                              65             316          2,068
Employee stock purchase plan                                                  11               -              -
Repurchase and retirement of common stock                                      -             (21)          (896)
Redemption of class B preferred shares                                         -               -           (308)
                                                                      ------------   -------------   ------------
Net cash (used for) provided by financing activities                        (955)            (93)        13,165
                                                                      ------------   -------------   ------------
Net increase (decrease) in cash and cash equivalents                         468          (4,964)         7,551
Cash and cash equivalents at beginning of year                             2,956           7,920            369
                                                                      ============   =============   ============
Cash and cash equivalents at end of year                              $    3,424     $     2,956     $    7,920
                                                                      ============   =============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for :
    Interest                                                          $       39     $       114     $      164

SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES:
Accretion of preferred stock dividends                                $        -     $        -      $       17
Purchase of equipment under capital lease                             $        -     $        -      $      222
Conversion of Class C preferred stock                                 $        -     $        -      $    2,279


   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

ACE*COMM Corporation (the "Company") develops, sells and services Operations Support Systems ("OSS") hardware and software products for data and voice networks. The Company's customers include telecommunications service providers and large enterprises operating data and voice networks using intranets and the Internet. The Company's products perform such functions as billing data collection, network surveillance, alarm processing and network management.

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

REVENUE RECOGNITION

The Company derives revenues from hardware sales, services, and software license fees. Revenue from hardware sales is recognized upon delivery. Revenue from services consists of consulting, service bureau processing, system design and analysis, customization and installation, training, support and maintenance fees. Revenue from service bureau processing and consulting are recognized as services are performed. Revenue from support and maintenance services are recognized ratably over the term of the related agreement, generally one year.

The Company's software licenses to end users generally provide for an initial license fee to use the product in perpetuity. Under certain contracts, the Company licenses the source code of its software to resellers for subsequent modification and resale. Revenue from software licenses is recognized at the time of delivery, provided that the Company has no remaining service obligations, collectibility is considered probable and the fees are fixed and determinable. Revenue from contracts with payment terms in excess of one year is recognized to the extent of payments that are probable and due within one year. Revenue related to obligations to provide post contract customer support without charge is unbundled from the license and recognized ratably over the term of the agreement. Where there are service obligations (such as system design and analysis, customization, installation and training) that are essential to the functionality of the software delivered, revenue from software license fees and services are recorded using the percentage-of-completion method, whereby revenue is recognized based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis.

In 1999, the Company adopted Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended. SOP 97-2 provides guidance in recognizing revenue on software transactions and did not significantly affect existing revenue recognition policies.

Payments received for revenues not yet recognized are reflected as deferred revenue in the accompanying balance sheets. Revenue recognized prior to the scheduled billing date of an item is reflected as unbilled accounts receivable.

CASH EQUIVALENTS

The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents.

INVENTORIES

Inventories, which consist principally of purchased materials to be used in the production of finished goods, are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows: equipment and vehicles - 7 years; computer equipment -3 to 7 years. Leasehold improvements are amortized on a straight-line method over the shorter of the improvements' estimated useful lives or related remaining lease terms. Maintenance and repair costs are charged to current earnings. Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances indicate the carrying value of an asset may not be recoverable.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company owns certain proprietary rights to computer software systems that the Company has either developed or purchased and licensed to customers. Purchased computer software and the related copyrights are capitalized at their costs.

Research and development costs are expensed as incurred. However, computer software development costs incurred after technological feasibility of a product is established through the time when the product is available for release to customers are capitalized. Capitalized software and purchased technology costs are amortized on a product by product basis based on the greater of the ratio of current sales to estimated total future sales or a straight-line basis over the remaining estimated economic life of the product, not exceeding 3 years. The Company periodically evaluates its capitalized software costs for recoverability against anticipated future revenues, and writes down or writes off capitalized software costs if recoverability is in question.

EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income (loss) by the weighted average of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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

NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable consist of the following (in thousands):

                                                                    JUNE 30,
                                         ---------------------------------------------------------------
                                                    1999                               1998
                                         ----------------------------       ----------------------------

Billed                                   $                  4,355           $                  8,829
Unbilled                                                    3,059                              3,621
Allowance for doubtful accounts                              (867)                            (2,465)
                                         ----------------------------       ----------------------------
                                         $                  6,547           $                  9,985
                                         ============================       ============================

Unbilled receivables include costs and estimated profit on contracts in progress which have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. In fiscal 1999, $2,410,000 in accounts receivable were written off, net of recoveries. There were no write-offs of accounts receivable in 1998 and 1997.

NOTES RECEIVABLE

In March 1998, the Company converted a $1.6 million account receivable, outstanding from a prime contractor, to a secured interest-bearing promissory note, payable over a term of 18 months. Principal and interest payments on the note are due monthly through September 1999 at an interest rate of prime plus 1%. At June 30, 1998, the outstanding principal balance was $1.1 million, and all principal and interest payments had been made in accordance with the payment schedule outlined in the note agreement.

In June 1999, the principal amount of the note was amended to $0.6 million, consisting of the original principal balance of $1.6 million, increased by additional amounts due and payable of $0.2 million, and decreased by principal payments received of $1.2 million. The term of the note was extended to December 1999. At June 30, 1999, the outstanding principal balance was $0.5 million, and all principal and interest payments had been made in accordance with the payment schedule outlined in the amended note agreement.

NOTE 4 - INVENTORIES

Inventories consist of the following (in thousands):

                                                                    JUNE 30,
                                         ---------------------------------------------------------------
                                                    1999                               1998
                                         ----------------------------       ----------------------------

Inventories                              $                  2,404           $                  3,581
Allowance for obsolescence                                   (252)                              (349)
                                         ----------------------------       ----------------------------
                                         $                  2,152           $                  3,232
                                         ============================       ============================

In fiscal 1999, $220,000 in obsolete inventories were written off. There were no write-offs of inventories in fiscal years 1998 and 1997.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                           JUNE 30,
                                                ---------------------------------------------------------------
                                                           1999                               1998
                                                ----------------------------       ----------------------------

Computer equipment                              $                  5,172           $                  4,454
Office equipment                                                   1,055                              1,153
Vehicles                                                               -                                 42
Leasehold improvements                                               205                                205
                                                ----------------------------       ----------------------------
                                                                   6,432                              5,854
Less accumulated depreciation and amortization                    (2,653)                            (1,785)
                                                ----------------------------       ----------------------------
                                                $                  3,779           $                  4,069
                                                ============================       ============================

Depreciation expense of property and equipment amounted to $914,000, $604,000 and $448,000 in 1999, 1998 and 1997, respectively. At June 30, 1999 and 1998, office equipment includes a capitalized lease in the amount of $222,000 and accumulated depreciation of $ 57,000 and $35,000, respectively.


NOTE 6 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs consist of the following (in thousands):

                                                                   JUNE 30,
                                           ---------------------------------------------------------
                                                     1999                            1998
                                           -------------------------       -------------------------

Capitalized software development costs     $               7,897           $               7,282
Less accumulated amortization                             (6,150)                         (4,821)
                                           -------------------------       -------------------------
                                           $               1,747           $               2,461
                                           =========================       =========================

Amortization expense of capitalized software amounted to $1,329,000, $959,000 and $687,000 in 1999, 1998 and 1997, respectively.

NOTE 7 - BORROWINGS

The Company's borrowings consist of the following (in thousands):

                                                                                     JUNE 30,
                                                             ---------------------------------------------------------
                                                                       1999                            1998
                                                             -------------------------       -------------------------

Installment note with Crestar Bank, due in monthly
installments through July 1, 2001, bearing interest
at the bank's prime rate (8.5% at June 30, 1998),
collateralized by general assets of the Company.             $                   -           $                 771

Installment notes with Crestar Bank, due in monthly
installments through June 2000, bearing interest at
the bank's prime rate (8.5% at June 30, 1998) plus 1%,
collateralized by accounts receivable, inventory and
specific equipment.                                                              -                             117

Capital lease obligation for the use of an office
telephone system, principal plus interest (10.03%),
due in monthly installments through November 2001.                             121                             164

Line of credit with Crestar Bank, credit limit up to
$3.5 million due December 31, 1998, bearing interest at
LIBOR (5.66% at June 30, 1998) plus 2.5%, collateralized
by general assets of the Company.                                                -                             100

                                                             -------------------------       -------------------------
Total borrowings                                                               121                           1,152

Less current portion                                                           (47)                         (1,030)
                                                             -------------------------       -------------------------

Noncurrent portion                                           $                  74           $                 122
                                                             =========================       =========================

LINE OF CREDIT

In April 1998, the Company obtained from Crestar Bank of Maryland ("Crestar") a revolving credit facility ("line of credit") providing for borrowings of up to $3.5 million. At June 30, 1998, the balance of borrowings under the line of credit included a $100,000 draw on the line of credit, which was subsequently paid in August of 1998, and letters of credit in the aggregate amount of $743,000 (see Note 14). In addition, the Company had term loans outstanding from Crestar in the aggregate principal amount of $888,000 at June 30, 1998. The Company was in default of the line of credit at June 30, 1998. However, the Company arranged alternative financing to support working capital needs during the period of default.

During the second quarter of fiscal 1999, the Crestar line of credit was canceled and replaced with a Accounts Receivable Purchase Agreement ("Agreement") with Silicon Valley Bank ("SVB"). The Agreement enables the Company to borrow up to $4.0 million through SVB's discretionary purchases of accounts receivable. SVB will pay up to 80% of the face amount of each receivable, with the balance of such face amount (less certain finance and administrative charges) payable to the Company following collection of the receivable. The receivables purchased by SVB must be collected within 90 days unless otherwise agreed by SVB and the Company, must not be in dispute, and must conform to other eligibility requirements. The purchases are with full recourse against the Company, which has agreed to repurchase any non-conforming receivable subject to SVB's ability to allow the substitution of conforming for non-conforming receivables. The Company's obligations under the Agreement are secured by a security interest in all of the Company's assets. Advances made to the Company are repayable in full upon demand in the event of default under the Agreement, including a breach in any material respect of any representation or warranty as to the receivables purchased or the Company's insolvency. The finance charges and administrative fees under this Agreement are based on an amount equal to SVB's prime rate plus 4% per annum, of the average daily outstanding account balance and .625% of the face amount of each purchased receivable, respectively. As of June 30, 1999, there were no outstanding borrowings.

In August 1999, the Company and SVB modified the Agreement to reduce the rate of interest charged from prime plus 4% per annum to prime.

NOTE 8 - RETIREMENT PLAN

The Company has a 401(k) plan, under which to be eligible, employees must have completed six months of service, be at least 21 years of age and be credited with 1,000 hours of service. The Company may make contributions to the plan at its discretion. Contributions expensed by the Company during 1999, 1998, and 1997 were approximately $110,000, $0, and $103,000, respectively.

NOTE 9 - INCOME TAXES

Deferred tax assets (liabilities) are related to the following (in thousands):

                                                                       JUNE 30,
                                                  ---------------------------------------------------
                                                           1999                         1998
                                                  -----------------------      ----------------------

Tax assets:
     Inventories                                  $                336         $                460
     Accrued expenses                                              645                          808
     Net operating loss carryforwards                            3,097                        6,806
     Tax credit carryforwards                                      519                          572
     Other                                                           -                          115
                                                  -----------------------      ----------------------
               Gross deferred tax assets                         4,597                        8,761
                                                  -----------------------      ----------------------

Tax liabilities:
     Income on contracts                                        (1,161)                      (1,846)
     Software costs                                               (663)                        (871)
     Depreciation                                                 (420)                        (456)
                                                  -----------------------      ----------------------
               Gross deferred tax liabilities                   (2,244)                      (3,173)
                                                  -----------------------      ----------------------
          Net deferred tax asset                                 2,353                        5,588
     Valuation allowance                                        (2,353)                      (5,588)
                                                  -----------------------      ----------------------
     Net deferred tax                             $                  -         $                  -
                                                  =======================      ======================

The components of the (benefit) provision for income taxes are as follows (in thousands):

                                                             YEARS ENDED JUNE 30,
                               ---------------------------------------------------------------------------------
                                        1999                         1998                         1997
                               -----------------------      -----------------------      -----------------------

Current:
          Federal              $                  -         $                  -         $                  -
          State                                   -                            -                            -
                               -----------------------      -----------------------      -----------------------
Total current                                     -                            -                            -
                               -----------------------      -----------------------      -----------------------

Deferred
          Federal                                 -                         (745)                         745
          State                                   -                         (153)                         153
                               -----------------------      -----------------------      -----------------------
Total deferred                                    -                         (898)                         898
                               -----------------------      -----------------------      -----------------------

Total                          $                  -         $               (898)        $                898
                               =======================      =======================      =======================

The Company records a valuation allowance for deferred tax assets when it is management's judgment that it is more likely than not that all or a portion of a deferred tax asset will not be realized. Any income tax benefit resulting from the utilization of operating losses resulting from the exercise of options will be reflected in additional paid-in-capital (versus through the tax provision) when actually realized for tax purposes.

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

At June 30, 1999, the Company has available general business credit carryforwards of approximately $250,000, which are available to offset future income tax and expire in years through 2007. The Company also has net operating loss carryforwards for tax purposes of approximately $8.0 million that expire in years 2007 through 2019. Included in net operating loss carryforwards at June 30, 1999 are $4.7 million for tax deductions related to non-qualified stock options. Ownership changes as defined by the Internal Revenue Code, may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

The total income tax (benefit) provision for each year varied from the amount computed by applying the statutory U.S. Federal income tax rates to net income
(loss) before income taxes as follows (in thousands):

                                                                                  YEARS ENDED JUNE 30,
                                                        ----------------------------------------------------------------------
                                                                 1999                     1998                     1997
                                                        ---------------------    ---------------------    --------------------

Income tax provision (benefit) at statutory rate        $                210     $             (1,963)    $             1,287
State income taxes net of Federal benefit                                 30                     (229)                    178
Nondeductible expenses                                                    47                       79                      70
Foreign tax credit                                                        53                        -                    (259)
Other                                                                      -                      390                    (101)
Change in valuation allowance                                           (340)                     825                    (277)
                                                        ---------------------    ---------------------    --------------------
     Actual (benefit) provision                         $                  -     $               (898)    $               898
                                                        =====================    =====================    ====================

NOTE 10 - STOCKHOLDERS' EQUITY

Employee Stock Purchase Plan

In 1999, the Company adopted an Employee Stock Purchase Plan (the "Plan") to provide a method whereby all employees have an opportunity to acquire a proprietary interest in the Company through the purchase of shares of common stock. The Plan is implemented through common stock offerings in consecutive offering periods, each constituting a calendar quarter. The first offering period commenced on January 1, 1999. The option price of the common stock, purchased with payroll deductions made during an offering period, is the lower of 85% of the closing price of the common stock on the first eligible trading day of an offering period or 85% of the closing price of the common stock on the last eligible day of an offering period. The maximum number of shares of common stock which may be issued under the Plan is 240,000 shares. During 1999, the Company issued 4,296 shares of common stock under the Plan.

Stock Options

OMNIBUS STOCK PLAN ("OMNIBUS PLAN")

In connection with the Shareholder approved Omnibus Plan, the Company has reserved 3,200,000 shares of Common Stock to grant nonqualified and incentive stock options to officers and employees. The exercise price of each option granted under the Omnibus Plan is determined by the Compensation Committee, and is limited to a minimum of the fair market value of the Company's Common Stock on the date of grant. The Omnibus Plan also provides for the issuance of restricted or unrestricted stock, stock appreciation rights and phantom stock options. The Company may grant options under the Omnibus Plan until September 2007.

The terms of option grants and issuances of restricted stock, stock appreciation rights and phantom stock options, including vesting and exerciseability, are determined by the Compensation Committee. Options and phantom stock options granted to date vest either immediately or over a period of one to eight years from the date of grant, subject to accelerated vesting in certain events such as a change of control, and expire upon the earlier of the employee's termination or five or ten years from the date of grant. Certain options and phantom stock options granted in 1999, 1998, and 1997 are further subject to accelerated vesting based on achievement of certain pre-determined performance goals.
Vested options and phantom stock options become exercisable immediately upon vesting or within three years from the date of grant. As of June 30, 1999, 1998 and 1997, there were outstanding phantom stock options totaling 10,082, 8,082, and 3,082, respectively, and no restricted stock or stock appreciation rights had been granted. Compensation cost associated with the 1999, 1998, and 1997 phantom stock option grants was immaterial.

In July 1998, the Company re-priced 122,984 options and phantom stock options with original exercise and base unit prices of $12.00 to the $5.00 fair market value on the date of re-pricing. During fiscal year 1998, the Company re-priced 80,000 options with an original exercise price of $17.75 to the $6.38 fair market value on the date of re-pricing. No other terms of the options were modified. There were no modifications of option terms in 1997.

STOCK OPTION PLAN FOR DIRECTORS ("DIRECTORS' PLAN")

In connection with the Shareholder approved Directors' Plan, the Company has reserved 200,000 shares of Common Stock to grant nonqualified stock options to non-employee members of the Company's Board of Directors. The exercise price of each option granted under the Directors' Plan is limited to a minimum of the fair market value of the Company's Common Stock on the date of grant. The Company may grant options under the Directors' Plan until July 2000.

Options granted to directors through June 30, 1997 vest 4,500 shares each year from the date of grant. Options granted subsequent to June 30, 1997 vest 3,000 shares each year from the date of grant. Vested options become exercisable immediately upon vesting. Options granted under the Directors' Plan generally expire five years from date of grant.

Information relating to all the plans is summarized as follows:

                                       OMNIBUS PLAN                                                  DIRECTORS' PLAN
                                       --------------------------------------------    --------------------------------------------
                                                                WEIGHTED AVG.                                     WEIGHTED AVG.
                                       NUMBER OF SHARES          SHARE PRICE            NUMBER OF SHARES           SHARE PRICE
                                       -----------------      -------------------      -------------------      -------------------
Outstanding Options at June 30, 1996        1,033,211         $          1.40                    40,500         $            1.92
Granted                                       744,677                    8.86                    13,500                      7.00
Exercised                                    (806,960)                   2.55                   (31,500)                     0.50
Expired                                        (5,250)                  12.00                         -                         -
                                       -----------------      -------------------      -------------------      -------------------
Outstanding Options at June 30, 1997          965,678                    6.13                    22,500                      7.00

Granted                                       689,883                    7.67                     9,000                     17.50
Exercised                                    (257,871)                   1.22                         -                         -
Expired                                      (286,908)                  10.48                         -                         -
                                       -----------------      -------------------      -------------------      -------------------
Outstanding Options at June 30, 1998        1,110,782                    7.10                    31,500                     10.00

Granted                                       795,259                    3.47                    15,000                      4.39
Exercised                                     (66,283)                   0.97                         -                         -
Expired                                      (393,687)                   8.07                         -                         -
                                       -----------------      -------------------      -------------------      -------------------
Outstanding Options at June 30, 1999        1,446,071         $          5.12                    46,500         $            8.19
                                       =================      ===================      ===================      ===================

Options exercisable at June 30, 1997          584,697         $          3.41                     9,000         $            7.00
                                       =================      ===================      ===================      ===================
Options exercisable at June 30, 1998          444,354         $          6.18                    18,000         $            7.00
                                       =================      ===================      ===================      ===================
Options exercisable at June 30, 1999          576,579         $          6.35                    25,500         $            8.24
                                       =================      ===================      ===================      ===================
Options available for granting                347,609                                            90,500
                                       =================                               ===================

The following table summarizes information about stock options outstanding at June 30, 1999:

                           OPTIONS OUTSTANDING                                                           OPTIONS EXERCISABLE
-------------------------------------------------------------------------------------------  ---------------------------------------
                                                       Weighted-
                                                        Average
                                   Number              Remaining          Weighted-               Number               Weighted-
        Range of                 Outstanding          Contractual          Average              Exercisable             Average
     Exercise Prices          at June 30, 1999        Life (yrs)       Exercise Price        at June 30, 1999       Exercise Price
-------------------------- ------------------------  ------------  ------------------------  ---------------------  ----------------

$ 0.41 to $ 1.78                            38,874        0.6      $                 0.77                  38,874   $           0.77
$ 1.78 to $ 3.55                           437,575        9.6      $                 2.29                       -                  -
$ 3.55 to $ 5.33                           295,413        8.7      $                 4.87                  86,428   $           5.00
$ 5.33 to $ 7.10                           624,262        6.2      $                 6.59                 439,658   $           6.68
$ 7.10 to $ 8.88                             3,000        4.6      $                 7.94                       -                  -
$10.65 to $12.43                            79,263        7.8      $                11.88                  28,935   $          11.88
$14.20 to $15.98                             5,184        2.6      $                14.75                   5,184   $          14.75
$15.98 to $17.75                             9,000        3.4      $                17.50                   3,000   $          17.50
                           ------------------------                                             -----------------
                                         1,492,571                                                        602,079
                           ========================                                             =================

FINANCIAL ACCOUNTING STANDARDS NO. 123

Effective June 30, 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with the standard, the Company has elected to continue to measure compensation expense for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company recorded no compensation cost associated with stock options in 1999, 1998 and 1997.

For the purposes of the pro forma amounts shown below, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model. The weighted-average assumptions included in the Company's fair value calculations are as follows:

                                        1999                        1998                         1997
                               -----------------------     -----------------------      -----------------------

Expected life (years)                         3-8                          3-8                        3-8
Risk-free interest rate                       5-6 %                        5-6 %                        6 %
Expected volatility                           123 %                         81 %                       77 %
Dividend yield                                  0 %                         0  %                        0 %


The weighted average fair value of stock options granted under the stock option plans during 1999, 1998 and 1997 was $2.91, $5.48 and $5.83 respectively. If the Company determined compensation costs for these plans in accordance with SFAS 123, the Company's net (loss) income and earnings per share would have been:

(amounts in thousands except per share amounts)             1999                         1998                         1997
                                                   -----------------------      -----------------------      -----------------------
Pro-forma amounts
  Net (loss) income                                   $           (1,010)          $           (9,893)         $              1,212
                                                   =======================      =======================      =======================
  Basic (loss) income per share                       $            (0.11)          $            (1.14)         $               0.16
                                                   =======================      =======================      =======================
  Diluted (loss) income per share                     $            (0.11)          $            (1.14)         $               0.15
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

Activity with respect to Class C Preferred Stock was as follows (in thousands):

Balance, June 30, 1996                                                                     2,262
Accretion of dividends                                                                        17
Conversion upon initial public offering                                                   (2,279)
                                                                      ----------------------------
Balance, June 30, 1997                                                $                        -
                                                                      ============================

NOTE 12 - EARNINGS PER SHARE
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following is a reconciliation of the numerators and denominators of basic net income (loss) per common share ("Basic EPS") and diluted net income (loss) per common share ("Diluted EPS"):

                                                                               YEARS ENDED JUNE 30,
                                                         -----------------------------------------------------------------
                                                                1999                   1998                    1997
                                                         ------------------     ------------------      ------------------

BASIC EPS:
Income (numerator):
    Net income (loss)                                    $           618        $        (9,219)        $         2,624
    Less:  preferred stock dividends                                   -                      -                     (17)
                                                         ------------------     ------------------      ------------------

Net income (loss) available to common stockholders       $           618        $        (9,219)        $         2,607
                                                         ==================     ==================      ==================
Shares (denominator):
     Weighted average common shares                                8,838                  8,708                   7,460
                                                         ==================     ==================      ==================

Basic EPS                                                $          0.07        $         (1.06)        $          0.35
                                                         ==================     ==================      ==================

DILUTED EPS:
Income (numerator):
     Net income (loss)                                   $           618        $        (9,219)        $         2,624
     Less:  Preferred stock dividends                                                         -                     (17)
Effect of dilutive securities:
     Convertible preferred stock                                                              -                      17
                                                         ------------------     ------------------      ------------------

Net income (loss) available to common stockholders       $           618        $        (9,219)        $         2,624
                                                         ==================     ==================      ==================
Shares (denominator):
     Weighted average common shares                                8,838                  8,708                   7,460
     Stock options                                                    93                      -                     486
     Convertible preferred stock                                                              -                     206
                                                         ------------------     ------------------      ------------------

     Total weighted shares and equivalents                         8,931                  8,708                   8,152
                                                         ==================     ==================      ==================
Diluted EPS                                              $          0.07        $         (1.06)        $          0.32
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

NOTE 14 - COMMITMENTS AND CONTINGENCIES

At June 30, 1998 the Company had a $450,000 letter of credit arrangement with Crestar which guarantees the Company's performance to its landlord (see Note 7). During the second quarter of fiscal 1999, the Company replaced its letter of credit arrangement with Crestar with a new $400,000 standby letter of credit arrangement with Silicon Valley Bank. The letter of credit is secured by restricted cash equivalents maintained at SVB; the requirement decreases annually through 2003 to $100,000.

At June 30, 1998, the Company had letter of credit arrangements with Crestar totaling $293,000 which guaranteed the Company's performance under certain contracts (see Note 7). The letter of credit arrangement expired in the second quarter of fiscal 1999.

The Company leases office space under non-cancelable operating leases. Lease terms range from two to seven years and include renewal options for additional periods. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Additionally, the Company leases equipment under operating leases which, in the aggregate, are not significant.

The Company is committed for the payment of minimum rentals under operating lease agreements through the year 2004 in the following amounts (in thousands):

              YEAR ENDING JUNE 30,                            AMOUNT
       -------------------------------------       -----------------------------

                      2000                         $                        810
                      2001                                                  803
                      2002                                                  790
                      2003                                                  736
                      2004                                                  310
                                                   -----------------------------

                                                   $                      3,449
                                                   =============================

The total rental expense under operating leases was $868,000, $813,000 and $728,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

NOTE 15 - EXPORT SALES AND SALES TO MAJOR CUSTOMERS

EXPORT SALES

The Company sells its products worldwide from its headquarters in Gaithersburg, Maryland. The following is a breakdown of the Company's revenue by geographic area (in thousands):

                                      -----------------------     -----------------------      -----------------------
                                               1999                        1998                         1997
                                      -----------------------     -----------------------      -----------------------
U.S.                                     $       17,519               $      12,314                $      12,770
Canada and Mexico                                 1,670                       2,557                        7,746
Asia                                              7,971                       5,178                       11,186
Europe                                              999                         858                        1,203
South America                                       222                         815                          699
Africa and Middle East                            1,276                         743                           80
                                      -----------------------     -----------------------      -----------------------
     Total Revenue                       $       29,657              $       22,465                $      33,684
                                      =======================     =======================      =======================

SALES TO MAJOR CUSTOMERS

Sales to three customers representing a single end-user in Asia comprised approximately 14%, 9% and 21% of total revenue for 1999, 1998 and 1997, respectively. Sales to an end user in Mexico comprised approximately 7% and 17% of the Company's revenues in 1998 and 1997, respectively. Two other customers each accounted for approximately 12% and 10% of total revenue in fiscal year 1999.

NOTE 16 - CONCENTRATIONS OF CREDIT RISK

Trade receivables subject the Company to the potential for credit risk with customers in the telecommunication services industry and government sector. Approximately 49% of the Company's gross trade receivables balances was represented by five customers at June 30, 1999. To reduce credit risk, the Company conducts ongoing evaluations of its customers and requires letters of credit or other pre-payment arrangements, as appropriate. The Company maintains accounts receivable allowances to provide for potential credit losses.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                           BALANCE AT      CHARGED TO     RECOVERIES OF                    BALANCE AT
                                            BEGINNING       COSTS AND        PRIOR                           END OF
                     DESCRIPTION            OF PERIOD       EXPENSES       WRITE-OFFS      WRITE-OFFS        PERIOD
Year ended June 30, 1999:
     Allowance for doubtful accounts      $  2,465,000    $  812,000      $ 392,000      $  2,802,000       $  867,000
     Reserve for obsolete inventory            349,163       (97,353)             -                 -          251,810

Year ended June 30, 1998:
     Allowance for doubtful accounts            10,000      2,455,000             -                 -        2,465,000
     Reserve for obsolete inventory             15,000        334,163             -                 -          349,163

Year ended June 30, 1997:
     Allowance for doubtful accounts            10,000              -             -                 -           10,000
     Reserve for obsolete inventory             15,000              -             -                 -           15,000

INDEX TO EXHIBITS

           10.24     (D)*  Employment Agreement dated as of October 1, 1998 between the Company and T. Russotto
           10.25     (D)*  Non-Qualified Stock Option Grant Agreement dated March 23, 1999 between the Company and T. Russotto.
           10.26     (D)*  Incentive Stock Option Grant Agreement dated March 4, 1999 between the Company and J. Eckler.
           23        (D)   Consent of Ernst & Young LLP
           23.1      (D)   Consent of PricewaterhouseCoopers LLP
           27.       (D)   Financial Data Schedule
           27.1      (D)   Amended Financial Data Schedule for the quarters ending September 30, December 31, and March 31, 1999
           27.2      (D)   Amended Financial Data Schedule - Fiscal Year 1998
           ---------------------------------------------------------------------------------------------------------------------
                     (D)   Filed herewith
                     *     Management contract or compensatory plan or amendment required to be filed as an exhibit.