Form 10-Q
period 1999-09-30
ACE COMM CORP
filed 1999-11-15
CIK 1017526

    As filed with the Securities and Exchange Commission on November 15, 1999

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999.

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



NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 30, 1999  8,910,559

                              ACE*COMM CORPORATION
                                      INDEX

Part I - Financial Information

Item 1.  Financial Statements

         Balance Sheets as of September 30, 1999
         (Unaudited) and June 30, 1999                                      3

         Statements of Operations (Unaudited) for the
         three months ended September 30, 1999 and 1998                     4

         Statements of Stockholders' Equity for the
         three months ended September 30, 1999 (Unaudited)
         and year ended June 30, 1999                                       5

         Statements of Cash Flows (Unaudited) for the
         three months ended September 30, 1999 and 1998                     6

         Notes to Financial Statements (Unaudited)                          7

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                                 9

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                   14

Signatures                                                                  14

                          PART I: FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                              ACE*COMM CORPORATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,      JUNE 30,
                                                                  1999            1999
                                                              -------------      --------
                    ASSETS                                     (UNAUDITED)

Current assets:
  Cash and cash equivalents                                     $  3,622         $  3,424
  Accounts receivable, net                                         8,677            6,547
  Inventories, net                                                 1,793            2,152
  Note receivable                                                    266              516
  Prepaid expenses and other                                         621              466
                                                                --------         --------
     Total current assets                                         14,979           13,105
Property and equipment, net                                        3,660            3,779
Capitalized software development costs, net                        1,430            1,747
Other assets                                                          67               68
                                                                --------         --------
     Total assets                                               $ 20,136         $ 18,699
                                                                ========         ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Borrowings                                                    $  1,204         $     47
  Accounts payable                                                 1,081            1,517
  Accrued expenses                                                   786              797
  Accrued compensation                                             1,910            1,621
  Accrued contract costs                                             442              718
  Deferred revenue                                                   288              446
                                                                --------         --------
     Total current liabilities                                     5,711            5,146
  Noncurrent borrowings                                              368               74
                                                                --------         --------
     Total liabilities                                             6,079            5,220
                                                                --------         --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
      authorized, 0 shares issued and outstanding
  Common stock, $.01 par value, 45,000,000 shares
      authorized, 8,910,559 and 8,877,628 shares issued
      and outstanding                                                 89               89
  Additional paid-in capital                                      19,933           19,897
  Accumulated deficit                                             (5,965)          (6,507)
                                                                --------         --------
     Total stockholders' equity                                   14,057           13,479
                                                                --------         --------

     Total liabilities and stockholders' equity                 $ 20,136         $ 18,699
                                                                ========         ========




   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       FOR THE THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       --------------------------
                                                         1999              1998
                                                        -------           -------
                                                      (UNAUDITED)       (UNAUDITED)
Revenue                                                 $ 8,179           $ 6,723
Cost of revenue                                           3,844             3,083
                                                        -------           -------

Gross profit                                              4,335             3,640
Selling, general and administrative expense               3,530             3,175
Research and development expense                            258               360
Provision for doubtful accounts                              25                55
                                                        -------           -------
Income from operations                                      522                50

Interest income                                             (24)              (64)

Interest expense                                              4                25
                                                        -------           -------
Net income                                              $   542           $    89
                                                        =======           =======





Basic net income per share                              $  0.06           $  0.01
                                                        =======           =======
Diluted net income per share                            $  0.06           $  0.01
                                                        =======           =======

Shares used in computing net income per share:
    Basic                                                 8,890             8,836
                                                        =======           =======
    Diluted                                               9,120             8,893
                                                        =======           =======









    The accompanying notes are an integral part of these financial statements

                              ACE*COMM CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                               COMMON STOCK                       (ACCUMULATED
                                                                                      ADDITIONAL     DEFICIT)
                                                                            PAR         PAID IN      RETAINED
                                                            SHARES         VALUE        CAPITAL      EARNINGS         TOTAL
                                                            -------       -------     ---------    -----------       -------
Balance, June 30, 1998                                        8,807       $    88       $19,822       $(7,125)       $12,785
   Exercise of common stock options                              66             1            64            --             65
   Employee Stock Purchase Plan                                   4            --            11            --             11
   Net income for the year ended June 30, 1999                   --            --            --           618            618
                                                            -------       -------       -------       -------        -------

Balance June 30, 1999                                         8,877       $    89       $19,897       $(6,507)       $13,479
                                                            -------       -------       -------       -------        -------

   Exercise of common stock options                              28            --            23            --             23
   Employee Stock Purchase Plan                                   5            --            13            --             13
   Net income for the period ended September 30, 1999            --            --            --           542            542
                                                            -------       -------       -------       -------        -------

Balance September 30, 1999                                    8,910       $    89       $19,933       $(5,965)       $14,057
                                                            =======       =======       =======       =======        =======












    The accompanying notes are an integral part of these financial statements

                              ACE*COMM CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               FOR THE THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                               ----------------------------
                                                                                 1999              1998
                                                                               ----------        ----------
                                                                               (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $   542           $    89
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
  Depreciation and amortization                                                     564               476
  Provision for doubtful accounts                                                    25                55
Changes in operating assets and liabilities:
  Accounts receivable                                                            (2,155)              995
  Inventories, net                                                                  359               982
  Notes receivable                                                                  250                --
  Prepaid expenses and other assets                                                (154)               43
  Accounts payable                                                                 (436)             (727)
  Accrued liabilities                                                                 2              (587)
  Deferred revenue                                                                 (158)             (973)
                                                                                -------           -------
Net cash (used for ) provided by operating activities                            (1,161)              353
                                                                                -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                (128)              (90)
Additions to capitalized software development costs                                  --              (278)
                                                                                -------           -------
Net cash used for investing activities                                             (128)             (368)
                                                                                -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings                                                                        1,451                --
Payments on debt                                                                     --              (223)
Principal payments under capital lease obligation                                    --               (10)
Net proceeds from common stock issued                                                23                38
Employee stock purchase plan                                                         13                --
                                                                                -------           -------
Net cash provided by (used in) financing activities                               1,487              (195)
                                                                                -------           -------

Net increase (decrease) in cash and cash equivalents                                198              (210)
Cash and cash equivalents, beginning of year                                      3,424             2,956
                                                                                =======           =======
Cash and cash equivalents, end of quarter                                       $ 3,622           $ 2,746
                                                                                =======           =======











    The accompanying notes are an integral part of these financial statements

                              ACE*COMM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared by ACE*COMM in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

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


NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

                                         SEPTEMBER 30          JUNE 30,
                                            1999                 1999
                                         ------------          --------

Billed                                     $ 6,900             $ 4,355
Unbilled                                     2,756               3,059
Allowance for doubtful accounts               (979)               (867)
                                           -------             -------
                                           $ 8,677             $ 6,547
                                           =======             =======

Unbilled receivables include costs and estimated profit on contracts in progress which have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. The Company increased its allowance for doubtful accounts by $25,000 and credited recoveries of $87,000 to the allowance for the three months ended September 30, 1999. The Company increased its allowance for doubtful accounts by $55,000 and wrote-off $1.7 million in uncollectible accounts for the three months ended September 30, 1998.


NOTE 3 - STOCKHOLDERS' EQUITY

During the first quarter of fiscal 2000, the Company issued 5,190 shares of common stock under the Employee Stock Purchase Plan and 27,741 shares of common stock through the exercise of stock options issued under the Omnibus Stock Plan.

NOTE 4 - INCOME TAXES

The Company's effective tax rate is less than the normal tax rate because of the availability of net operating losses to be carried forward from prior years.

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

         This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Factors Affecting Future Operating Results" and in
"- Year 2000" as well as matters presented in this Report.

RESULTS OF OPERATIONS

         Revenues for the three-month period ended September 30, 1999 ("first quarter of fiscal year 2000") were $8.2 million compared to $6.7 million for the comparable three-month period in fiscal year 1999. Revenues were higher in the first quarter of fiscal year 2000 primarily as a result of an increase in new and follow-on sales of products and services to new, emerging, and traditional carrier customers offset by a reduction in sales from the Company's Enterprise (U.S. government) customers.

         Revenue from sales to new and emerging carriers increased 33% to $3.2 million in the first quarter of fiscal year 2000 from $2.4 million in the first quarter of fiscal year 1999. This category of revenue constituted 40% of total revenue in the first quarter of fiscal year 2000 compared to 35% of total revenue in the first quarter of fiscal year 1999. This increase is primarily a result of new and follow-on sales of software and services. Revenue from sales to traditional carriers increased 56% to $2.8 million in the first quarter of fiscal year 2000 from $1.8 million in the first quarter of fiscal year 1999. This category of revenue constituted 34% of total revenue in the first quarter of fiscal year 2000 compared to 26% of total revenue in the first quarter of fiscal year 1999. This increase is primarily a result of new sales of the Company's products and solutions to current and new customers. Revenue from sales to the Company's Enterprise customers decreased 15% to $2.2 million in the first quarter of fiscal year 2000 from $2.6 million in the first quarter of fiscal year 1999. This category of revenue constituted 27% of total revenue in the first quarter of fiscal year 2000 compared to 38% of total revenue in the first quarter of fiscal year 1999. This decrease reflects weaker demand from the government sector.

         Gross profit margins for the first quarter of fiscal year 2000 were 53%, compared to 54% for the comparable three-month period in fiscal 1999. The change in gross profit margin is due to the change in the mix of revenue and due to amortization of capitalized software.

         Selling, general and administrative ("SG&A") expenses for the first quarter of fiscal year 2000 were $3.5 million compared to $3.2 million for the same period in the prior fiscal year (which represents 43% and 47% of revenue, respectively). The increase in the SG&A expense was related to an overall increase in employment related costs offset by cost containment initiatives.

         The provision for doubtful accounts declined to $25,000 in the first quarter of fiscal year 2000, from $55,000 in the same period in fiscal year 1999. The Company increased its allowance for doubtful accounts by $25,000 and credited recoveries of $87,000 to the allowance for the three months ended September 30, 1999. The Company increased its allowance for doubtful accounts by $55,000 and wrote-off $1.7 million in uncollected accounts for the three months ended September 30, 1998.

         Research and development ("R&D") expenses for the first quarter of fiscal year 2000 were $0.3 million compared to $0.4 million for the comparable three-month period in fiscal year 1999 (representing 3% and 5% of revenue, respectively). The decrease in expenses is primarily attributable to a high level of R&D personnel working on revenue projects and a greater quantity of customer funded research and development projects.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999 the Company had $3.6 million in cash compared with $3.4 million in cash at June 30, 1999. Operating activities of the Company used $1.2 million for the three-months ended September 30, 1999, primarily as a result of increased receivables and lower accounts payable. During the same period the Company used $0.1 million for purchases of property and equipment. To finance operating and investment activities, the Company received advances under its Accounts Receivable Purchase Agreement and Equipment Financing Agreement with Silicon Valley Bank. During the comparable period of fiscal year 1999, operating activities provided the Company with $0.4 million in cash. The Company also invested $0.4 million in capitalized software and purchases of property and equipment. The Company made a $0.2 million payment on debt which was partially offset by the exercise of stock options. Cash consequently decreased $0.2 million during this comparable period of 1999.

         Accounts receivable (billed and unbilled), net of allowance for doubtful accounts, increased to $8.7 million at September 30, 1999 from $6.5 million at June 30, 1999. The level of accounts receivable at September 30, 1999 reflects the impact of increasing sales over the past few quarters and aggressive collections and charge-off as well as a $ 25,000 increase in the provision for doubtful accounts over the three-month period. Unbilled accounts receivable have decreased from June 30, 1999. As of September 30, 1999, the unbilled accounts receivable balance was $2.8 million compared with $3.0 million as of June 30, 1999. The billed accounts receivable was $6.9 million as of September 30, 1999, compared with $4.4 million at June 30, 1999. As of September 30, 1999, the Company maintained a $1.0 million allowance for doubtful accounts, up from the $0.9 million at June 30, 1999. The Company believes the allowance for doubtful accounts is adequate.

         The Company has an Accounts Receivable Purchase Agreement (the "Agreement") with Silicon Valley Bank (the "Bank"), enabling the Company to borrow up to $4 million through the Bank's discretionary purchases of accounts receivable. The Bank pays up to 80% of the face amount of each receivable, with the balance of such face amount (less a finance charge equal to the Bank's prime rate, a fee of 0.625% of the face amount and certain costs and expenses of the Bank in administering the facility) payable to the Company following collection of the receivable. The receivables purchased by the Bank must be collected within 90 days unless otherwise agreed by the Bank and the Company, must not be in dispute, and must conform to other eligibility requirements. The purchases are with full recourse against the Company, which has agreed to repurchase any non-conforming receivable subject to the Bank's ability to allow the substitution of conforming for non-conforming receivables. The Company's obligations under the Agreement are secured by a security interest in all of the Company's assets. Advances made to the Company are repayable in full upon demand in the event of default under the Agreement, including a breach in any material respect of any representation or warranty as to the receivables purchased or the Company's insolvency. As of the date of this filing, $221,000 borrowing under this Agreement.

         The Company also has an Equipment Financing Agreement (the "Equipment Agreement"), with the Bank enabling the Company to borrow up to $1.25 million through the Bank's financing of recently acquired Company equipment and fixed assets. The Bank finances up to 100% of the original stated cost of the equipment. The Equipment agreement provides for the Company to obtain advances for amounts exceeding $50,000 per advance, and to repay advances (plus interest) over a 36 month period. The Equipment Agreement bears interest at the 36 month treasury rate plus 350 basis points, requires a commitment fee (and the reimbursement of bank expenses for certain costs of making and administering this facility) and a final payment equal to 6.5% of the value of the initial amount of each advance at the end of the financing period for that advance. The loan is subject to certain financial covenants, and reporting requirements, as a condition of the Equipment Agreement. Outstanding advances as of the date of this filing aggregated approximately $417,000.

         Under the terms of its office lease, the Company maintains a letter of credit under its line of credit with the Bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by the Company. The letter of credit required under the lease for 1999 is $400,000 decreasing annually through 2003 to $100,000. As of the date of this filing, the Company was not subject to any draw against this letter of credit by the landlord.

         The Company believes that existing cash balances, cash flow from operations, the availability of credit under its credit facility with the Bank and other potential sources of financing will be sufficient to support the Company's working capital requirements for at least the next twelve months.

ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS

         ACE*COMM provides products to a technology driven industry sector. Therefore, ACE*COMM's success is dependent in part upon factors beyond its control. This report contains forward-looking statements relating to the prospective operating results of the Company. The following are factors, in addition to those set forth in "-Year 2000", which could affect ACE*COMM's future operating results. These factors are intended to serve as a cautionary statement to statements that may be made, either verbally or in writing, including those in any other forward-looking statements made by or on behalf of the Company.

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

         Trade receivables subject the Company to the potential for credit risk with customers in the telecommunication services industry and government sector. Approximately 43% of the Company's gross trade receivables balances was represented by five customers at September 30, 1999. To reduce credit risk, the Company conducts ongoing evaluations of its customers and requires letters of credit or other pre-payment arrangements, as appropriate. The Company maintains accounts receivable allowances to provide for potential credit losses. However there can be no assurances that one or more customers will not be unable or unwilling to pay its or their obligations to the Company and in such event the Company's cash flows and financial results would be adversely affected.

         The Company derived approximately $3.2 million, or 40% of its total revenues, from customers outside of the United States in the first three months of fiscal year 2000. The Company anticipates that a significant amount of future revenues will be derived from sales to end users in Asia, Europe and other areas of the world. These revenues may be adversely affected by changing economic conditions in foreign countries, which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

YEAR 2000

         The Company develops and markets hardware and software products which
(i) collect call record data for use in customer billing, customer care, network surveillance, alarm processing and network management and (ii) automate certain of such network operation and management functions. The Company's products are incorporated in systems used by public carriers, service providers and large enterprises. The Company's products must be able to process date-dependent data correctly. The Year 2000 problem refers to the limitations in the programming code of certain existing legacy software programs which limit the ability of such programs to accurately interpret some date-sensitive information for the year 2000 and beyond. In the case of the Company's products, unless the relevant software programs are modified prior to December 31, 1999, the supply by an end-user's system of inaccurate date-sensitive data (such as call records) or inaccuracies in the Company's software (including third party operating system software) could cause the Company's products to provide erroneous or inaccurate output data to its customers for billing, network management, etc. Certain of the Company's installed products are the subject of warranties or of maintenance contracts under which the Company agrees to modify products to accurately process date-sensitive information, including with dates at and beyond January 1, 2000.

         The Company has completed testing of its current products (including component parts supplied by third parties) for Year 2000 compliance, using the definition of Year 2000 conformity requirements developed by the British Standards Institute. The Company has notified customers that older products may require modification to become Year 2000 compliant and is offering maintenance contracts to provide such modifications for a fee. Customers who have elected not to purchase an extended maintenance contract and want the Company's product to be Year 2000 compliant must procure the Year 2000 upgrade for a fee. Most, but not all, customers have entered into such maintenance or upgrade contracts. The Company has completed upgrading all customers who are currently under customer support contracts with the exception of four customers. These customer sites are scheduled to receive the Year 2000 upgrade by November 30, 1999. The aforementioned customers represent less than 5% of the total Company's customer population.

         The Company has completed an assessment of the risks associated with the Year 2000 issue on internal hardware and software. The Company is in the process of implementing systems changes and expects this process to be completed for all critical systems by October 31, 1999. The Company has received verification that the non-information technology systems (e.g. elevators, HVAC contained in facilities that the company leases from others) are Year 2000 compliant.

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

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Number        Description

10.27 Employment Agreement dated as of October 7, 1999 between the Company and J. Eckler.

27            Financial Data Schedule


(b)  Reports on Form 8-K

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ACE*COMM CORPORATION



DATE  November 15, 1999              By /s/_____________________________________
                                        George T. Jimenez
                                        Chief Executive Officer



                                        /s/_____________________________________
                                        James K. Eckler
                                        Executive Vice President - Finance and
                                        Administration (Principal Financial
                                        Officer)