Form 10-Q
period 1999-12-31
ACE COMM CORP
filed 2000-02-11
CIK 1017526

    As filed with the Securities and Exchange Commission on February 11, 2000

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF DECEMBER 31, 1999 9,092,456

                              ACE*COMM CORPORATION

                                      INDEX

Part I - Financial Information

Item 1. Financial Statements

        Balance Sheets as of December 31, 1999
        (Unaudited) and June 30, 1999                                           3

        Statements of Operations (Unaudited) for the three and
        six months ended December 31, 1999 and 1998                             4

        Statements of Stockholders' Equity for the
        six months ended December 31, 1999 (Unaudited)
        and year ended June 30, 1999                                            5

        Statements of Cash Flows (Unaudited) for the
        six months ended December 31, 1999 and 1998                             6

        Notes to Financial Statements (Unaudited)                               7

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition                                      9

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders                     14

Item 6. Exhibits and Reports on Form 8-K                                        15

Signatures                                                                      15

                                   PART I: FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                              ACE*COMM CORPORATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          DECEMBER 31,
                                                             1999              JUNE 30,
                                                          (UNAUDITED)            1999
                                                         --------------      --------------
                     ASSETS

 Current assets:
   Cash and cash equivalents                             $    3,820          $    3,424
   Accounts receivable, net                                   9,137               6,547
   Inventories, net                                           1,834               2,152
   Note receivable                                                0                 516
   Prepaid expenses and other                                   390                 466
                                                         --------------      --------------
      Total current assets                                   15,181              13,105
 Property and equipment, net                                  3,478               3,779
 Capitalized software development costs, net                  1,182               1,747
 Other assets                                                   347                  68
                                                         --------------      --------------
      Total assets                                       $   20,188          $   18,699
                                                         ==============      ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Borrowings                                            $      376          $       47
   Accounts payable                                             395               1,517
   Accrued expenses                                             756                 797
   Accrued compensation                                       2,095               1,621
   Accrued contract costs                                        95                 718
   Deferred revenue                                             665                 446
                                                         --------------      --------------
      Total current liabilities                               4,382               5,146
   Noncurrent borrowings                                        339                  74
                                                         --------------      --------------
      Total liabilities                                       4,721               5,220
                                                         --------------      --------------


 Stockholders' equity:

   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, 0 shares issued and outstanding                  -                   -
   Common stock, $.01 par value, 45,000,000 shares
     authorized, 9,092,456 and 8,877,628 shares
     issued and outstanding                                      91                  89
   Additional paid-in capital                                20,669              19,897
   Accumulated deficit                                       (5,293)             (6,507)
                                                         --------------      --------------
      Total stockholders' equity                             15,467              13,479
                                                         --------------      --------------

      Total liabilities and stockholders' equity         $   20,188          $   18,699
                                                         ==============      ==============



   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                             DECEMBER 31,                   DECEMBER 31,
                                     -----------------------------   ----------------------------
                                         1999            1998            1999           1998
                                      (UNAUDITED)    (UNAUDITED)     (UNAUDITED)    (UNAUDITED)
                                     --------------  -------------   -------------  -------------
Revenue                              $     7,975     $     7,528     $    16,154    $    14,250
Cost of revenue                            3,336           4,276           7,181          7,359
                                     --------------  -------------   -------------  -------------
Gross profit                               4,639           3,252           8,973          6,891
Selling, general and administrative
expense                                    3,726           2,591           7,157          5,766
Research and development expense             380             225             709            585
Provision for doubtful accounts             (193)            394            (168)           449
                                     --------------  -------------   -------------  -------------
Income from operations                       726              42           1,275             91

Interest income                              (20)            (50)            (44)          (114)
Interest expense                              21              14              24             38
                                     --------------  -------------   -------------  -------------
Income before income taxes                   725              78           1,295            167

Income tax provision                          53               -              81              -
                                     --------------  -------------   -------------  -------------
Net income                           $       672     $        78     $     1,214    $       167
                                     ==============  =============   =============  =============

Basic net income per share           $      0.07     $      0.01     $      0.14    $      0.02
                                     ==============  =============   =============  =============

Diluted net income per share         $      0.07     $      0.01     $      0.13    $      0.02
                                     ==============  =============   =============  =============

Shares used in computing net income
per share:

    Basic                                  8,991           8,869           8,940          8,853
                                     ==============  =============   =============  =============

    Diluted                                9,629           8,903           9,374          8,898
                                     ==============  =============   =============  =============

    The accompanying notes are an integral part of these financial statements

                              ACE*COMM CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                   COMMON STOCK
                                               ---------------------
                                                                      ADDITIONAL
                                                             PAR       PAID-IN      (ACCUMULATED
                                                SHARES      VALUE      CAPITAL        DEFICIT)       TOTAL
                                               ----------  ---------  -----------  --------------  ----------
Balance, June 30, 1998                           8,807     $    88    $ 19,822     $   (7,125)     $ 12,785
   Exercise of common stock options                 66           1          64              -            65
   Employee Stock Purchase Plan                      4           -          11              -            11
   Net income for the year ended
   June 30, 1999                                     -           -           -            618           618
                                               ----------  ---------  -----------  --------------  ----------

Balance, June 30, 1999                           8,877     $    89    $ 19,897     $   (6,507)     $ 13,479
                                               ----------  ---------  -----------  --------------  ----------

   Exercise of common stock options                206           2         747              -           749
   Employee Stock Purchase Plan                      9           -          25              -            25
   Net income for the period ended
    December 31, 1999                                -           -           -          1,214         1,214
                                               ----------  ---------  -----------  --------------  ----------

Balance, December 31, 1999                       9,092     $    91    $ 20,669     $   (5,293)     $ 15,467
                                               ==========  =========  ===========  ==============  ==========






    The accompanying notes are an integral part of these financial statements

                              ACE*COMM CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE SIX MONTHS ENDED
                                                                     DECEMBER 31,
                                                           ----------------------------------
                                                               1999                1998
                                                            (UNAUDITED)         (UNAUDITED)
                                                           --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $ 1,214               $   167
Adjustments to reconcile net income to net cash (used
for) provided by operating activities:
  Depreciation and amortization                               1,064                   920
  Provision for doubtful accounts                              (168)                  449
Changes in operating assets and liabilities:
  Accounts receivable                                        (2,422)                1,655
  Inventories, net                                              318                   876
  Notes receivable                                              516                   400
  Prepaid expenses and other assets                            (203)                  (46)
  Accounts payable                                           (1,122)                 (603)
  Accrued liabilities                                          (190)               (1,176)
  Deferred revenue                                              219                  (937)
                                                            -------               -------
Net cash (used for ) provided by operating activities          (774)                1,705
                                                            -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                            (198)                 (136)
Additions to capitalized software development costs               -                  (549)
                                                            -------               -------
Net cash used for investing activities                         (198)                 (685)
                                                            -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings                                                    1,750                     0
Payments on debt                                             (1,129)                 (986)
Principal payments under capital lease obligation               (27)                  (24)
Exercise of common stock options                                749                    39
Employee stock purchase plan                                     25                     0
                                                            -------               -------
Net cash provided by (used in) financing activities           1,368                  (971)
                                                            -------               -------

Net increase (decrease) in cash and cash equivalents            396                    49
Cash and cash equivalents, beginning of period                3,424                 2,956
                                                            -------               -------
Cash and cash equivalents, end of period                    $ 3,820               $ 3,005
                                                            =======               =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
    Interest                                                $    24               $    45
    Income taxes                                            $    34               $     -

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

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

                                                       DECEMBER 31,           JUNE 30,
                                                          1999                 1999
                                                     ----------------     ----------------
 Billed                                              $         7,394      $         4,355
 Unbilled                                                      2,502                3,059
 Allowance for doubtful accounts                                (759)                (867)
                                                     ----------------     ----------------
                                                     $         9,137      $         6,547
                                                     ================     ================

Unbilled receivables include costs and estimated profit on contracts in progress which have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. The Company decreased its provision for doubtful accounts by $168,000, credited recoveries of $123,000 to the allowance and wrote-off $63,000 in uncollected accounts for the six months ended December 31, 1999. The Company increased its provision for doubtful accounts by $449,000, credited recoveries of $252,000 to the allowance and wrote-off $1,837,000 in uncollectible accounts for the six months ended December 31, 1998.

NOTE 3 - STOCKHOLDERS' EQUITY

During the second quarter of fiscal year 2000, the Company issued 3,826 shares of common stock under the Employee Stock Purchase Plan and 178,071 shares of common stock through the exercise of stock options issued under the Omnibus Stock Plan. For the six month period ended December 31, 1999, the Company issued 9,016 shares of common stock under the Employee Stock Purchase Plan and 205,812 shares of common stock through the exercise of stock options issued under the Omnibus Stock Plan.

NOTE 4 - INCOME TAXES

The Company's effective tax rate is less than the normal tax rate because of the availability of net operating losses carried forward from prior years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The Company sells product based solutions and services to carriers, service providers and enterprises, both through direct channels and through strategic alliance partners, for delivery to end users in the United States and worldwide. Since June 1994, the Company, consistent with its strategic emphasis, has derived significant revenue from sales of its data capture, mediation, network monitoring and data distribution products to traditional carriers. The Company expects such sales to continue as a significant percentage of its revenue for at least the next several years. The balance of the Company's revenue is derived from the sale of product-based solutions and services to new and emerging carriers and to enterprise customers, including agencies of the U.S. Government.

        This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 which could cause actual results to differ materially from those indicated by such forward-looking statements, and the matters set forth in "Additional Factors Affecting Future Operating Results" and in "Year 2000" presented in this Report.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain items on the Company's statement of operations as a percentage of revenue:

======================================================================================================
                                       FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                              DECEMBER 31,                       DECEMBER 31,
------------------------------------------------------------------------------------------------------
                                           1999            1998               1999           1998
                                       -------------    -----------       -------------   ------------
Revenue                                      100.0%         100.0%              100.0%         100.0%
Cost of Revenue                               41.8%          56.8%               44.5%          51.6%
                                       -------------    -----------       -------------   ------------

Gross Profit                                  58.2%          43.2%               55.5%          48.4%

Selling, general and administrative
expenses                                      46.7%          34.4%               44.3%          40.5%
Research and development expenses              4.8%           3.0%                4.3%           4.1%
Provision for doubtful accounts               -2.4%           5.2%               -1.0%           3.2%
                                       -------------    -----------       -------------   ------------

Income from operations                         9.1%           0.6%                7.9%           0.6%
======================================================================================================

        Revenues for the three month period ended December 31, 1999 ("second quarter of fiscal year 2000") were $8.0 million compared to $7.5 million for the comparable three month period in fiscal year 1999. Revenues were higher in the second quarter of fiscal year 2000 primarily as a result of increased direct sales (rather than through strategic alliance partners) to North American customers in recent periods, which the Company believes has enabled it to secure more recurring sales to customers.

        Revenue from sales to emerging carriers increased 45% to $4.4 million in the second quarter of fiscal year 2000 from $3.0 million in the second quarter of fiscal year 1999. This category of revenue constituted 54% of total revenue in the second quarter of fiscal year 2000 compared to 40% of total revenue in the second quarter of fiscal year 1999. This increase is primarily a result of substantial increases in sales of the Company's billing solution services and software and related service revenue. Revenue from sales to the Company's Enterprise customers increased 42% to $1.3 million in the second quarter of fiscal year 2000 from $0.9 million in the second quarter of fiscal year 1999. Enterprise revenue constituted 17% of total revenue in the second quarter of fiscal year 2000 compared to 12% of total revenue in the second quarter of fiscal year 1999. The overall increase in sales for the second quarter is largely a result of the Company resuming its work with the U.S. Air Force that had been suspended during the second quarter of fiscal year 1999. Revenue from sales to traditional carriers decreased 35% to $2.3 million in the second quarter of fiscal year 2000 from $3.6 million in the second quarter of fiscal year 1999. This category of revenue constituted 29% of total revenue in the second quarter of fiscal year 2000 compared to 48% of total revenue in the second quarter of fiscal year 1999. Revenues were higher in fiscal year 1999 due to the presence of a large contract for hardware with an international customer in fiscal year 1999. The decreased sales in fiscal year 2000 were partially offset by an increase in sales of convergent mediation products.

        Revenue for the six month period ended December 31, 1999 were $16.2 million compared to $14.3 million for the six month period ended December 31, 1998. Revenues were higher in fiscal year 2000 primarily due to a substantial increase in sales of software solutions and service revenue.

        Revenue from sales to emerging carriers increased 41% to $7.6 million in the first six months of fiscal year 2000 from $5.4 million in the first six months of fiscal year 1999. This category of revenue constituted 47% of total revenue in the first six months of fiscal year 2000 compared to 38% of total revenue in the first six months of fiscal year 1999. This increase is primarily a result of substantial increases in the Company's convergent mediation, data warehousing and billing solution services and software revenue. Revenue from sales to the Company's Enterprise customers remained relatively constant in the first six months of fiscal year 2000 compared to the first six months of fiscal year 1999. This category of revenue constituted 22% of total revenue in the first six months of fiscal year 2000 compared to 24% of total revenue in the first six months of fiscal year 1999. Revenue from sales to traditional carriers decreased 5% to $5.1 million in the first six months of fiscal year 2000 from $5.4 million in the first six months of fiscal year 1999. This category of revenue constituted 32% of total revenue in the first six months of fiscal year 2000 compared to 36% of total revenue in the first six months of fiscal year 1999. In fiscal year 2000 a significant percentage of revenues resulted from sales to one customer in Canada.

        Gross profit margins for the second quarter of fiscal year 2000 were 58% compared to 43% for the comparable three month period in fiscal year 1999. Gross profit margins for the first six months of fiscal year 2000 were 56% compared to 48% for the comparable six month period in fiscal year 1999. The increases in the current three and six month periods reflect a sales mix involving a greater percentage of software and services.

        Selling, general and administrative ("SG&A") expenses for the second quarter of fiscal year 2000 were $3.7 million compared to $2.6 million for the comparable period in the prior fiscal year which represents 47% and 34% of revenue, respectively. Additionally SG&A expenses for the first six months of fiscal year 2000 were $7.2 million compared to $5.8 million for the comparable period in the prior fiscal year which represents 44% and 41% of revenue, respectively. The increases in the current three and six month periods are a result of changes in estimates related to employee labor and benefits in fiscal year 1999 and employment taxes related to employee stock option exercises in fiscal year 2000.

        The provision for doubtful accounts declined to $(193,000) in the second quarter of fiscal year 2000 from $394,000 in the comparable period in fiscal year 1999. The provision for doubtful accounts declined to $(168,000) for the first six months of fiscal year 2000 from $449,000 for the comparable six month period in fiscal year 1999. The net credit is principally due to improved credit management practices and the successful resolution of a major outstanding receivable.

        Research and development ("R&D") expenses for the second quarter of fiscal year 2000 were $0.4 million compared to $0.2 million for the comparable three month period in fiscal year 1999 which represents 5% and 3% of revenue, respectively. Additionally, R&D expenses for the first six months of fiscal year 2000 were $0.7 million compared to $0.6 million for the comparable period in the prior fiscal year which represents 4% and 4% of revenue, respectively. The increase in expenses is primarily attributable to the Company's increased commitment to convergent mediation.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1999 the Company had $3.8 million in cash compared with $3.4 million in cash at December 31, 1998. Operating activities of the Company used $0.8 million for the six months ended December 31, 1999 primarily as a result of increased receivables and major decreases in accounts payable. During the same period of the prior fiscal year, the Company generated $1.7 million of operating cash flow from decreases in accounts receivable and inventory. The change of cash flow from accounts receivable is explained by the December 31, 1998 balance being low due to aggressive collection procedures, as compared to the Company's processing of several customers' significant invoices in December

1999. Accounts payable decreased for the six months ended December 31, 1999 due to the Company improving the average days from invoice to payment.

        During the six months ended December 31, 1999, the Company increased investments in property and equipment by $0.2 million due to the purchase of computer equipment. In the same period of the prior fiscal year, the Company had investments of $0.1 million in property and equipment and $0.5 million in capitalized software.

        To finance operating and investment activities for the six months ended December 31, 1999, the Company received advances of $1.4 million under its Accounts Receivable Purchase Agreement and Equipment Financing Agreement with Silicon Valley Bank. The Company also financed a $0.4 million multi-year directors and officers liability insurance policy through Transamerica Insurance Finance Corporation. The financed amount is payable through March 2000 and bears interest at 6.98% per annum The Company also received $0.8 million from employee stock option exercises and employee stock purchases. These increases were offset by debt payments of $1.1 million. During the same period of the prior fiscal year, the Company paid down debt of $1.0 million.

        Accounts receivable (billed and unbilled), net of allowance for doubtful accounts, increased to $9.1 million at December 31, 1999 from $6.5 million at June 30, 1999. The level of accounts receivable at December 31, 1999 reflects the processing of several customers' significant invoices in December 1999. Unbilled accounts receivable decreased from June 30, 1999. At December 31, 1999 the unbilled accounts receivable balance was $2.5 million compared to $3.0 million at June 30, 1999. The billed accounts receivable was $7.4 million at December 31, 1999 compared with $4.4 million at June 30, 1999. For the six month period ended December 31, 1999, the Company decreased its provision for doubtful accounts by $168,000, credited recoveries of $125,000 to the allowance and wrote-off $65,000 in uncollected accounts. The decrease in the allowance is primarily due to the collection of a customer's accounts receivable balance that had been reserved for in prior periods.

        The Company has an Accounts Receivable Purchase Agreement (the "Agreement") with Silicon Valley Bank (the "Bank"), enabling the Company to borrow up to $4 million through the Bank's discretionary purchases of accounts receivable. The Bank pays up to 80% of the face amount of each receivable, with the balance of such face amount (less a finance charge equal to the Bank's prime rate, a fee of 0.625% of the face amount and certain costs and expenses of the Bank in administering the facility) payable to the Company following collection of the receivable. The receivables purchased by the Bank must be collected within 90 days unless otherwise agreed by the Bank and the Company, must not be in dispute, and must conform to other eligibility requirements. The purchases are with full recourse against the Company, which has agreed to repurchase any non-conforming receivable subject to the Bank's ability to allow the substitution of conforming for non-conforming receivables. The Company's obligations under the Agreement are secured by a security interest in all of the Company's assets. Advances made to the Company are repayable in full upon demand in the event of default under the Agreement, including a breach in any material respect of any representation or warranty as to the receivables purchased or the Company's insolvency. As of the date of this filing, $0 borrowing was made under this Agreement.

        The Company also has an Equipment Financing Agreement (the "Equipment Agreement"), with the Bank enabling the Company to borrow up to $1.25 million through the Bank's financing of recently acquired Company equipment and fixed assets. The Bank finances up to 100% of the original stated cost of the equipment. The Equipment agreement provides for the Company to obtain advances for amounts exceeding $50,000 per advance, and to repay advances (plus interest) over a 36-month period. The Equipment Agreement bears interest at the 36 month treasury rate plus 350 basis points, requires a commitment fee (and the reimbursement of bank expenses for certain costs of making and administering this facility) and a final payment equal to 6.5% of the value of the initial amount of each advance at the end of the financing period for that advance. The loan is subject to certain financial covenants and reporting requirements as a condition of the Equipment Agreement. Outstanding advances as of the date of this filing aggregated approximately $406,000.

     Under the terms of its office lease, the Company maintains a letter of credit under its line of credit with the Bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by the Company. The letter of credit required under the lease for fiscal year 2000 is $350,000 decreasing annually through fiscal year 2003 to $100,000. As of the date of this filing, the Company was not subject to any draw against this letter of credit by the landlord.

        The Company believes that existing cash balances, cash flow from operations, the availability of credit under its credit facility with the Bank and other potential sources of financing will be sufficient to support the Company's working capital requirements for at least the next twelve months.

ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS

        ACE*COMM provides product based solutions to a technology driven industry sector. Therefore, ACE*COMM's success is dependent in part upon factors beyond its control. This report contains forward-looking statements relating to the prospective operating results of the Company. The following are factors, in addition to those set forth in "-Year 2000", which could affect ACE*COMM's future operating results. These factors are intended to serve as a cautionary statement to statements that may be made, either verbally or in writing, including those in any other forward-looking statements made by or on behalf of the Company.

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

        Trade receivables subject the Company to the potential for credit risk with customers in the telecommunication services industry and government sector. Five customers represented approximately 53% of the Company's gross trade receivables balances at December 31, 1999. To reduce credit risk, the Company conducts ongoing evaluations of its customers and requires letters of credit or other pre-payment arrangements, as appropriate. The Company maintains accounts receivable allowances to provide for potential credit losses. However, there can be no assurances that one or more customers will not be unable or unwilling to pay its or their obligations to the Company and in such event the Company's cash flows and financial results would be adversely affected.

        The Company derived approximately $5.7 million, or 35% of its total revenues, from customers outside of the United States in the first six months of fiscal year 2000. The Company anticipates that a significant amount of future revenues will be derived from sales to end users in Canada, Asia, Europe, Africa, the Middle East and other areas of the world. These revenues may be adversely affected by changing economic conditions in foreign countries, which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

YEAR 2000

        The Company develops and markets hardware and software products which
(i) collect call record data for use in customer billing, customer care, network surveillance, alarm processing and network management and (ii) automate certain of such network operation and management functions. The Company's products are incorporated in systems used by public carriers, service providers and large enterprises. The Company's products must be able to process date-dependent data correctly. The Year 2000 problem refers to the limitations in the programming code of certain existing legacy software programs which limit the ability of such programs to accurately interpret some date-sensitive information for the year 2000 and beyond. In the case of the Company's products, the supply by an end-user's system of inaccurate date-sensitive data (such as call records) or inaccuracies in the Company's software (including third party operating system software) could cause the Company's products to provide erroneous or inaccurate output data to its customers for billing, network management, etc. Certain of the Company's installed products are the subject of warranties or of maintenance contracts under which the Company agreed to modify products to accurately process date-sensitive information, including dates at and beyond January 1, 2000.

        The Company has completed testing of its current products (including component parts supplied by third parties) for Year 2000 compliance, using the definition of Year 2000 conformity requirements developed by the British Standards Institute. The Company has notified customers that older products may require modification to become Year 2000 compliant and is offering maintenance contracts to provide such modifications for a fee. Customers who have elected not to purchase an extended maintenance contract and want the Company's product to be Year 2000 compliant procured the Year 2000 upgrade for a fee. Most, but not all, customers have entered into such maintenance or upgrade contracts. The Company has completed upgrading all customers who are currently under customer support contracts.

        The Company has completed an assessment of the risks associated with the Year 2000 issue on internal hardware and software. The Company has received verification that the non-information technology systems (e.g. elevators, HVAC contained in facilities that the company leases from others) are Year 2000 compliant.

        Based on the Company's work to date and its continuing operation on and after January 1, 2000, the Company believes that it was successful in ensuring the Year 2000 compliance of all systems and that future costs relating to the Year 2000 issue will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

                                     PART II: OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On November 18, 1999, the Registrant held its 1999 Annual Meeting of Stockholders (the "1999 Annual Meeting"). At the 1999 Annual Meeting, the following directors were elected as Class I and Class III directors, respectively, the first to serve until the 2000 and the following two to serve until the 2002 Annual Meeting of Stockholders, respectively, or until their successor is duly elected and qualifies:

        Harry M. Linowes     Votes For:  8,350,893        Votes Withheld:  229,200
        George T. Jimenez    Votes For:  8,351,093        Votes Withheld:  229,000
        William R. Newlin    Votes For:  8,350,793        Votes Withheld:  229,300


        In addition to the Class I and Class III directors enumerated above, as of the close of the 1999 Annual Meeting, the Company's Board of Directors consisted of Gilbert A. Wetzel, a Class I director whose term expires at the 2000 Annual Meeting of Stockholders and Paul G. Casner, Jr., a Class II director whose term expires at the 2001 Annual Meeting of Stockholders.

        At the 1999 Annual Meeting, the stockholders also took the following actions:

               (i) to approve the proposal to amend the Amended and Restated Omnibus Stock Plan,

                             Votes For:            5,001,333
                             Votes Against:          355,975
                             Abstain:                  7,945
                             Not Voted:            3,545,306

               (ii) to approve the proposal to amend the Amended and Restated Stock Option Plan for Directors,

                             Votes For:            8,460,013
                             Votes Against:          104,085
                             Abstain:                 15,795
                             Not Voted:              330,666

               (iii) to approve the proposal to ratify the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending June 30, 2000.

                             Votes For:            8,566,134
                             Votes Against:           10,789
                             Abstain:                  2,370
                             Not Voted:              330,666

PART II:  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     10.1             (A)    Amended and Restated Omnibus Stock Plan

     10.2             (A)    Amended and Restated Stock Option Plan for Directors

     27                      Financial Data Schedule
--------------------------------------------------------------------------------------------------------------
                      (A)    Incorporated by reference to the Company's Proxy Statement, dated October 4, 1999

(b) Reports on Form 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ACE*COMM CORPORATION

DATE  February 11, 2000     By
                                    -------------------
                                    George T. Jimenez
                                    Chief Executive Officer

                                    -------------------
                                    James K. Eckler
                                    Executive Vice President -
                                    Finance and Administration
                                    (Principal Financial Officer)