Form 10-Q
period 2000-03-31
ACE COMM CORP
filed 2000-05-02
CIK 1017526

       As filed with the Securities and Exchange Commission on May 2, 2000

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000.

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

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 31, 2000      9,162,649

                              ACE*COMM CORPORATION
                                      INDEX

Part I -  Financial Information

Item 1.   Financial Statements

          Balance Sheets as of March 31, 2000
          (Unaudited) and June 30, 1999                                                           3

          Statements of Operations (Unaudited) for the three and
          nine months ended March 31, 2000 and 1999                                               4

          Statements of Stockholders' Equity for the
          nine months ended March 31, 2000 (Unaudited)
          and year ended June 30, 1999                                                            5

          Statements of Cash Flows (Unaudited) for the
          nine months ended March 31, 2000 and 1999                                               6

          Notes to Financial Statements (Unaudited)                                               7

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                                                      9

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K                                                        14

Signatures                                                                                        14

                          PART I: FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                              ACE*COMM CORPORATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                        MARCH 31,
                                                                           2000                  JUNE 30,
                                                                       (UNAUDITED)                 1999
                                                                     -----------------        ----------------
                    ASSETS

Current assets:

  Cash and cash equivalents                                          $      4,164             $      3,424
  Accounts receivable, net                                                 10,037                    6,547
  Inventories, net                                                          1,945                    2,152
  Note receivable                                                               0                      516
  Prepaid expenses and other assets                                           663                      466
                                                                     -----------------        ----------------
     Total current assets                                                  16,809                   13,105
Property and equipment, net                                                 3,418                    3,779
Capitalized software development costs, net                                   941                    1,747
Other assets                                                                  298                       68
                                                                     -----------------        ----------------
     Total assets                                                    $     21,466             $     18,699
                                                                     =================        ================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Borrowings                                                         $        274             $         47
  Accounts payable                                                            804                    1,517
  Accrued expenses                                                            593                      797
  Accrued compensation                                                      1,662                    1,621
  Accrued contract costs                                                       84                      718
  Deferred revenue                                                          1,088                      446
                                                                     -----------------        ----------------
     Total current liabilities                                              4,505                    5,146
  Noncurrent borrowings                                                       395                       74
                                                                     -----------------        ----------------
     Total liabilities                                                      4,900                    5,220
                                                                     -----------------        ----------------


Stockholders' equity:

  Preferred stock, $.01 par value, 5,000,000 shares authorized, 0
      shares issued and outstanding                                             -                        -
  Common stock, $.01 par value, 45,000,000 shares authorized,
      9,162,649 and 8,877,628 shares issued and outstanding                    92                       89
  Additional paid-in capital                                               21,061                   19,897
  Accumulated deficit                                                      (4,587)                  (6,507)
                                                                     -----------------        ----------------
     Total stockholders' equity                                            16,566                   13,479
                                                                     -----------------        ----------------

     Total liabilities and stockholders' equity                      $     21,466             $     18,699
                                                                     =================        ================

   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                          MARCH 31,                             MARCH 31,
                                             ------------------------------------   ----------------------------------
                                                   2000               1999               2000               1999
                                               (UNAUDITED)        (UNAUDITED)         (UNAUDITED)       (UNAUDITED)
                                             -----------------  -----------------   ----------------   ---------------

Revenue                                      $       8,073      $       7,254       $      24,228      $      21,505
Cost of revenue                                      3,168              3,082              10,349             10,441
                                             -----------------  -----------------   ----------------   ---------------

Gross profit                                         4,905              4,172              13,879             11,064

Selling, general and administrative expense          3,685              3,481              10,842              9,247
Research and development expense                       601                429               1,310              1,014
Provision for doubtful accounts                        (67)               305                (235)               754
                                             -----------------  -----------------   ----------------   ---------------
Income from operations                                 686                (43)              1,962                 49
Interest income                                        (45)               (39)                (89)              (153)
Interest expense                                        36                  3                  60                 42
                                             -----------------  -----------------   ----------------   ---------------
Income before income taxes                             695                 (7)              1,991                160
Income tax provision                                   (10)                 -                  71                  -
                                             -----------------  -----------------   ----------------   ---------------

Net income                                   $         705      $          (7)      $       1,920      $         160
                                             =================  =================   ================   ===============



Basic net income per share                   $        0.08      $        0.00       $        0.21      $        0.02
                                             =================  =================   ================   ===============

Diluted net income per share                 $        0.07      $        0.00       $        0.20      $        0.02
                                             =================  =================   ================   ===============

Shares used in computing net income per share:

    Basic                                            9,125              8,872               9,001              8,859
                                             =================  =================   ================   ===============

    Diluted                                         10,087              8,872               9,612              8,996
                                             =================  =================   ================   ===============

    The accompanying notes are an integral part of these financial statements

                              ACE*COMM CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                             COMMON STOCK
                                                       --------------------------
                                                                                    ADDITIONAL
                                                                         PAR          PAID-IN        (ACCUMULATED
                                                         SHARES         VALUE         CAPITAL          DEFICIT)           TOTAL
                                                       ------------  ------------  --------------  -----------------   ------------

Balance, June 30, 1998                                     8,807     $      88     $   19,822      $       (7,125)     $  12,785
   Exercise of common stock options                           66             1             64                   -             65
   Employee Stock Purchase Plan                                4             -             11                   -             11
   Net income for the year ended June 30, 1999                 -             -              -                 618            618
                                                       ------------  ------------  --------------  -----------------   ------------

Balance, June 30, 1999                                     8,877     $      89     $   19,897      $       (6,507)     $  13,479
                                                       ------------  ------------  --------------  -----------------   ------------

   Exercise of common stock options                          272             3          1,125                   -          1,128
   Employee Stock Purchase Plan                               14             -             39                   -             39
   Net income for the period ended March 31, 2000              -             -              -               1,920          1,920
                                                       ------------  ------------  --------------  -----------------   ------------

Balance, March 31, 2000                                    9,163     $      92     $   21,061      $       (4,587)     $  16,566
                                                       ============  ============  ==============  =================   ============

    The accompanying notes are an integral part of these financial statements

                              ACE*COMM CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                               FOR THE NINE MONTHS ENDED
                                                                                       MARCH 31,
                                                                        -----------------------------------------
                                                                             2000                     1999
                                                                          (UNAUDITED)             (UNAUDITED)
                                                                        ----------------        -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                              $         1,920         $          160
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
  Depreciation and amortization                                                   1,570                  1,607
  Provision for doubtful accounts                                                  (235)                   754
Changes in operating assets and liabilities:
  Accounts receivable                                                            (3,255)                 2,155
  Inventories, net                                                                  207                  1,142
  Notes receivable                                                                  516                    600
  Prepaid expenses and other assets                                                (427)                   152
  Accounts payable                                                                 (713)                  (881)
  Accrued liabilities                                                              (797)                (2,475)
  Deferred revenue                                                                  642                   (993)
                                                                        ----------------        -----------------
Net cash (used for ) provided by operating activities                              (572)                 2,221
                                                                        ----------------        -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                                (403)                  (473)
Additions to capitalized software development costs                                   -                   (616)
                                                                        ----------------        -----------------
Net cash used for investing activities                                             (403)                (1,089)
                                                                        ----------------        -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings                                                                        1,944                      -
Payments on debt                                                                 (1,369)                  (985)
Principal payments under capital lease obligation                                   (27)                   (35)
Exercise of common stock options                                                  1,128                     66
Employee stock purchase plan                                                         39                      -
                                                                        ----------------        -----------------
Net cash provided by (used in) financing activities                               1,715                   (954)
                                                                        ----------------        -----------------

Net increase in cash and cash equivalents                                           740                    178
Cash and cash equivalents, beginning of period                                    3,424                  2,956
                                                                        ----------------        -----------------
Cash and cash equivalents, end of period                                $         4,164         $        3,134
                                                                        ================        =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:

    Interest                                                            $            60         $           42
    Income taxes                                                        $            86         $            -

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

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):


                                                                     MARCH 31,                JUNE 30,
                                                                       2000                     1999
                                                                --------------------     --------------------

Billed                                                          $            4,622       $            4,355
Unbilled                                                                     5,910                    3,059
Allowance for doubtful accounts                                               (495)                    (867)
                                                                --------------------     --------------------
                                                                $           10,037       $            6,547
                                                                ====================     ====================

Unbilled receivables include costs and estimated profit on contracts in progress which have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. The Company reduced its provision for doubtful accounts by $235,000, credited recoveries of $147,000 to the allowance and wrote-off $284,000 in uncollected accounts for the nine months ended March, 31, 2000. The Company increased its provision for doubtful accounts by $754,000, credited recoveries of $268,000 to the allowance and wrote-off $2,496,000 in uncollectible accounts for the nine months ended March, 31, 1999.

NOTE 3 - STOCKHOLDERS' EQUITY

During the third quarter of fiscal year 2000, the Company issued 4,374 shares of common stock under the Employee Stock Purchase Plan and 65,819 shares of common stock through the exercise of stock options issued under the Omnibus Stock Plan. For the nine month period ended March 31, 2000, the Company issued 13,390 shares of common stock under the Employee Stock Purchase Plan and 271,631 shares of common stock through the exercise of stock options issued under the Omnibus Stock Plan.

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

         This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 which could cause actual results to differ materially from those indicated by such forward-looking statements, and the matters set forth in "Additional Factors Affecting Future Operating Results" presented in this Report.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items on the Company's statement of operations as a percentage of revenue:

----------------------------------------------------------------------------------------------------------------------------
                                                   FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                                           MARCH 31,                                 MARCH 31,
----------------------------------------------------------------------------------------------------------------------------
                                                    2000                1999                   2000               1999
                                               ----------------    ---------------       -----------------   ---------------

Revenue                                                 100.0%             100.0%                  100.0%            100.0%
Cost of Revenue                                          39.2%              42.5%                   42.7%             48.6%
                                               ----------------    ---------------       -----------------   ---------------

Gross Profit                                             60.8%              57.5%                   57.3%             51.4%

Selling, general and administrative expenses             45.6%              48.0%                   44.7%             43.0%
Research and development expenses                         7.4%               5.9%                    5.5%              4.7%
Provision for doubtful accounts                          -0.8%               4.2%                   -1.0%              3.5%
                                               ----------------    ---------------       -----------------   ---------------

Income from operations                                    8.6%              -0.6%                    8.1%              0.2%
============================================================================================================================

         Revenues for the three month period ended March 31, 2000 ("third quarter of fiscal year 2000") were $8.1 million compared to $7.3 million for the comparable three month period in fiscal year 1999. Revenues were higher in the third quarter of fiscal year 2000 as a result of increased sales of software and services of approximately $1.6 million, offset by a decrease in hardware sales of approximately $0.8 million. The software and service revenue generates a higher gross margin than hardware sales.

         Revenue from sales to emerging carriers increased 28% to $4.2 million in the third quarter of fiscal year 2000 from $3.2 million in the third quarter of fiscal year 1999. This category of revenue constituted 52% of total revenue in the third quarter of fiscal year 2000 compared to 45% of total revenue in the third quarter of fiscal year 1999. This increase is primarily a result of substantial increases in sales of the Company's billing solution services and mediation software . Revenue from sales to the Company's Enterprise customers increased 28% to $2.3 million in the third quarter of fiscal year 2000 from $1.8 million in the third quarter of fiscal year 1999. Enterprise revenue constituted 28% of total revenue in the third quarter of fiscal year 2000 compared to 25% of total revenue in the third quarter of fiscal year 1999. The overall increase in sales for the third quarter is a result of the Company resuming its work with the U.S. Air Force that had been suspended for most of fiscal year 1999 including part of the third quarter. Revenue from sales to traditional carriers decreased 27% to $1.6 million in the third quarter of fiscal year 2000 from $2.2 million in the third quarter of fiscal year

1999. This category of revenue constituted 20% of total revenue in the third quarter of fiscal year 2000 compared to 31% of total revenue in the third quarter of fiscal year 1999. Revenues were higher in fiscal year 1999 because the Company was performing on a large contract for hardware with an international customer. The decreased sales in fiscal year 2000 were partially offset by a license upgrade sale.

         Revenue for the nine month period ended March 31, 2000 was $24.2 million compared to $21.5 million for the nine month period ended March 31, 1999. Revenues were higher in fiscal year 2000 primarily due to a substantial increase in sales of software solutions and services.

         Revenue from sales to emerging carriers increased 37% to $11.8 million in the first nine months of fiscal year 2000 from $8.6 million in the first nine months of fiscal year 1999. This category of revenue constituted 49% of total revenue in the first nine months of fiscal year 2000 compared to 40% of total revenue in the first nine months of fiscal year 1999. This increase is primarily a result of substantial increases in the Company's convergent mediation, data warehousing and billing solution services and software revenue. Revenue from sales to the Company's Enterprise customers remained relatively constant in the first nine months of fiscal year 2000 compared to the first nine months of fiscal year 1999. This category of revenue constituted 24% of total revenue in the first nine months for both fiscal year 2000 and fiscal year 1999. Revenue from sales to traditional carriers decreased 13% to $6.6 million in the first nine months of fiscal year 2000 from $7.6 million in the first nine months of fiscal year 1999. This category of revenue constituted 27% of total revenue in the first nine months of fiscal year 2000 compared to 35% of total revenue in the first nine months of fiscal year 1999. In fiscal year 1999, a significant percentage of revenues were from a large contract for hardware with an international customer.

         Gross profit margins for the third quarter of fiscal year 2000 were 60.8% compared to 57.5% for the comparable three month period in fiscal year 1999. Gross profit margins for the first nine months of fiscal year 2000 were 57.3% compared to 51.4% for the comparable nine month period in fiscal year 1999. The increases in the current three and nine month periods reflect a sales mix involving a greater percentage of software and services to new and existing customers which carry higher gross margins.

         Selling, general and administrative ("SG&A") expenses for the third quarter of fiscal year 2000 were $3.7 million compared to $3.5 million for the comparable period in the prior fiscal year which represents 45.6% and 48.0% of revenue, respectively. Additionally SG&A expenses for the first nine months of fiscal year 2000 were $10.8 million compared to $9.2 million for the comparable period in the prior fiscal year which represents 44.7% and 43.0% of revenue, respectively. The increases in the current three and nine month periods are a result of higher staffing levels and associated benefits, along with wage increases.

         The provision for doubtful accounts declined to $67,000 in the third quarter of fiscal year 2000 from $305,000 in the comparable period in fiscal year 1999. The Company reduced the provision for doubtful accounts by $235,000 for the first nine months of fiscal year 2000 from $754,000 for the comparable nine month period in fiscal year 1999. The net credit is principally due to improved credit management practices and the successful settlement of two previously reserved outstanding receivables.

         Research and development ("R&D") expenses for the third quarter of fiscal year 2000 were $0.6 million compared to $0.4 million for the comparable three month period in fiscal year 1999 which represents 7.4% and 5.9% of revenue, respectively. Additionally, R&D expenses for the first nine months of fiscal year 2000 were $1.3 million compared to $1.0 million for the comparable period in the prior fiscal year which represents 5.5% and 4.7% of revenue, respectively. The increase in R&D expenses is primarily attributable to the Company's increased commitment to a high-level research and development strategy. A portion of the increase is attributable to the Company initiating projects with new customers and strategic partners to develop next generation technologies.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000 the Company had $4.2 million in cash compared with $3.1 million in cash at March 31, 1999. Operating activities of the Company used $0.6 million for the nine months ended March 31, 2000 primarily as a result of increased receivables and decreases in accounts payable and accrued liabilities. During the same period of the prior fiscal year, the Company generated $2.2 million of operating cash flow from decreases in accounts receivable and inventory and major decreases in accrued contract costs. The change of cash flow from accounts receivable is a result of the March 31, 2000 accounts receivable balance representing the completion of a significant amount of work on other contracts near the end of March 2000 which was billed in April 2000. The lower March 31, 1999 balance is the result of aggressive collection procedures. Accounts payable decreased for the nine months ended March 31, 2000 and March 31, 1999 due to the Company improving the average days from invoice to payment. Accrued liabilities decreased for the nine months ended March 31, 2000 as a result of accrued contract payments of $634,000. Similarly, in the same period of the prior fiscal year, accrued liabilities decreased significantly as a result of accrued contract payments of $1.9 million.

         During the nine months ended March 31, 2000, the Company increased investments in property and equipment by $0.4 million due to the purchase of computer equipment. In the same period of the prior fiscal year, the Company had investments of $0.5 million in property and equipment and $0.6 million in capitalized software.

         To finance operating and investment activities for the nine months ended March 31, 2000, the Company received advances of $1.6 million under its Accounts Receivable Purchase Agreement and Equipment Financing Agreement with Silicon Valley Bank. The Company also financed a $0.3 million multi-year directors and officers liability insurance policy through Transamerica Insurance Finance Corporation. The financed amount is payable through April 2000 and bears interest at 6.98% per annum. The Company also received $1.1 million from employee stock option exercises and employee stock purchases. These increases were offset by debt payments of $1.4 million. During the same period of the prior fiscal year, the Company paid down debt of $1.0 million.

         Accounts receivable (billed and unbilled), net of allowance for doubtful accounts, increased to $10.0 million at March 31, 2000 from $6.5 million at June 30, 1999. The level of accounts receivable at March 31, 2000 reflects an increase in unbilled accounts receivables to $5.9 million at March 31, 2000 from $3.1 million at June 30, 1999. This increase is due to the issuance of a large software license and the completion of a significant amount of work on other contracts near the end of March 2000 which was billed in April 2000. The billed accounts receivable remained relatively unchanged with a $4.6 million balance at March 31, 2000 compared with $4.4 million at June 30, 1999. For the nine month period ended March 31, 2000, the Company reduced its provision for doubtful accounts by $235,000, credited recoveries of $147,000 to the allowance and wrote-off $284,000 in uncollected accounts. The decrease in the allowance is primarily due to the successful settlement of two previously reserved outstanding receivables.

         The Company has an Accounts Receivable Purchase Agreement (the "Agreement") with Silicon Valley Bank (the "Bank"), enabling the Company to borrow up to $4 million through the Bank's discretionary purchases of accounts receivable. The Bank pays up to 80% of the face amount of each receivable, with the balance of such face amount (less a finance charge equal to the Bank's prime rate, a fee of 0.625% of the face amount and certain costs and expenses of the Bank in administering the facility) payable to the Company following collection of the receivable. The receivables purchased by the Bank must be collected within 90 days unless otherwise agreed by the Bank, and the Company must not be in dispute and must conform to other eligibility requirements. The purchases are with full recourse against the Company, which has agreed to repurchase any non-conforming receivable subject to the Bank's ability to allow the substitution of conforming for non-conforming receivables. The Company's obligations under the Agreement are secured by a security interest in all of the Company's assets. Advances made to the Company are repayable in full upon demand in the event of default under the Agreement, including a breach in any material respect of any representation or warranty as to the receivables purchased or the Company's insolvency. As of March 31, 2000, $0 borrowing was made under this Agreement.

         The Company also has an Equipment Financing Agreement (the "Equipment Agreement"), with the Bank enabling the Company to borrow up to $1.25 million through the Bank's financing of recently acquired Company equipment and fixed assets. The Bank finances up to 100% of the original stated cost of the equipment. The Equipment agreement provides for the Company to obtain advances for amounts exceeding $50,000 per advance, and to repay advances (plus interest) over a 36-month period. The Equipment Agreement bears interest at the 36 month treasury rate plus 350 basis points, requires a commitment fee (and the reimbursement of bank expenses for certain costs of making and administering this facility) and a final payment equal to 6.5% of the value of the initial amount of each advance at the end of the financing period for that advance. The loan is subject to certain financial covenants and reporting requirements as a condition of the Equipment Agreement. Outstanding advances as of March 31, 2000 aggregated approximately $518,000.

         Under the terms of its office lease, the Company maintains a letter of credit under its line of credit with the Bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by the Company. The letter of credit required under the lease for fiscal year 2000 is $350,000 decreasing annually through fiscal year 2003 to $100,000. As of March 31, 2000, the Company was not subject to any draw against this letter of credit by the landlord.

         Additionally, the Company has an Export-Import Bank Loan and Security Agreement ("Exim Agreement")of up to $1 million with the Bank. This enables the Company to support working capital requirements and allows for the issuance of foreign bid and performance standby letters of credit against foreign accounts receivables and related inventory. The Bank will issue standby letters of credit up to 90% of each eligible foreign accounts receivable plus 50% of the eligible export-related inventory. Interest is paid monthly in arrears at the Bank's prime rate plus 1/2 % per annum. A loan fee of 1 1/2% plus Bank fees and charges in connection with the loan are due the Bank. This Exim Agreement is subject to certain financial covenants. As of March 31, 2000, there have been $0 borrowings under this line.

         The Company believes that existing cash balances, cash flow from operations, the availability of credit under its credit facility with the Bank and other potential sources of financing will be sufficient to support the Company's working capital requirements for at least the next twelve months.

ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS

         ACE*COMM provides product based solutions to a technology driven industry sector. Therefore, ACE*COMM's success is dependent in part upon factors beyond its control. This report contains forward-looking statements relating to the prospective operating results of the Company. The following are factors could affect ACE*COMM's future operating results. These factors are intended to serve as a cautionary statement to statements that may be made, either verbally or in writing, including those in any other forward-looking statements made by or on behalf of the Company.

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

         Trade receivables subject the Company to the potential for credit risk with customers in the telecommunication services industry and government sector. Five customers represented approximately 47% of the Company's gross trade receivables balances at March 31, 2000. To reduce credit risk, the Company conducts ongoing evaluations of its customers and requires letters of credit or other pre-payment arrangements, as appropriate. The Company maintains accounts receivable allowances to provide for potential credit losses. However, there can be no assurances that one or more customers will not be unable or unwilling to pay its or their obligations to the Company and in such event the Company's cash flows and financial results would be adversely affected.

         The Company derived approximately $7.5 million, or 30.8% of its total revenues, from customers outside of the United States in the first nine months of fiscal year 2000. The Company anticipates that a significant amount of future revenues will be derived from sales to end users in Canada, Asia, Europe, Africa, the Middle East and other areas of the world. These revenues may be adversely affected by changing economic conditions in foreign countries, which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1                  (A)      Amended and Restated Omnibus Stock Plan

     10.2                  (A)      Amended and Restated Stock Option Plan for Directors

     10.3                           Amendment to Employment Agreement dated as of March 31, 2000 between the Company and
                                    J. Eckler

     27                             Financial Data Schedule
     ---------------------------------------------------------------------------------------------------------------------
                           (A)      Incorporated by reference to the Company's Proxy Statement, dated October 4, 1999

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ACE*COMM CORPORATION

DATE: May 2, 2000        By:
                                 -------------------
                                 George T. Jimenez
                                 Chief Executive Officer


                                 -------------------
                                 James K. Eckler
                                 Executive Vice President - Finance and
                                 Administration
                                 (Principal Financial Officer)