Form 10-K405
period 2000-06-30
ACE COMM CORP
filed 2000-09-28
CIK 1017526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [X]

        As of September 15, 2000 the aggregate market value of the voting stock held by non-affiliates of the registrant (i.e. persons who are not directors, officers or affiliated therewith) was approximately $45,475,060 (5,234,238 shares of Common Stock at a closing price on the NASDAQ National Market of $8.688 on such date). Outstanding as of September 15, 2000 were 9,187,410 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement for its annual meeting to be held on November, 14, 2000 are incorporated by reference in Part III.

                              ACE*COMM CORPORATION

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
                                     PART I
Item 1.        BUSINESS                                                                  3

Item 2.        PROPERTIES                                                                9

Item 3.        LEGAL PROCEEDINGS                                                         9

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      10

Item 4A.       EXECUTIVE OFFICERS OF THE REGISTRANT                                     10

                                     PART II
Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                                      11

Item 6.        SELECTED FINANCIAL DATA                                                  12

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                      14

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                              20

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE                                   20

                                    PART III
Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                       20

Item 11.       EXECUTIVE COMPENSATION                                                   20

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                                           20

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                           20

                                     PART IV
Item 14.       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
               FORM 8-K                                                                 21

                                     PART I

ITEM 1.  BUSINESS

        This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Factors Affecting Future Operating Results".

GENERAL BUSINESS DEVELOPMENT

        ACE*COMM Corporation (the "Company"), incorporated in Maryland in 1983, sells product-based Operations Support System ("OSS") and Business Support System ("BSS") solutions worldwide for telecommunications and Internet service providers, including Next Generation Network ("NGN") operators, and enterprise network operators. The Company provides technology, hardware and software products, and related services for voice, conventional data networks and Internet protocol ("IP") based networks. The Company specializes in solutions that enable the capture, management, enhancement, warehousing, and distribution of network data used to support the business operations of service providers. These OSS and BSS solutions are provided by the Company to a broad range of customers, delivering both public and private communications services, and include wireless carriers, incumbent and competitive local exchange carriers, national and international long distance carriers, Internet service providers and enterprises. The Company's fiscal year ends on June 30. Unless otherwise noted, all references to years in this document are assumed to be fiscal.

SOLUTIONS, PRODUCTS AND SERVICES

SOLUTIONS FOR TELECOMMUNICATIONS AND INTERNET SERVICE PROVIDERS

The Company offers product-based solutions to telecommunications service providers for the collection, management, and distribution of call and transaction data. The Company's Convergent Mediation(TM) solutions enable customers to collect call data from a wide range of sources, including Next-Generation Networks carrying voice and data, wireless and radio networks, and conventional voice networks. Convergent Mediation(TM) hardware and software solutions enable service providers to process call data in support of critical operations and business functions, such as billing, network management, traffic analysis, marketing, rating/costing, and fraud detection.

The Company's Convergent Mediation(TM) solutions enable customers to capture data directly from voice and data switches and other network elements. Once captured, the data can be consolidated, validated, formatted, correlated, summarized, augmented, and stored in a centralized data warehouse. Customers can use various Company software applications to verify, analyze, and manage the data, and generate subscriber usage information. The data can also be distributed to other OSS and BSS applications; which may be provided by the Company, the service provider, or third parties; that can include billing, customer relationship management (CRM), provisioning, and fraud detection.

The Company's core telecommunications service provider infrastructure solution, N*VISION(TM) allows service providers to process, manage and analyze usage information generated from multiple sources, such as gateways, land lines, mobile or other types of voice switches, intelligent network (IN) nodes, data network switches, and routers. N*VISION(TM) develops, stores, and monitors network data in real time, and its data warehouse gives customers the ability to gain nearly instant access to key business information including traffic statistics, usage patterns, and information relating to transaction costs which is used in settlements between carriers and wholesale billing, and provides derivative information and displays that assist in managing network operations.

The Company's telecommunications service provider solutions provide the following range of capabilities:

Data Capture - software and hardware solutions that capture and secure call data.

Data Collection - software products that manage the collection process for large networks, including the polling and verification of records sent directly from network elements or hardware data capture units that may be provided by the Company or other vendors.

Data Management - software products that manage, reformat, prepare, and send collected and processed data to OSS and BSS functions for such purposes as billing, CRM, and fraud detection.

Data Warehousing - a software product set that stores records for OSS and BSS operations and decision making. This product is a repository for real-time, batch and historical data, storing call data in complete and summarized formats, statistics, customer-provided pilot tables, etc. The data warehouse application set also include an environment and software tools to view, manage, augment, reprocess, and generate reports on large volumes of call records.

Rating/Costing - a software application that allows customers to measure both individual and summarized call records for billing and settlements. It supports multiple rating dimensions as well as multiple rate plans. Rates can be changed in real time or on a scheduled basis.

Data Presentation - a software application that normalizes, formats, correlates, summarizes, and/or augments call records for numerous downstream applications such as billing and fraud systems.

Data Distribution - software products that, using compatible protocols, distribute normalized, formatted, correlated, summarized, and/or augmented call records to numerous downstream applications such as billing and fraud systems.

SOLUTIONS FOR ENTERPRISE NETWORK TELEMANAGMENT

The Company offers solutions to enterprises for the automation of network operations and management functions. The Company's NetPlus(R) Enterprise Operations Support System is the core capability of this solution set and is deployed on multi-vendor/multi-protocol voice, data, and video networks. NetPlus(R) is scaleable, to accommodate numerous network sizes and locations. NetPlus(R) enables enterprises to improve service and control costs by managing various aspects of the network, including alarm and fault resolution, cabling and facilities management, convergent billing, chargeback billing, cost control and recovery. NetPlus(R) also provides the capability to automate maintenance by providing work orders, trouble tickets, inventory, and switching equipment configuration management. Following are the primary functions provided by NetPlus(R):

Fault Management - a software product that allows network managers on a real-time basis to detect faults and to determine their origins and perform fault correction.

Configuration Management - a software product that delivers comprehensive subscriber, connectivity, and equipment administration functions. These modules track, maintain, and report on the entire network structure.

Accounting Management - system functions that collect, store, process, rate and verify billing and accounting data.

Performance Management - system functions that aggregate and analyze network performance, call data, and configuration data to provide managers with an overall performance model of their network and operations.

Security Management - a multi-level, layered system that covers systems ranging from the operating system and database to forms and commands within forms.

Directory Management - an application that handles listing in organizational or alphabetical formats, which allow for personnel, departmental, and classified directory listings.

Product Backplane(TM) - an application services layer, software infrastructure common to all NetPlus(R) applications, that is based on an Oracle(R) database, client/server distributed processing, Web-based User Interface (WUI), and Graphical User Interface (GUI) presentation, which operates for a single module or multiple functional system and allows users to implement only the modules they need.

Network Management Applications - infrastructure software that provides high-performance, low-cost, small footprint applications for managing network elements performance.

SERVICES

        Most of the Company's services are delivered in conjunction with Company solutions and products. The Company is increasingly asked to adapt existing products to customers' specialized needs. Apart from custom product development, the Company provides technical Customer Support, consulting, systems integration, outsourcing, service bureau, and a variety of on-going support and maintenance services related to Company products such as training and installation.

QUALITY

        The Company maintains an ISO 9001 standard Quality Management Program to monitor the quality of its offerings and has an internal Quality Management Committee to set quality objectives for the Company and a Quality Assurance Department to implement and monitor compliance with the applicable procedures.

SALES AND MARKETING

        The Company sells product-based solutions through direct sales and through the strategic alliance partners. See "Strategic Alliances and Other Customers." At present, the Company is increasing its sales efforts through the application of new sales and marketing strategies. During fiscal year 2000, the Company hired additional experienced, direct sales representatives and broadened its strategic alliances by adding certain non-exclusive third party relationships to existing distribution channels and alliances with carriers, communications equipment manufacturers, computer equipment manufacturers, software developers and telecom consultants. Additionally, the Company has recently restructured its marketing function and is hiring experienced personnel in the areas of market research, marketing communications, product management, and marketing strategy in order to increase its scope and capabilities in this area.

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


STRATEGIC ALLIANCES

        To assist in developing, marketing, and distributing its product solutions effectively and as part of the Company's marketing efforts, the Company has established strategic alliances with several large organizations: telecommunication and Internet equipment manufacturers, computer equipment manufacturers, telecom systems integrators and other organizations (the "strategic alliance partners" or "partners"). Each alliance is designed to do one or more of the following: develop products designed to meet the needs of the partner or its customers, establish a joint marketing relationship to include Company products in systems sold by the partner, create a reseller channel for the Company's products, or jointly provide customer support to end users. These strategic alliances enable the Company to leverage relationships within the industry to enhance its market development.

        A strategic alliance typically involves a formal agreement between the Company and the strategic alliance partner, pursuant to which the parties agree to develop and sell products to the partner for use by the partner, or by its customers who are in such cases the end users of the Company's products. Each agreement specifies the terms of the alliance, which may include off the shelf products and/or parameters for product development and product specifications, product pricing, the terms of intellectual property ownership, and the responsibilities of each partner for system integration, proposal drafting, sales and marketing. Once the products are developed, the strategic alliance partner will issue specific orders to the Company from time to time to purchase products, subject to the terms of the overall agreement. The products are generally purchased and paid for by the partner for resale to its customers directly or as part of a larger system installation. Sales to a strategic alliance partner may vary from period to period, depending on the timing of orders, which in turn may depend on a number of factors, including the completion of the Company's product development, the partner's marketing and sales efforts to its customers, the timing of orders from the partner's customers, and various internal financial, strategic and other factors specific to a partner or any of its customers. Accordingly, sales to a partner in one period are not necessarily predictive of sales to the partner in future periods.

        The following is a list of the Company's current significant strategic alliances:

- CISCO SYSTEMS, INC. ("CISCO") - the Company provides mediation and data warehousing capabilities to Cisco customers as part of Cisco's end-to-end solutions.

- GENERAL DYNAMICS GOVERNMENT SYSTEMS CORPORATION WORLDWIDE TELECOMMUNICATION ("GENERAL DYNAMICS GOVERNMENT SYSTEMS") - provides telephone systems at military facilities throughout the world. The Company, as a subcontractor to General Dynamics Government Systems for network management products, installs and supports NetPlus(R) products at multiple military facilities.

- KEANE FEDERAL SYSTEMS, INC. ("KEANE") - the Company provides subcontract services to Keane primarily for delivery of its NetPlus(R) software products and related services to United States Government installations throughout the world.

- MARCONI, PLC ("MARCONI") - the Company provides Convergent Mediation(TM) solutions that work in conjunction with Marconi's ServiceOn Management(R) suite of products.

- MOTOROLA, INC. - the Company provides a customized version of its Convergent Mediation(TM) solution for integration into Motorola's Mobile Data Gateway switch and to work in conjunction with their iDEN technologies. Motorola's iDEN software and hardware products provide telephone companies with the capability to offer integrated wireless communications services.

- SIEMENS AG - the Company sells its Enterprise Networks Operations Support products outside of the United States through Siemens AG, who serves as a prime contractor.

- TRW, INC. - the Company provides subcontract services to TRW for the delivery of its Convergent Mediation(TM) solution for the real-time usage management, data warehousing and data analysis requirements of British
   Telecommunications' Airwave service.


CUSTOMER SUPPORT

        The Company believes that a high level of customer support is critical to the Company's continuing success in developing relationships with its strategic partners and end users. The Company offers technical customer support 24 hours per day, seven days per week. Support is provided via telephone, remote login, e-mail and, if necessary, on-site assistance. In addition, the Company has established a Web site on the Internet to keep customers informed of product developments. International customers are supported directly by the Company or by local representatives that have been trained by the Company. These representatives do not represent the Company exclusively. The Company also conducts training classes for its strategic partners and other customers.

        The Company typically provides new customers with Customer Support under warranty for a period ranging from one to 24 months. This can include 24 hour, seven days per week support, replacement parts, software upgrades, when and if required. The Company also offers various levels of continuing Customer Support after the initial warranty period expires through Technical Support Agreements. In addition, the Company provides customers with support on a time and materials basis.

BACKLOG

        The Company defines backlog as signed contracts or purchase orders for delivery of hardware and software products and services generally within the next year. Backlog at June 30, 2000, 1999 and 1998 was approximately $8.9 million, $7.3 million and $11.2 million, respectively. Backlog, as defined, does not include contracts for hardware and software products which require the further issuance of purchase orders.

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

COMPETITION

        Competition in the markets for the Company's products is driven by rapidly changing enabling and core network and communications technologies, evolving industry standards, frequent new product introductions and enhancements, and rapid changes in customer requirements. To maintain and improve its competitive position, the Company must continue to develop and introduce value-added, timely and cost-effective new products, features and services that keep pace with technological developments and emerging industry standards, and address the increasingly sophisticated needs of its customers.

        The Company expects the continued growth of the telecommunications and Internet service provider market and the enterprise network market to encourage new entrants and competitors to enter these markets in the future. The Company believes that the principal competitive factors in these markets include specialized project management capabilities and technical expertise, compliance with industry quality standards and protocols, customer support, product features such as adaptability, scalability and flexibility, the ability to integrate with other products, functionality and ease-of-use, product reputation, responsiveness to customer needs, and timeliness of implementation. To remain competitive, the Company will be required to respond promptly and effectively to the challenges of next generation technological changes within the industry, as well as to its competitors' innovations.

        In the telecommunications and Internet service provider market, the Company's current and prospective competitors include: (i) large carriers which internally develop full system products for themselves, tailored to their particular specifications, (ii) next generation service provider companies, such as Comptel plc., Narus, Inc., and Xacct Technologies 1997 Ltd., that can supply, data collection, mediation components, and data storage capabilities, (iii) vendors that supply more inclusive products, such as Veramark Technologies, Inc., and CGI, Inc. (iv) telecom equipment manufacturers that provide network products such as Lucent Technologies, Inc., and Ericsson, (v) companies that provide OSS software applications for carriers, such as Stonehouse Technologies, Inc., and MetaSolv Software, Inc., (vi) companies that supply product components such as Ericcson-Hewlett-Packard Telecommunications
(EHPT) and Fujitsu, (vii) companies that provide billing and customer care applications, such as Amdocs Limited and Portal Software, Inc., and (viii) companies that develop custom solutions, such as EDS Inc. and Computer Sciences Corp.

        In the enterprise network market, the Company's current and prospective competitors include (i) companies that provide products for telephony networks, such as Switchview Inc., Telco Research Corporation and Veramark Technologies, Inc., and (ii) companies that provide products for data networks, such as Remedy Corp. and Computer Associates International, Inc.

        The Company believes that its ability to compete in its markets depends in part on a number of competitive factors outside its control, including the ability of others to develop technology that is competitive with the Company's products, the price at which competitors offer comparable products and services, the extent of competitors' responsiveness to customer needs, and the ability of the Company's competitors to hire, retain and motivate key personnel.

        The Company competes with a number of companies that have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition. As a result, the Company's competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than can the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company, or adapt more quickly than the Company to new technologies, evolving industry trends or changing customer requirements.

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

        During the years 2000, 1999 and 1998, research and development expenses were $1.7 million, $1.6 million and $2.4 million, respectively.

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

EMPLOYEES

        At June 30, 2000, the Company employed a total of 208 employees. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2.         PROPERTIES

        The Company leases space at four office locations: Gaithersburg, Maryland; Frederick, Maryland, Montreal, Canada; and Flemington, New Jersey. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required. The Gaithersburg offices are the Company's corporate headquarters and are used for product assembly, software and engineering development, professional services and support. The following sets forth information concerning the Company's significant facilities:

                            SQUARE                          CURRENT
LOCATION                    FOOTAGE   LEASE EXPIRATION      ANNUAL RENT
--------                    -------   ----------------      -----------
Gaithersburg, Maryland      38,427    November 30, 2003     $693,000 (subject
                                                            to annual
                                                            increases of
                                                            approximately
                                                            $21,000 and
                                                            allocated
                                                            operating costs
                                                            each year)


ITEM 3.         LEGAL PROCEEDINGS

        The Company is not a party to any material legal proceedings.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not submit any matter to a vote of its security holders during the fourth quarter of 2000.

ITEM 4A.        EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the names, ages and positions of the current executive officers of the Registrant.

NAME                                       AGE   POSITION
----                                       ---   --------
George T. Jimenez                          64    Chairman of the Board and Chief Executive Officer
Gino O. Picasso                            44    President and Chief Operating Officer
S. Joseph Dorr                             53    Executive Vice President of Business Development
Dr. Thomas V. Russotto                     55    Executive Vice President and Chief Technology Officer
James K. Eckler                            53    Executive Vice President of Finance and Administration

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

        Dr. Thomas V. Russotto has been a Vice President of the Company since 1985 and is currently an Executive Vice President and Chief Technology Officer. In 1998, he served as Vice President of Operations of the Company. From 1988 to 1998, Dr. Russotto directed the Carrier Networks Division and from 1983 to 1985 he served as Director of Product Development at the Company.

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

        The term of each executive officer will expire at the next annual meeting of the Board of Directors, which is scheduled to be held November 14, 2000.

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER
                MATTERS

COMMON STOCK PRICES

        The following table sets forth for the periods indicated the highest and lowest bid prices for the shares of common stock reported on the Nasdaq National Market.

                                                        YEAR ENDED JUNE 30,
                                      --------------------------------------------------------
                                                 2000                         1999
                                      ---------------------------   --------------------------
                                          HIGH            LOW           HIGH            LOW
                                      ------------   ------------   -----------    -----------
1st Quarter                           $      5.88    $      3.19    $      6.06    $      1.38
2nd Quarter                                 11.88           3.50           6.94           0.75
3rd Quarter                                 18.56           6.75           8.31           1.81
4th Quarter                                 10.63           3.00           4.75           2.13

COMMON STOCKHOLDERS

        As of September 15, 2000, there were 9,187,410 shares outstanding and held by 58 shareholders of record.

DIVIDENDS

        The Company has never declared or paid cash dividends on the Common Stock. The Company currently intends to retain earnings, if any, to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. The future payment of cash dividends, if any, is within the discretion of the Board of Directors and will depend on the future earnings, capital requirements, financial condition and future prospects of the Company and such other factors, as the Board of Directors may deem relevant.

ITEM 6.         SELECTED FINANCIAL DATA

        The selected financial data presented below for each of the Company's fiscal years in the five-year period ended June 30, 2000 and as of June 30, 2000, 1999, 1998, 1997, and 1996 are derived from the audited financial statements of the Company.

                                                                YEAR ENDED JUNE 30,
                                          ---------------------------------------------------------------
                                             2000         1999         1998         1997         1996
                                          -----------  -----------  -----------  -----------  -----------
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue                                   $  33,766    $  29,657   $   22,465   $   33,684   $   19,983
Cost of revenue                              15,346       13,765       13,325       17,627       10,836
                                          -----------  -----------  -----------  -----------  -----------
Gross profit                                 18,420       15,892        9,140       16,057        9,147

Selling, general and administrative          14,730       13,046       14,574       11,254        6,751
Research and development                      1,724        1,562        2,358        1,472          957
Provision for doubtful accounts                (200)         812        2,455            -            -
                                          -----------  -----------  -----------  -----------  -----------
Income (loss) from operations                 2,166          472      (10,247)       3,331        1,439

Interest income                                (143)        (185)        (247)        (347)           -
Interest expense                                 90           39          117          156          379
                                          -----------  -----------  -----------  -----------  -----------

Income (loss) before income taxes             2,219          618      (10,117)       3,522        1,060
Income taxes                                     21            -         (898)         898            -
                                          -----------  -----------  -----------  -----------  -----------
Net income (loss)                         $   2,198    $     618    $  (9,219)   $   2,624    $   1,060
                                          ===========  ===========  ===========  ===========  ===========
Net income (loss) per share:

           Basic                          $    0.24    $    0.07    $   (1.06)   $    0.35    $    0.26
                                          ===========  ===========  ===========  ===========  ===========
           Diluted                        $    0.23    $    0.07   $    (1.06)   $    0.32    $    0.18
                                          ===========  ===========  ===========  ===========  ===========

Number of shares used in computing
net income (loss) per share

           Basic                              8,994        8,838        8,708        7,460        3,472
                                          ===========  ===========  ===========  ===========  ===========
           Diluted                            9,587        8,931        8,708        8,152        5,829
                                          ===========  ===========  ===========  ===========  ===========

                                                                     JUNE 30,
                                          ---------------------------------------------------------------
                                             2000         1999        1998          1997         1996
                                          -----------  -----------  ----------   -----------  -----------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                 $   4,386    $   3,424    $   2,956    $   7,920    $     369
Working capital                              13,184        7,959        5,978       17,864        1,897
Total assets                                 22,785       18,699       24,593       33,518       14,298
Total liabilities                             5,866        5,220       11,808       11,809       12,187
Mandatorily redeemable preferred stock            -            -            -            -        2,262
Stockholders' equity (deficit)               16,919       13,479       12,785       21,709         (150)

SELECTED QUARTERLY INFORMATION

        The following table presents certain unaudited statement of operations data for each quarter of 2000 and 1999. These data have been derived from the Company's unaudited financial statements and have been prepared on the same basis as the Company's audited financial statements, which appear in this Annual Report on Form 10-K. In the opinion of the Company's management, these data include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such data. Such quarterly results are not necessarily indicative of future results of operations. This information is qualified by reference to, and should be read in conjunction with, the Company's financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                        FISCAL THREE MONTHS ENDED
                            ----------------------------------------------------------------------------------
                                             2000                                       1999
                            ---------------------------------------    ---------------------------------------
                            SEPT. 30,  DEC. 31,   MARCH 31, JUNE 30,    SEPT. 30, DEC. 31,  MARCH 31, JUNE 30,
                              1999      1999      2000      2000        1998       1998      1999      1999
                            --------- ---------  --------  --------    --------  --------- --------- ---------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
DATA:
Revenue                     $ 8,179   $ 7,975    $ 8,073   $ 9,539     $ 6,723   $ 7,528   $ 7,254   $ 8,152
Cost of revenue               3,889     3,381      3,213     4,863       3,083     4,276     3,082     3,324
                            --------- ---------  --------  --------    --------  --------- --------- ---------
Gross profit                  4,290     4,594      4,860     4,676       3,640     3,252     4,172     4,828

Selling, general and
   administrative             3,386     3,681      3,640     4,023       3,175     2,591     3,481     3,799
Research and development        329       380        601       414         360       225       429       548
Provision for doubtful
   accounts                      25      (193)       (67)       35          55       394       305        58
                            --------- ---------  --------  --------    --------  --------- --------- ---------
Income (loss) from              550       726        686       204          50        42       (43)      423
   operations

Interest income                 (24)      (20)       (45)      (54)        (64)      (50)      (39)      (35)
Interest expense                  4        21         36        29          25        14         3         -
                            --------- ---------  --------  --------    --------  --------- --------- ---------
Income (loss) before
income taxes                    570       725        695       229          89        78        (7)      458
Income taxes                     28        53        (10)      (50)          -         -         -         -
                            --------- ---------  --------  --------    --------  --------- --------- ---------
Net income (loss)           $   542   $   672    $   705   $   279     $    89   $    78   $    (7)  $   458
                            ========= =========  ========  ========    ========  ========= ========= =========

Net income (loss) per share:
          Basic             $  0.06   $  0.07    $  0.08   $  0.03     $  0.01   $  0.01   $ (0.00)  $  0.05
                            ========= =========  ========  ========    ========  ========= ========= =========
          Diluted           $  0.06   $  0.07    $  0.07   $  0.03     $  0.01   $  0.01   $ (0.00)  $  0.05
                            ========= =========  ========  ========    ========  ========= ========= =========

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company sells product based solutions and services to telecommunications and Internet service providers, including traditional telephony carriers, Next-Generation Network operators, and enterprise network operators, both through direct channels and through strategic alliance partners, for delivery to end users in the United States and internationally. These product based solutions and services are typically sold pursuant to contracts having an aggregate value of several hundred thousand to several million dollars.

        The Company has historically derived significant revenue from sales of its data collection and mediation products to traditional carriers, with the balance of the Company's revenues derived from the sale of product based solutions and services to enterprises and Next-Generation Network operators. During the past several years, the Company has experienced substantial growth in its sales of its Convergent Mediation(TM) products to Next-Generation Network operators. These customers are often experiencing rapid growth and are choosing the Company's product based solutions and services to meet their requirements for voice, data, wireless, and Internet networks.

        The Company derives revenues from software license fees, services, and hardware sales. The Company's software licenses to end-users generally provide for an initial license fee to use the product in perpetuity. Under certain contracts, the Company licenses its software to resellers for subsequent modification and resale. Revenue for software licenses is generally recognized at the time of delivery, provided that the Company has no remaining service obligations, collectibilty is considered probable and the fees are fixed and determinable.

        In connection with the licensing of its software, the Company is frequently engaged to provide custom product development and implementation services. In situations where such services include significant modification or customization of the software or are otherwise essential to the functionality of the software, revenues relating to the software license and services are aggregated and the combined revenues are recognized using the percentage-of-completion method. Revenue earned using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis.

        Revenue from renewed post contract customer support and maintenance agreements is recognized ratably over the appropriate term, generally one year. Revenue related to professional services is recognized as services are performed or on the basis of percentage-of-completion. Revenue from hardware sales is recognized upon delivery.

        The Company's product mix has changed over the past several years with a greater emphasis on software based solutions and related services. Sales of software and services typically generate a higher gross margin than sales of hardware.

        The Company defines backlog as signed contracts or purchase orders for delivery of hardware and software products and services generally within the next year. Backlog at June 30, 2000, 1999 and 1998 was approximately $8.9 million, $7.3 million and $11.2 million, respectively. Backlog, as defined, does not include contracts for hardware and software products that require the further issuance of purchase orders.

     The Company's revenue is typically concentrated among certain customers. One customer, Winstar, comprised approximately 11% of total revenues in 2000.

        Substantially all of the Company's revenue is derived from dollar-denominated sales. In 2000, 71% of total revenue was generated from sales in the United States. The Company also derived approximately 15% of its sales in Canada and Mexico. The Company's customers are usually contractually obligated to pay for product in U.S. dollars. The Company has operations in Canada but otherwise does not have significant foreign operations. All products are shipped from the United States or Canada pursuant to terms of orders issued by customers.

        The Company has experienced more favorable cash collections due to improved credit practices in 2000 and 1999 compared to 1998. For 2000, days sales outstanding [365/(annual sales/average of net accounts receivable at year end)] was 99 days compared to 102 days in 1999 and 212 days in 1998.

        The Company's cost of revenue consists of the cost of product engineering and production, cost of customer support personnel, the costs of materials purchased by the Company for incorporation into its products, amortization of capitalized software development costs, warranty costs, and inventory obsolescence. The expenses for services provided by certain alliance partners in connection with the installation and integration of the Company's products can also be included.

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

        Research and development expenses consist of personnel costs related to the design and development of the Company's products. These costs are expensed as incurred. However, computer software development costs incurred after the technological feasibility of a product is established and until the product is available for release to customers may be capitalized. Capitalized software and purchased technology costs are amortized on a product by product basis based on the greater of the ratio of current sales to estimated total future sales or a straight-line basis over the remaining estimated economic life of the product (no greater than three years) including the current year. In fiscal year 2000, the Company did not capitalize new software or purchased technology costs.

YEARS ENDED JUNE 30, 2000 AND 1999

        Revenues. Total revenue increased 14%, or $4.1 million, from $29.7 million in 1999 to $33.8 million in 2000. The increase of $4.1 million was principally due to an increase in sales of the Company's software based solutions. Revenue from software solutions increased $3.4 million, or 43% to $11.3 million in 2000, from $7.9 million in 1999. Services revenue increased $1.4 million, or 12% to $12.8 million in 2000, from $11.4 million in 1999. These increases were offset by a decrease in hardware sales of approximately $0.7 million, from $10.4 million in 1999 to $9.7 million in 2000.

        The increase in software sales is primarily due to an increase in sales of the Company's Convergent Mediation(TM) data warehousing and business support solution software to Next-Generation Network operators. The increase in service revenue is primarily a result of increases in consulting and customization related to software and development agreements, which was partially offset by a decrease in other services to a single customer in 2000.

        Revenue from sales to Next-Generation Network operators increased 46%, or $5.8 million, from $12.6 million in 1999 to $18.4 million in 2000, and represented 54% of total revenue in 2000 compared to 44% of total revenue in 1999. The increase in sales to Next-Generation Network operators is primarily due to an increase in sales of the Company's Convergent Mediation(TM) data warehousing and business support solution software and services. Revenues from sales to enterprises decreased 11% to $6.4 million in 2000 and represented 19% of total revenue compared to 24% of total revenue in 1999. The decrease in sales to enterprises is primarily due to a decrease in sales through alliance partners. Revenue from sales to traditional carriers decreased 8% to $9.0 million in 2000 and represented 27% of total revenue compared to 32% of total revenue in 1999. The decrease in sales to traditional carriers is primarily due to a decrease in proprietary hardware sales, which was partially offset by an increase in software sales.

        Gross Margins for 2000, were 55% compared to 54% for 1999. The modest improvement in the gross margin is primarily due to a change in the mix of revenue as software solutions and services increased relative to lower margin hardware product sales. Sales of software and services typically generate a higher gross margin than sales of hardware.

        Selling, General and Administrative (SG & A) expenses for 2000 were $14.7 million compared to $13.0 million in 1999, which represented 44% of revenue in 2000 and 1999. The increase in SG & A is primarily due to higher staffing levels, higher compensation and associated benefits, and recruiting costs. Higher staffing levels resulted from the need to support new business developments. These increases were partially offset by lower professional fees.

        Research and Development expenses for 2000 were $1.7 million compared to $1.6 million in 1999. The modest increase of $0.1 million is primarily due to the Company's continued commitment to a high-level research and development strategy. The Company initiated projects with new customers and strategic partners to develop next generation technologies for telecommunications service providers.

        Provision for Doubtful Accounts. The Company recognized a net recovery of $200,000, compared to a net expense of $812,000 in 1999. The net credit in the provision for doubtful accounts is principally due to the successful collection of accounts previously reserved or written off.

YEARS ENDED JUNE 30, 1999 AND 1998

        Revenues. Total revenue increased 32% from $22.5 million in 1998 to $29.7 million in 1999. The increase of $7.2 million was principally due to an increase in new and follow-on sales of products and services to U.S. Next-Generation Network operators. Additionally, the Company experienced greater sales of hardware and services relative to software sales.

        Revenue from sales to Next-Generation Network operators increased 116% or $7.0 million in 1999, an amount nearly equal to the total increase in revenue, and represented 44% of total revenue compared to 27% of total revenue in 1998. This increase is primarily a result of new and follow-on sales of services. Revenues from sales to enterprises increased 46% or $2.3 million in 1999 and represented 24% of total revenue compared to 22% of total revenue in 1998. This increase reflects stronger demand from the U.S. government, resulting in part from the reinstatement of U.S. Air Force orders, which had been suspended in 1998. Revenue from sales to traditional carriers decreased 18% or $2.1 million in 1999 and represented 32% of total revenue compared to 51% of total revenue in 1998.

        During 1999, the Company experienced a continuation of a trend for customers, especially Next-Generation Network operators, to seek a higher level of involvement by the Company in their business operations, including more systems integration work, than previously experienced.

        Gross Margins for 1999, were 54% compared to 41% for 1998. The improvement in the gross margin is primarily due to a change in the mix of revenue as services increased in significance relative to lower margin hardware product sales.

        Selling, General and Administrative (SG & A) expenses for 1999 were $13.0 million compared to $14.6 million in 1998 (which represented 44% and 65% of revenue in 1999 and 1998, respectively). The decrease in SG & A is primarily attributable to a decrease in employment costs resulting from staff reductions and other cost containment initiatives implemented throughout the year. The decrease was partially offset by an increase in professional service fees.

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

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2000, the Company had $4.4 million of cash and cash equivalents, compared to $3.4 million at June 30, 1999. Operating activities of the Company used $0.4 million for the year ended June 30, 2000 primarily as a result of an increase in accounts receivable. The change of cash flow from accounts receivable is primarily a result of the year end accounts receivable balance representing the completion of a significant amount of work on contracts near the end of the fiscal year, with significant billings in the fourth quarter of 2000. During the same period in 1999, operating activities provided the Company with $2.7 million. Net income, non-cash depreciation and amortization, a decrease in accounts receivables and inventories, offset by a decrease in accrued expenses and deferred revenue, were the primary drivers of cash provided by operations in 1999.

        The Company invested in property and equipment of $0.5 million in 2000 consisting primarily of computer equipment purchases. In the same period of the prior fiscal year, the Company made investments of $0.6 million in property and equipment and $0.6 million in capitalized software.

        To finance operating and investment activities for 2000, the Company received advances of $1.7 million under its Accounts Receivable Purchase Agreement and Equipment Financing Agreement with Silicon Valley Bank. The Company also financed a $0.4 million multi-year directors and officers liability insurance policy through Transamerica Insurance Finance Corporation. The Company received $1.2 million from employee stock option exercises and employee stock purchases. These increases were offset by debt payments of $1.5 million. During 1999, the Company paid down debt of $1.0 million.

        Accounts receivable, net of allowances for doubtful accounts, increased to $11.8 million at June 30, 2000 from $6.5 million at June 30, 1999. Accounts receivable include billed accounts, unbilled accounts and an allowance for doubtful accounts. Billed accounts receivable increased to $8.8 million at June 30, 2000 from $4.4 million at June 30, 1999. The increase is primarily attributable to the completion of a significant amount of work on contracts, which were billed in the fourth quarter of 2000. Unbilled accounts receivable increased to $3.5 million at June 30, 2000 from $3.1 million at June 30, 1999. These receivables represent contractual payment terms, which may not be billed for up to twelve months. During 2000, the Company reduced its allowance for doubtful accounts by $.4 million. The decrease in the allowance is principally due to successful collection of accounts previously reserved or written off.

        Gross inventories decreased to $2.1 million at June 30, 2000 from $2.4 million at June 30, 1999. The decrease of $0.3 million was primarily due to several large shipments made in June 2000. In addition, the Company wrote off $0.3 million in obsolete inventory in 2000, compared to a write off of $0.2 million in 1999.

        The Company has an Accounts Receivable Purchase Agreement (the "Agreement") with Silicon Valley Bank (the "Bank"), enabling the Company to borrow up to $4 million through the Bank's discretionary purchases of accounts receivable. The Bank pays up to 80% of the face amount of each receivable, with the balance of such face amount (less a finance charge equal to the Bank's prime rate, a fee of 0.625% of the face amount and certain costs and expenses of the Bank in administering the facility) payable to the Company following collection of the receivable. The receivables purchased by the Bank must be collected within 90 days unless otherwise agreed by the Bank and the Company, and must not be in dispute and must conform to other eligibility requirements. The purchases are with full recourse against the Company, which has agreed to repurchase any non-conforming receivable subject to the Bank's ability to allow the substitution of conforming for non-conforming receivables. The Company's obligations under the Agreement are secured by a security interest in all of the Company's assets. Advances made to the Company are repayable in full upon demand in the event of default under the Agreement, including a breach in any material respect of any representation or warranty as to the receivables purchased or the Company's insolvency. At June 30, 2000, there were no outstanding borrowings under this agreement.

        In September 1999, the Company obtained an Equipment Financing Agreement (the "Equipment Agreement"), with the Bank enabling the Company to borrow up to $1.25 million through the Bank's financing of recently acquired Company equipment and fixed assets. The Bank finances up to 100% of the original stated cost of the equipment. The Equipment agreement provides for the Company to obtain advances for amounts exceeding $50,000 per advance, and to repay advances (plus interest) over a 36-month period. The Equipment Agreement bears interest at the 36 month treasury rate plus 350 basis points, requires a commitment fee (and the reimbursement of bank expenses for certain costs of making and administering this facility) and a final payment equal to 6.5% of the value of the initial amount of each advance at the end of the financing period for that advance. The loan is subject to certain financial covenants and reporting requirements as a condition of the Equipment Agreement. At June 30, 2000, outstanding borrowings aggregated approximately $638,000.

        Under the terms of its office lease, the Company maintains a letter of credit under its line of credit with the Bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by the Company. The letter of credit required under the lease for fiscal year 2000 is $350,000 decreasing annually through fiscal year 2003 to $100,000. As of the date of this filing, the Company was not subject to any draw against this letter of credit by the landlord. The Company also maintains other customer related Letters of Credit issued by Silicon Valley Bank to support specific terms and conditions of customer orders. The aggregate of these letters of credit total approximately $79,000 at June 30, 2000.

        During the third quarter of fiscal 2000, the Company obtained an Export-Import Bank Loan and Security Agreement ("Ex-Im Agreement") with the Bank that provides for up to $1 million in borrowings through December 2000. The Ex-Im Agreement enables the Company to support working capital requirements and allows for the issuance of foreign bid and performance standby letters of credit against foreign accounts receivable and related inventory. Under the terms of the Ex-Im Agreement, the Bank may issue advances against a borrowing base of 90% of eligible foreign accounts receivable and 50% of eligible export related inventory. Letters of credit may be issued against 50% of the borrowing base. Interest on outstanding borrowings accrues at the bank's prime rate of interest plus 1/2% per annum. Upon issuance of each standby letter of credit, the Company pays a credit fee of 1.5% per annum of the face amount of the standby letter of credit. The Company's obligations under the Ex-Im Agreement are secured by a security interest in substantially all of the Company's assets. The Company's ability to borrow under the Ex-Im Agreement is subject to maintenance of certain financial ratios and reporting requirements. At June 30, 2000, there were no borrowings under this agreement

        The Company believes that existing cash balances, cash flows from operations and the availability of credit under its credit facilities with the Bank and other potential sources of financing will be sufficient to support the Company's working capital requirements for at least the next twelve months.

ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS

        The Company provides product-based solutions to a technology driven industry sector. Therefore, the Company's success is dependent in part upon factors beyond its control. This report contains forward-looking statements relating to the prospective operating results of the Company. The following are factors, in addition to those set forth in "Selected Quarterly Financial Data", which could affect the Company's future operating results. These factors are intended to serve as a cautionary statement to statements that may be made, either verbally or in writing, including those in any other forward-looking statements made by or on behalf of the Company.

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

        A key element of the Company's business strategy is to develop strategic alliances with leading companies that provide telecommunications services or that manufacture and market network equipment in order to expand the Company's distribution channels and provide additional exposure for the company's product offerings. There can be no assurance that the Company will be able to continue to increase the number of, or to expand, these types of relationships, in order to market its products effectively, particularly internationally, or that it will successfully develop other sales and marketing strategies.

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

        The Next-Generation Network market in the United States and overseas represents a source of growing demand for the Company's products, software licenses and services. In that this market segment is relatively new and in that many of these organizations are often in the early stages of their development, their financial resources may be limited and may adversely affect their ability to pay for the Company's products, software licenses and services. Next-Generation Network operators often rely extensively on the capital markets to meet their ongoing cash flow requirements, and there is no certainty that the markets will always provide them with adequate liquidity to pay their vendors on a timely basis.

        Trade receivables subject the Company to the potential for credit risk with customers in the telecommunication services industry and government sector. Five customers represented approximately 46% of the Company's gross trade receivable balances at June 30, 2000. To reduce credit risk, the Company conducts ongoing evaluations of its customers and monitors their payment patterns. The Company maintains accounts receivable allowances to provide for potential credit losses. However there can be no assurances that all customers will be able or willing to pay their obligations to the Company and in the event that one or more customers becomes unable or unwilling, the Company's cash flows and financial results could be adversely affected.

        The Company derived approximately $9.8 million, or 29% of its total revenues, from customers outside of the United States in 2000. The Company anticipates that a significant amount of future revenues may be derived from sales to end users in Asia, Europe and other areas of the world. These revenues may be adversely affected by changing economic conditions in foreign countries, which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                The Company's Financial Statements, together with the independent accountants' reports thereon, appear at pages F-1 through F-19 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None for fiscal year ended June 30, 2000. Previously reported with respect to fiscal year ended June 30, 1999.


                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The information called for by Item 10 is incorporated by reference to Proxy Statement for the 2000 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.

ITEM 11.        EXECUTIVE COMPENSATION

                The information called for by Item 11 is incorporated by reference to Proxy Statement for the 2000 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The information called for by Item 12 is incorporated by reference to Proxy Statement for the 2000 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                The information called for by Item 13 is incorporated by reference to Proxy Statement for the 2000 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM
                8-K

(a)(1)                  INDEX TO FINANCIAL STATEMENTS

        The following Financial Statements of the Registrant are filed as part of this report:

                                                                                         Page
                                                                                         ----
Report of Independent Auditors.........................................................  F-2

Report of Independent Accountants......................................................  F-3

Balance Sheets as of June 30, 2000 and 1999............................................  F-4

Statements of Operations for the years ended June 30, 2000, 1999 and 1998.......................................................................  F-5

Statements of Stockholders' Equity for the years
        ended June 30, 2000, 1999 and 1998.............................................  F-6

Statements of Cash Flows for the years
        ended June 30, 2000, 1999 and 1998.............................................  F-7

Notes to Financial Statements..........................................................  F-8

(a)(2)          FINANCIAL STATEMENT SCHEDULES

        Except for the schedule listed below, all other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
        Schedule II - Valuation and Qualifying Accounts                                  S-1

 (a)(3)        EXHIBITS


        3.2              (A)  Articles of Amendment and Restatement dated November 18, 1991.
        3.3              (A)  Articles of Amendment dated August 6, 1996.
        3.5              (A)  Form of Articles of Amendment and Restatement of the Company.
        3.6              (A)  By-laws of the Company as amended to date.
        4.1              (A)  Form of Specimen of Common Stock Certificate.
        10.13           *(B)  Form of Non-Qualified Stock Option Grant Agreement (certain executive officers -
                              fiscal  1997)
        10.14           *(B)  Form of Non-Qualified Stock Option Grant Agreement (certain executive officers -
                              fiscal 1997)
        10.15           *(B)  Executive Bonus Plan
        10.16            (B)  Lease Between Principal Mutual Life Insurance Company and the Company as Tenant
                              dated August 6, 1996
        10.22           *(C)  Amended and Restated Omnibus Stock Plan
        10.23           *(C)  Amended and Restated Omnibus Stock Plan for Directors
        10.24           *(D)  Employment Agreement dated as of October 1, 1998 between the Company and T.

                              Russotto
        10.25           *(D)  Non-Qualified Stock Option Grant Agreement dated March 23, 1999 between the Company and T. Russotto.
        10.26           *(D)  Incentive Stock Option Grant Agreement dated March 4, 1999 between the Company and J. Eckler.
        10.27           *(E)  Employment Agreement dated as of October 7, 1999 between the Company and J. Eckler
        10.28           *(F)  Amended and Restated Omnibus Stock Plan
        10.29           *(H)  Amended and Restated Omnibus Stock Plan for Directors
        10.30           *(G)  Amendment to Employment Agreement dated as of March 31, 2000 between the Company and J. Eckler
        10.31           *(H)  Employment Agreement dated as of  September 14, 1999 between the
                              Company and G. Picasso
        10.32           *(H)  Non-Qualified Stock Option Grant Agreement dated September 20, 1999 between the Company and G. Picasso
        10.33           *(H)  Employment Agreement dated as of  October 1, 1999 between the Company and S. Joseph Dorr
        10.34           *(H)  Non-Qualified Stock Option Grant Agreement dated August 24, 1999 between the Company and S. Joseph Dorr
        23               (H)  Consent of Ernst & Young LLP, independent auditors
        23.1             (H)  Consent of PricewaterhouseCoopers LLP, independent accountants
        27.              (H)  Financial Data Schedule

        --------------- ----- -----------------------------------------------------------------------
                         (A)  Incorporated by reference to the identically
                              numbered exhibit filed as an exhibit to the
                              Company's Registration Statement on Form S-1, File
                              No. 333-25439
                         (B)  Incorporated by reference to the identically
                              numbered exhibit filed as an exhibit to the
                              Company's Form 10-K, filed October 1, 1997.
                         (C)  Incorporated by reference to the Company's Proxy
                              Statement, dated October 21, 1999.
                         (D)  Incorporated by reference to the identically
                              numbered exhibit filed as an exhibit to the
                              Company's Form 10-K, filed September 28, 1999.
                         (E)  Incorporated by reference to the identically
                              numbered exhibit filed as an exhibit to the
                              Company's Form 10-Q, filed November 15, 1999
                         (F)  Incorporated by reference to the Company's Proxy
                              Statement, dated October 18, 1999.
                         (G)  Incorporated by reference to exhibit 10.3 filed as
                              an exhibit to the Company's Form 10-Q, filed May
                              2, 2000.
                         (H)  Filed herewith

                           * Management contract or compensatory plan or amendment required to be filed as an exhibit.

(b)     REPORTS ON FORM 8-K and 8-K/A

        None.

 SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ACE*COMM CORPORATION

                                            By: /s/George T. Jimenez
                                                --------------------------------
                                                George T. Jimenez
                                                Chief Executive Officer

                                            Date:  September 28, 2000

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    NAME                       TITLE                                     DATE
    ----                       -----                                     ----
    /s/George T. Jimenez       Chief Executive Officer                   September 28, 2000
    --------------------       and Chairman of the Board
    (George T. Jimenez)


    /s/James K. Eckler         Executive Vice President of Finance and   September 28, 2000
    ------------------         Administration
    (James K. Eckler)          (Principal Financial Officer)


    /s/Kelly J. Tura           Controller                                September 28, 2000
    ----------------           (Principal Accounting Officer)
    (Kelly J. Tura)



    /s/Paul G. Casner, Jr.     Director                                  September 28, 2000
    ----------------------
    (Paul G. Casner, Jr.)


    /s/Gilbert A. Wetzel       Director                                  September 28, 2000
    --------------------
    (Gilbert A. Wetzel)


    /s/William R. Newlin       Director                                  September 28, 2000
     -------------------
    (William R. Newlin)


    /s/Harry M. Linowes        Director                                  September 28, 2000
    -------------------
    (Harry M. Linowes)

                              ACE*COMM CORPORATION

INDEX TO FINANCIAL STATEMENTS

        The following Financial Statements of the Registrant are filed as part of this report:

                                                                                   Page
Report of Independent Auditors.....................................................F-2

Report of Independent Accountants..................................................F-3

Balance Sheets as of June 30, 2000 and 1999........................................F-4

Statements of Operations for the years ended June 30,
        2000, 1999 and 1998........................................................F-5

Statements of Stockholders' Equity for the years
        ended June 30, 2000, 1999 and 1998.........................................F-6

Statements of Cash Flows for the years ended June 30,
        2000, 1999 and 1998........................................................F-7

Notes to Financial Statements......................................................F-8

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of ACE*COMM Corporation

We have audited the accompanying balance sheets of ACE*COMM Corporation as of June 30, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 14(a), These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ACE*COMM Corporation at June 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Ernst & Young LLP

McLean, VA.
August 16, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ACE*COMM Corporation

In our opinion, the accompanying statements of operations, stockholders' equity and cash flows for the year ended June 30, 1998 present fairly, in all material respects, the results of operations and cash flows of ACE*COMM Corporation for the year ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of ACE*COMM Corporation for any period subsequent to June 30, 1998.




PricewaterhouseCoopers LLP

Washington, D.C.
September 29, 1998

                              ACE*COMM CORPORATION
                                 BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                        JUNE 30,
                                                              ----------------------------
                                                                 2000            1999
                                                              -----------     ------------
                    ASSETS
Current assets:
  Cash and cash equivalents                                   $     4,386     $     3,424
  Accounts receivable, net                                         11,818           6,547
  Inventories, net                                                  1,869           2,152
  Notes receivable                                                      -             516
  Prepaid expenses and other                                          531             466
                                                              -----------     ------------
     Total current assets                                          18,604          13,105
Property and equipment, net                                         3,190           3,779
Capitalized software development costs, net                           738           1,747
Other assets                                                          253              68
                                                              -----------     ------------
     Total assets                                             $    22,785     $    18,699
                                                              ===========     ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Borrowings                                                  $       280     $        47
  Accounts payable                                                  1,538           1,517
  Accrued expenses                                                    506             797
  Accrued compensation                                              2,267           1,621
  Accrued contract costs                                               59             718
  Deferred revenue                                                    770             446
                                                              -----------     ------------
     Total current liabilities                                      5,420           5,146
  Noncurrent borrowings                                               446              74
                                                              -----------     ------------
     Total liabilities                                              5,866           5,220
                                                              -----------     ------------

Commitments and contingencies ( Note 12 )

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued and outstanding                            -               -
  Common stock, $.01 par value, 45,000,000 shares
     authorized, 9,180,638 and 8,877,628 shares
     issued and outstanding                                            92              89
  Additional paid-in capital                                       21,136          19,897
  Accumulated deficit                                              (4,309)         (6,507)
                                                              -----------     ------------
     Total stockholders' equity                                    16,919          13,479
                                                              -----------     ------------

     Total liabilities and stockholders' equity               $    22,785     $    18,699
                                                              ===========     ============








   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               YEARS ENDED JUNE 30,
                                                      ---------------------------------------
                                                        2000          1999           1998
                                                      ----------    ----------    -----------
Revenue                                               $  33,766      $ 29,657     $  22,465
Cost of revenue                                          15,346        13,765        13,325
                                                      ----------    ----------    -----------
Gross profit                                             18,420        15,892         9,140
Selling, general and administrative expense              14,730        13,046        14,574
Research and development expense                          1,724         1,562         2,358
Provision for doubtful accounts                            (200)          812         2,455
                                                      ----------    ----------    -----------

Income (loss) from operations                             2,166           472       (10,247)
Interest income                                            (143)         (185)         (247)
Interest expense                                             90            39           117
                                                      ----------    ----------    -----------
Income (loss) before income taxes                         2,219           618       (10,117)
Income tax provision (benefit)                               21             -          (898)
                                                      ----------    ----------    -----------
Net income (loss)                                     $   2,198     $     618     $  (9,219)
                                                      ==========    ==========    ===========

Basic net income (loss) per share                     $    0.24     $    0.07     $   (1.06)
                                                      ==========    ==========    ===========
Diluted net income (loss) per share                   $    0.23     $    0.07     $   (1.06)
                                                      ==========    ==========    ===========
Shares used in computing net income (loss) per share:
    Basic                                                 8,994         8,838         8,708
                                                      ==========    ==========    ===========
    Diluted                                               9,587         8,931         8,708
                                                      ==========    ==========    ===========








   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                               COMMON STOCK
                                          ------------------------               (ACCUMULATED
                                                                    ADDITIONAL     DEFICIT)
                                                                     PAID-IN       RETAINED
                                            SHARES     PAR VALUE     CAPITAL       EARNINGS       TOTAL
                                          -----------  -----------  -----------  -------------  ----------
Balance, June 30, 1997                         8,550   $       85    $ 19,530      $   2,094    $ 21,709
Exercise of common stock options                 258            3         313              -         316
Repurchase and retirement
   of common stock                                (1)           -         (21)             -         (21)
Net loss for the year ended June 30,               -            -           -         (9,219)     (9,219)
   1998
                                          -----------  -----------  -----------  -------------  ----------
Balance, June 30, 1998                         8,807         $ 88    $ 19,822      $  (7,125)   $ 12,785
Exercise of common stock options                  66            1          64              -          65
Employee stock purchase plan                       4            -          11              -          11
Net income for the year ended June 30,
   1999                                            -            -           -            618         618
                                          -----------  -----------  -----------  -------------  ----------
Balance, June 30, 1999                         8,877   $       89    $ 19,897      $  (6,507)   $ 13,479
Exercise of common stock options                 288            3       1,185                      1,188
Employee stock purchase plan                      16                       54                         54
Net income for the year ended June 30,
   2000                                                                                2,198       2,198
                                          -----------  -----------  -----------  -------------  ----------
Balance, June 30, 2000                         9,181   $       92    $ 21,136      $  (4,309)   $ 16,919
                                          ===========  ===========  ===========  =============  ==========





   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED JUNE 30,
                                                           ------------------------------------
                                                              2000          1999         1998
                                                           -----------    ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $    2,198     $     618    $  (9,219)
Adjustments to reconcile net income (loss) to net cash
(used for) provided by operating activities:
  Depreciation and amortization                                 2,128         2,243        1,563
  Provision for doubtful accounts                                (200)          812        2,455
Changes in operating assets and liabilities:
  Accounts receivable                                          (5,071)        2,626        3,680
  Inventories, net                                                283         1,080         (418)
  Notes receivable                                                516           619       (1,135)
  Prepaid expenses and other assets                              (250)          221          362
  Accounts payable                                                 21          (493)        (725)
  Accrued liabilities                                            (304)       (3,341)         351
  Deferred income taxes                                             -             -         (898)
  Deferred revenue                                                324        (1,723)       1,659
                                                           -----------    ---------    ----------
Net cash (used for) provided by operating activities             (355)        2,662       (2,325)
                                                           -----------    ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                              (530)         (624)      (1,203)
Additions to capitalized software development costs                 -          (615)      (1,343)
                                                           -----------    ---------    ----------
Net cash used for investing activities                           (530)       (1,239)      (2,546)
                                                           -----------    ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase  in line of credit                          -          (100)         100
Other borrowings from Bank                                      2,142             -            -
Payments on debt                                               (1,481)         (883)        (450)
Principal payments under capital lease obligation                 (56)          (48)         (38)
Exercise of common stock options                                1,188            65          316
Employee stock purchase plan                                       54            11            -
Repurchase and retirement of common stock                           -             -          (21)
                                                           -----------    ---------    ----------
Net cash provided by (used for) financing activities            1,847          (955)         (93)
                                                           -----------    ---------    ----------
Net increase (decrease) in cash and cash equivalents              962           468       (4,964)
Cash and cash equivalents at beginning of year                  3,424         2,956        7,920
                                                           -----------    ---------    ----------
Cash and cash equivalents at end of year                   $    4,386     $   3,424    $   2,956
                                                           ===========    =========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for :
       Interest                                            $       90     $      39    $     114








   The accompanying notes are an integral part of these financial statements.

                             ACE*COMM CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

ACE*COMM Corporation (the "Company"), incorporated in Maryland in 1983, delivers product based solutions for Telecommunications and Internet service providers worldwide. The Company develops technology and provides related services for voice, conventional data networks and Internet protocol (IP) based networks. The Company specializes in products and services that enable the capture, management, enhancement and distribution of network data used to support the business operations of service providers. These Operations Support System (OSS) solutions are provided by the Company to a broad range of customers, delivering both public and private communications services, and include wireless carriers, incumbent and competitive local exchange carriers, national and international long distance carriers, Internet services providers and enterprises.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying financial statements include: management's forecasts of contract costs and progress towards completion, which are used to determine revenue recognition under the percentage-of-completion method, estimates of allowances for doubtful accounts receivable and inventory obsolescence, tax valuation allowances, and estimates of the net realizable value of capitalized software development costs.

REVENUE RECOGNITION

The Company derives revenues from software license fees, services, and hardware sales. The Company's software licenses to end-users generally provide for an initial license fee to use the product in perpetuity. Under certain contracts, the Company licenses its software to resellers for subsequent modification and resale. Revenue for software licenses is generally recognized at the time of delivery, provided that the Company has no remaining service obligations, collectiblity is considered probable and the fees are fixed and determinable.

In connection with the licensing of its software, the Company is frequently engaged to provide custom product development and implementation services. In situations where such services include significant modification or customization of the software or are otherwise essential to the functionality of the software, revenues relating to the software license and services are aggregated and the combined revenues are recognized using the percentage-of-completion method. Revenue earned using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis.

Revenue from support and maintenance services is recognized ratably over the term of the related agreement, generally one year. Revenue related to professional services is recognized as services are performed. Revenue from hardware sales is recognized upon delivery.

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows: equipment and vehicles - 7 years; computer equipment - 3 to 7 years. Leasehold improvements are amortized on a straight-line method over the shorter of the improvements' estimated useful lives or related remaining lease terms. Maintenance and repair costs are charged to current earnings. Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances indicate the carrying value of an asset may not be recoverable.

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

EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income (loss) by the weighted average of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance reduces deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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


NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

                                                                    JUNE 30,
                                                      -------------------------------------
                                                           2000                 1999
                                                      ----------------     ----------------
Billed                                                $          8,823     $         4,355
Unbilled                                                         3,464               3,059
Allowance for doubtful accounts                                   (469)               (867)
                                                      ----------------     ----------------
                                                      $         11,818     $         6,547
                                                      ================     ================

Unbilled receivables include costs and estimated profit on contracts in progress which have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. The Company reduced its provision for doubtful accounts by $200,000, credited recoveries of $152,000 to the allowance and wrote-off $350,000 in uncollected accounts for the year ended June 30, 2000. The Company increased its provision for doubtful accounts by $812,000, credited recoveries of $392,000 to the allowance and wrote-off $2,802,000 for the year ended June 30, 1999. In fiscal 1998, the Company increased its provision for doubtful accounts by $2,455,000 and there were no write-offs or recoveries.


NOTE 4 - INVENTORIES

Inventories consist of the following (in thousands):

                                                                    JUNE 30,
                                                      -------------------------------------
                                                           2000                 1999
                                                      ----------------     ----------------
Inventories                                           $          2,056     $         2,404
Allowance for obsolescence                                        (187)               (252)
                                                      ----------------     ----------------
                                                      $          1,869     $         2,152
                                                      ================     ================

Inventory write-offs in fiscal years 2000, 1999 and 1998 were $304,000, $220,000 and $0, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                    JUNE 30,
                                                      -------------------------------------
                                                           2000                 1999
                                                      ----------------     ----------------
Computer equipment                                    $         5,660      $         5,172
Office equipment                                                  840                  833
Leasehold improvements                                            462                  427
                                                      ----------------     ----------------
                                                                6,962                6,432
Less accumulated depreciation and amortization                 (3,772)              (2,653)
                                                      ----------------     ----------------
                                                      $         3,190      $         3,779
                                                      ================     ================


Depreciation expense of property and equipment amounted to $1,119,000, $914,000 and $604,000 in 2000, 1999 and 1998, respectively. At June 30, 2000 and 1999, leasehold improvements includes a capitalized lease in the amount of $246,000 and accumulated depreciation of $ 169,000 and $57,000, respectively.


NOTE 6 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs consist of the following (in thousands):

                                                                     JUNE 30,
                                                         ----------------------------------
                                                              2000               1999
                                                         ---------------    ---------------
Capitalized software development costs                   $       7,897      $       7,897
Less accumulated amortization                                   (7,159)            (6,150)
                                                         ---------------    ---------------
                                                         $         738      $       1,747
                                                         ===============    ===============


Amortization expense of capitalized software amounted to $1,009,000, $1,329,000 and $959,000 in 2000, 1999 and 1998, respectively.


NOTE 7 - BORROWINGS

The Company's borrowings consist of the following (in thousands):

                                                                     JUNE 30,
                                                         ----------------------------------
                                                              2000               1999
                                                         ---------------    ---------------
Capital lease obligation for the use of an office
telephone system, principal plus interest (from
10.03% to 13.75%), due in monthly installments
through November 2001.                                              88                121

Advances from equipment financing agreement with
Silicon Valley Bank, principal plus interest (from
9.28 to 9.98%) due in monthly installments through
June 2003.                                                         638                  -
                                                         ---------------    ---------------

Total borrowings                                                   726                121

Less current portion                                              (280)               (47)
                                                         ---------------    ---------------

Noncurrent portion                                       $         446      $          74
                                                         ===============    ===============

Annual maturities of noncurrent borrowings are $270,000 in 2002 and $176,000 in 2003.

LINES OF CREDIT

During the second quarter of fiscal 1999, the Company obtained an Accounts Receivable Purchase Agreement ("Agreement") from Silicon Valley Bank ("the Bank"). The Agreement enables the Company to borrow up to $4.0 million through the Bank's discretionary purchases of accounts receivable. The Bank will pay up to 80% of the face amount of each receivable, with the balance of such face amount (less certain finance and administrative charges) payable to the Company following collection of the receivable. The receivables purchased by the Bank must be collected within 90 days unless otherwise agreed by the Bank and the Company, must not be in dispute, and must conform to other eligibility requirements. The purchases are with full recourse against the Company, which has agreed to repurchase any non-conforming receivable subject to the Bank's ability to allow the substitution of conforming for non-conforming receivables. The Company's obligations under the Agreement are secured by a security interest in substantially all of the Company's assets. Advances made to the Company are repayable in full upon demand in the event of default under the Agreement, including a breach in any material respect of any representation or warranty as to the receivables purchased or the Company's insolvency. The finance charges and administrative fees under this Agreement are based on an amount equal to the Bank's prime rate plus 4% per annum, of the average daily outstanding account balance and .625% of the face amount of each purchased receivable, respectively.

In August 1999, the Company and the Bank modified the Agreement to reduce the rate of interest charged from prime plus 4% per annum to prime. At June 30, 2000, there were no borrowings made under this amended agreement.

During the first quarter of fiscal 2000, the Company obtained an Equipment Financing Agreement (the "Equipment Agreement"), with the Bank enabling the Company to borrow up to $1.25 million through the Bank's financing of recently acquired Company equipment and fixed assets. The Bank finances up to 100% of the original stated cost of the equipment. The Equipment Agreement provides for the Company to obtain advances for amounts exceeding $50,000 per advance, and to repay advances (plus interest) over a 36-month period. The Equipment Agreement bears interest at the 36 month treasury rate plus 350 basis points, requires a commitment fee (and the reimbursement of bank expenses for certain costs of making and administering this facility) and a final payment equal to 6.5% of the value of the initial amount of each advance at the end of the financing period for that advance. The loan is subject to certain financial covenants and reporting requirements as a condition of the Equipment Agreement. Outstanding advances as June 30, 2000 aggregated approximately $638,000.

During the third quarter of fiscal 2000, the Company obtained an Export-Import Bank Loan and Security Agreement ("Ex-Im Agreement") with the Bank that provides for up to $1 million in borrowings through December 2000. The Ex-Im Agreement enables the Company to support working capital requirements and allows for the issuance of foreign bid and performance standby letters of credit against foreign accounts receivable and related inventory. Under the terms of the Ex-Im Agreement, the Bank may issue advances against a borrowing base of 90% of eligible foreign accounts receivable and 50% of eligible export related inventory. Letters of credit may be issued against 50% of the borrowing base. Interest on outstanding borrowings accrues at the bank's prime rate of interest plus 1/2% per annum. Upon issuance of each standby letter of credit, the Company pays a credit fee of 1.5% per annum of the face amount of the standby letter of credit. The Company's obligations under the Ex-Im Agreement are secured by a security interest in substantially all of the Company's assets. The Company's ability to borrow under the Ex-Im Agreement is subject to maintenance of certain financial ratios and reporting requirements. At June 30, 2000, there were no borrowings under this agreement.

NOTE 8 - RETIREMENT PLAN

The Company has a 401(k) plan, under which to be eligible, employees must have completed six months of service, be at least 21 years of age and be credited with 1,000 hours of service. The Company may make contributions to the plan at its discretion. Contributions expensed by the Company during 2000, 1999, and 1998 were approximately $111,000, $110,000 and $0, respectively.


NOTE 9 - INCOME TAXES

The primary components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

                                                        JUNE 30,
                                              ------------------------------
                                                  2000             1999
                                              -------------    -------------
Tax assets:
     Allowance for doubtful accounts          $        178     $        329
     Inventories                                       237              365
     Accrued expenses                                  501              483
     Net operating loss carryforwards                7,513            7,895
     Tax credit carryforwards                          266              266
     Other                                              33               83
                                              -------------    -------------
               Gross deferred tax assets             8,728            9,421
                                              -------------    -------------
Tax liabilities:
     Income on contracts                            (1,315)          (1,161)
     Software costs                                   (280)            (663)
     Depreciation                                     (347)            (401)
                                              -------------    -------------
               Gross deferred tax
                  liabilities                       (1,942)          (2,225)
                                              -------------    -------------
          Net deferred tax asset                     6,786            7,196
     Valuation allowance                            (6,786)          (7,196)
                                              -------------    -------------
     Net deferred tax                         $          -     $          -
                                              =============    =============


At June 30, 2000, the Company had net operating loss carryforwards available to offset future taxable income of approximately $19.8 million, which expire from 2007 through 2020. At June 30, 2000, the Company also had general business credit carryforward of approximately $250,000 available to reduce future tax liabilities. These credits expire beginning in the year 2007. In addition, the Company also had alternative minimum tax credits of approximately $14,000 available to offset future tax liabilities. These tax credits do not expire.

Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Based on historical net operating losses and no assurance that the Company will generate any earnings or any specific level of earnings in future years, the Company established a valuation allowance on the net deferred assets at June 30, 2000 and 1999. Approximately $5.2 and $4.7 million of the valuation allowance in 2000 and 1999, respectively, resulted from the tax benefit of non-qualified stock options that have not been recognized for tax purposes. When the valuation allowance is released, the tax benefit will be credited directly to equity.

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

                                                            YEARS ENDED JUNE 30,
                                              ------------------------------------------------
                                                  2000             1999             1998
                                              -------------    -------------    --------------
Current:
          Federal                             $          -     $          -     $          -
          State                                         21                -                -
                                              -------------    -------------    --------------
Total current                                           21                -                -
                                              -------------    -------------    --------------
Deferred
          Federal                                        -                -             (745)
          State                                          -                -             (153)
                                              -------------    -------------    --------------
Total deferred                                           -                -             (898)
                                              -------------    -------------    --------------
Total                                         $         21     $          -     $       (898)
                                              =============    =============    ==============


In 2000, 1999, and 1998, the Company paid income taxes of $95,000, $0, and $1,000, respectively.

The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision recorded for each year are as follows (in thousands):

                                                           YEARS ENDED JUNE 30,
                                              ------------------------------------------------
                                                  2000             1999             1998
                                              -------------    -------------    --------------
Income tax provision (benefit) at statutory
rate                                          $        849     $        210     $     (1,963)
State income taxes net of Federal benefit               89               30             (229)
Nondeductible expenses                                  62               47               79
Foreign taxes                                           53               53                -
Other                                                    -                -              390
Change in valuation allowance                       (1,032)            (340)             825
                                              -------------    -------------    --------------
     Actual (benefit) provision               $         21     $          -     $       (898)
                                              =============    =============    ==============


NOTE 10 - STOCKHOLDERS' EQUITY

Employee Stock Purchase Plan

In 1999, the Company adopted an Employee Stock Purchase Plan (the "Plan") to provide a method whereby all employees have an opportunity to acquire a proprietary interest in the Company through the purchase of shares of common stock. The Plan is implemented through common stock offerings in consecutive offering periods, each constituting a calendar quarter. The first offering period commenced on January 1, 1999. The option price of the common stock, purchased with payroll deductions made during an offering period, is the lower of 85% of the closing price of the common stock on the first eligible trading day of an offering period or 85% of the closing price of the common stock on the last eligible day of an offering period. The maximum number of shares of common stock, which may be issued under the Plan, is 240,000 shares. The Company issued 15,936 and 4,296 shares of common stock under the plan in 2000 and 1999, respectively.

Stock Options

AMENDED AND RESTATED OMNIBUS STOCK PLAN ("OMNIBUS PLAN")

In connection with the Shareholder approved Omnibus Plan, the Company has reserved 4,200,000 shares of Common Stock to grant nonqualified and incentive stock options to officers and employees. The exercise price of each option granted under the Omnibus Plan is determined by the Compensation Committee, and is limited to a minimum of the fair market value of the Company's Common Stock on the date of grant. The Omnibus Plan also provides for the issuance of restricted or unrestricted stock, stock appreciation rights and phantom stock options. The Company may grant options under the Omnibus Plan until September 2009.

The terms of option grants and issuances of restricted stock, stock appreciation rights and phantom stock options, including vesting and exerciseability, are determined by the Compensation Committee. Options and phantom stock options granted to date vest either immediately or over a period of one to eight years from the date of grant, subject to accelerated vesting in certain events such as a change of control, and expire upon the earlier of the employee's termination or five or ten years from the date of grant. Certain options and phantom stock options granted in 2000, 1999 and 1998 are further subject to accelerated vesting based on achievement of certain pre-determined performance goals. Vested options and phantom stock options become exercisable immediately upon vesting or within three years from the date of grant. As of June 30, 2000, 1999 and 1998, there were outstanding phantom stock options totaling 7,082, 10,082, and 8,082, respectively, and no restricted stock or stock appreciation rights had been granted. Compensation cost associated with the 2000, 1999, and 1998 phantom stock option grants was immaterial.

In July 1998, the Company re-priced 122,984 options and phantom stock options with original exercise and base unit prices of $12.00 to the $5.00 fair market value on the date of re-pricing. During fiscal year 1998, the Company re-priced 80,000 options with an original exercise price of $17.75 to the $6.38 fair market value on the date of re-pricing. No other terms of the options were modified.

AMENDED AND RESTATED STOCK OPTION PLAN FOR DIRECTORS ("DIRECTORS' PLAN")

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

Information relating to all the plans is summarized as follows:

                                         OMNIBUS PLAN                DIRECTORS' PLAN
                                    --------------------------  ------------------------
                                                  WEIGHTED                     WEIGHTED
                                     NUMBER      AVG. SHARE      NUMBER OF    AVG. SHARE
                                    OF SHARES      PRICE          SHARES         PRICE
                                    ---------    -----------    -----------    -----------
Outstanding Options at June 30,
1997                                 965,678     $     6.13         22,500     $      7.00
Granted                              689,883           7.67          9,000           17.50
Exercised                           (257,871)          1.22              -               -
Expired                             (286,908)         10.48              -               -
                                   ----------    -----------    -----------    -----------
Outstanding Options at June 30,
1998                               1,110,782           7.10         31,500           10.00

Granted                              795,259           3.47         15,000            4.39
Exercised                            (66,283)          0.97              -               -
Expired                             (393,687)          8.07              -               -
                                   ----------    -----------    -----------    -----------
Outstanding Options at June 30,
1999                               1,446,071           5.12         46,500            8.19
Granted                              765,685           4.49         52,000            9.75
Exercised                           (287,074)          4.14              -               -
Expired                             (171,218)          4.93              -               -
                                   ----------    -----------    -----------    -----------
Outstanding Options at June 30,
2000                               1,753,464     $     5.02         98,500     $      9.01
                                   ==========    ===========    ===========    ===========

Options exercisable at June 30,
1998                                 444,354     $     6.18         18,000     $      7.00
                                 ===========     ==========     ===========     ===========
Options exercisable at June 30,
1999                                 576,579     $     6.35         25,500     $      8.24
                                    =========    ===========    ===========    ===========
Options exercisable at June 30,
2000                                 522,814     $     6.40         37,500     $      8.20
                                    =========    ===========    ===========    ===========
Options available for granting       753,142                        38,500
                                    =========                   ===========


The following table summarizes information about stock options outstanding at June 30, 2000:

                  OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
--------------------------------------------------------------- ------------------------------


                                   Weighted-
                     Number         Average        Weighted-       Number
                   Outstanding     Remaining        Average      Exercisable     Weighted-
    Range of       at June 30,    Contractual      Exercise      at June 30,      Average
Exercise Prices        2000        Life (yrs)        Price          2000       Exercise Price
----------------- -------------- --------------- -------------- -------------- ---------------
$  0.41 to $ 1.78         1,800       0.7        $        0.64          1,800   $         0.64
$  1.79 to $ 3.55       336,361       8.3        $        2.35         91,776   $         2.42
$  3.56 to $ 5.33       764,062       8.9        $        4.15         74,695   $         4.93
$  5.34 to $ 7.10       591,294       5.7        $        6.67        319,215   $         6.77
$  7.11 to $17.75       158,447       5.7        $       11.31         72,828   $        12.38
                  --------------                                --------------
                      1,851,964                                       560,314
                  ==============                                ==============

FINANCIAL ACCOUNTING STANDARDS NO. 123

The Company measures compensation expense for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company recorded no compensation cost associated with stock options in 2000, 1999 and 1998.

For the purposes of the pro forma amounts shown below, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model. The weighted-average assumptions included in the Company's fair value calculations are as follows:

                                            2000             1999             1998
                                        --------------   --------------   --------------
Expected life (years)                           3-8              3-8             3-8
Risk-free interest rate                         5-6 %            5-6 %           5-6  %
Expected volatility                             149 %            123 %            81  %
Dividend yield                                    0 %              0 %             0  %

The weighted average fair value of stock options granted under the stock option plans during 2000, 1999 and 1998 was $4.68, $2.91 and $5.48 respectively. If the Company determined compensation costs for these plans based on the fair value of stock options in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), the Company's net income (loss) and earnings per share would have been:

(amounts in thousands except per
share amounts)                              2000              1999             1998
                                        --------------    -------------    -------------
Pro-forma amounts
  Net (loss)                            $       (235)      $   (1,010)      $   (9,893)
                                        ==============    =============    =============
  Basic (loss) per share                $       (.03)      $    (0.11)      $    (1.14)
                                        ==============    =============    =============
  Diluted (loss) per share              $       (.03)      $    (0.11)      $    (1.14)
                                        ==============    =============    =============

The SFAS 123 fair value method of accounting does not apply to options granted prior to January 1, 1995 and, accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in the future.

NOTE 11 - EARNINGS PER SHARE
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following is a reconciliation of the numerators and denominators of basic net income (loss) per common share ("Basic EPS") and diluted net income (loss) per common share ("Diluted EPS"):

                                                            YEARS ENDED JUNE 30,
                                                    --------------------------------------
                                                      2000          1999          1998
                                                    ----------   -----------   -----------
BASIC EPS:
Income (numerator):
    Net income (loss) available to common
     shareholders                                   $   2,198    $     618     $  (9,219)
                                                    ==========   ===========   ===========
Shares (denominator):
     Weighted average common shares                     8,994        8,838         8,708
                                                    ==========   ===========   ===========

Basic EPS                                           $    0.24    $    0.07     $   (1.06)
                                                    ==========   ===========   ===========
DILUTED EPS:
Income (numerator):
    Net income (loss) available to common
     stockholders                                   $   2,198    $     618     $  (9,219)
                                                    ==========   ===========   ===========
Shares (denominator):
     Weighted average common shares                     8,994        8,838         8,708
     Stock options                                        593           93             -
                                                    ----------   -----------   -----------

     Total weighted shares and equivalents              9,587        8,931         8,708
                                                    ==========   ===========   ===========
Diluted EPS                                         $    0.23    $    0.07     $   (1.06)
                                                    ==========   ===========   ===========



NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company has a $350,000 letter of credit arrangement with the Bank which guarantees the Company's performance to its landlord. The letter of credit is secured by restricted cash equivalents maintained at the Bank; the requirement decreases annually through 2003 to $100,000.

The Company leases office space under non-cancelable operating leases. Lease terms range from two to seven years and include renewal options for additional periods. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Additionally, the Company leases equipment under operating leases which, in the aggregate, are not significant.

The Company is committed for the payment of minimum rentals under operating lease agreements through the year 2005 in the following amounts (in thousands):

 YEAR ENDING JUNE 30,                 AMOUNT
-----------------------            -------------
         2001                      $   937
         2002                          925
         2003                          777
         2004                          317
         2005                            -
                                   ---------
                                   $ 2,956
                                   =========

The total rental expense under operating leases was $956,000, $868,000 and $813,000 for the years ended June 30, 2000, 1999 and 1998, respectively.


NOTE 13 - BUSINESS AND CREDIT CONCENTRATIONS

The Company sells its products worldwide from its headquarters in Gaithersburg, Maryland. The following is a breakdown of the Company's revenue by geographic area (in thousands):


                                           -------------    -------------    -------------
                                               2000             1999             1998
                                           -------------    -------------    -------------
U.S.                                       $    24,016      $   17,519       $   12,314
Canada and Mexico                                5,089           1,670            2,557
Asia                                             2,063           7,971            5,178
Europe                                             687             999              858
South America                                      618             222              815
Africa and Middle East                           1,293           1,276              743
                                           -------------    -------------    -------------
     Total Revenue                          $   33,766       $  29,657       $   22,465
                                           =============    =============    =============


During the years ended June 30, 2000 and 1999, 11% and 10%, respectively, of the Company's total revenues was attributed to one customer. Sales to three customers representing a single end-user in Asia comprised approximately 14% and 9% of total revenue for 1999 and 1998, respectively. One other customer accounted for approximately 12% of total revenue in fiscal year 1999. Sales to an end-user in Mexico comprised approximately 7% of the Company's revenues in 1998.

In addition, five customers represented approximately 46% of the Company's gross trade receivable balances at June 30, 2000. To reduce credit risk, the Company conducts ongoing evaluations of its customers and requires letters of credit or other pre-payment arrangements, as appropriate. The Company maintains accounts receivable allowances to provide for potential credit losses.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT    CHARGED TO     RECOVERIES
                                            BEGINNING      COSTS AND      OF PRIOR                  BALANCE AT
           DESCRIPTION                      OF PERIOD      EXPENSES      WRITE-OFFS   WRITE-OFFS      END OF
                                                                                                      PERIOD
Year ended June 30, 2000:
     Allowance for doubtful accounts        $   867,000   $  (200,000)    $  152,000   $  350,000   $   469,000
     Reserve for obsolete inventory         $   251,810   $   239,983     $        -   $  304,439   $   187,354

Year ended June 30, 1999:
     Allowance for doubtful accounts        $ 2,465,000   $   812,000     $  392,000   $2,802,000   $   867,000
     Reserve for obsolete inventory         $   349,163   $   122,647     $        -   $  220,000   $   251,810

Year ended June 30, 1998:
     Allowance for doubtful accounts        $    10,000   $ 2,455,000     $        -   $        -   $ 2,465,000
     Reserve for obsolete inventory         $    15,000   $   334,163     $        -   $        -   $   349,163

 INDEX TO EXHIBITS

        10.29           *(H)  Amended and Restated Omnibus Stock Plan for Directors
        10.31           *(H)  Employment Agreement dated as of  September 14, 1999 between the Company and
                              G. Picasso
        10.32           *(H)  Non-Qualified Stock Option Grant Agreement dated September 20, 1999 between the
                              Company and G. Picasso
        10.33           *(H)  Employment Agreement dated as of  October 1, 1999 between the Company and S.
                              Joseph Dorr
        10.34           *(H)  Non-Qualified Stock Option Grant Agreement dated August 24, 1999 between the
                              Company and S. Joseph Dorr
        23               (H)  Consent of Ernst & Young LLP, independent auditors
        23.1             (H)  Consent of PricewaterhouseCoopers LLP, independent accountants
        27.              (H)  Financial Data Schedule

                         (H)  Filed herewith

                           *  Management contract or compensatory plan or amendment required to be filed as an exhibit.