Form 10-Q
period 2000-09-30
ACE COMM CORP
filed 2000-11-14
CIK 1017526

    As filed with the Securities and Exchange Commission on November 14, 2000


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000.

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



NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 30, 2000        9,210,710

                              ACE*COMM CORPORATION
                                      INDEX

Part I -  Financial Information

Item 1.   Financial Statements

          Balance Sheets as of September 30, 2000
          (Unaudited) and June 30, 2000                                         3

          Statements of Operations (Unaudited) for the
          three months ended September 30, 2000 and 1999                        4

          Statements of Stockholders' Equity for the
          three months ended September 30, 2000 (Unaudited)
          and year ended June 30, 2000                                          5

          Statements of Cash Flows (Unaudited) for the
          three months ended September 30, 2000 and 1999                        6

          Notes to Financial Statements (Unaudited)                             7

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                                    9

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K                                      14

Signatures                                                                      14

                          PART I: FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                              ACE*COMM CORPORATION
                                 BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                          SEPTEMBER 30,         JUNE 30,
                                                              2000                2000
                                                          --------------      -------------
            ASSETS                                         (UNAUDITED)
Current assets:
  Cash and cash equivalents                               $    4,983          $    4,386
  Accounts receivable, net                                    10,083              11,818
  Inventories, net                                             1,862               1,869
  Prepaid expenses and other                                     857                 531
                                                          --------------      -------------
     Total current assets                                     17,785              18,604
Property and equipment, net                                    3,067               3,190
Capitalized software development costs, net                      541                 738
Other assets                                                     208                 253
                                                          --------------      -------------
     Total assets                                         $   21,601          $   22,785
                                                          ==============      =============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Borrowings                                              $      312          $      280
  Accounts payable                                               424               1,538
  Accrued expenses                                               403                 565
  Accrued compensation                                         2,079               2,267
  Deferred revenue                                               695                 770
                                                          --------------      -------------
     Total current liabilities                                 3,913               5,420
  Noncurrent borrowings                                          438                 446
                                                          --------------      -------------
     Total liabilities                                         4,351               5,866
                                                          --------------      -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, 0 shares issued and outstanding                    -                   -
  Common stock, $.01 par value, 45,000,000 shares
    authorized, 9,210,710 and 9,180,638 shares issued
    and outstanding                                               92                  92
  Additional paid-in capital                                  21,298              21,136
  Accumulated deficit                                         (4,140)             (4,309)
                                                          --------------      -------------
     Total stockholders' equity                               17,250              16,919
                                                          --------------      -------------

     Total liabilities and stockholders' equity           $   21,601          $   22,785
                                                          ==============      =============


   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                            STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                           FOR THE THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                        ----------------------------------
                                                            2000                 1999
                                                        -------------        -------------
                                                        (UNAUDITED)          (UNAUDITED)
Revenue                                                 $     9,005          $     8,179
Cost of revenue                                               4,608                3,889
                                                        -------------        -------------
Gross profit                                                  4,397                4,290

Selling, general and administrative expense                   3,797                3,386
Research and development expense                                361                  329
Provision for doubtful accounts                                  95                   25
                                                        -------------        -------------
Income from operations                                          144                  550

Interest income                                                 (66)                 (24)

Interest expense                                                 32                    4
                                                        -------------        -------------
Income before income taxes                                      178                  570
Income tax provision                                              9                   28
                                                        -------------        -------------
Net income                                              $       169          $       542
                                                        =============        =============


Basic net income per share                              $      0.02          $      0.06
                                                        =============        =============
Diluted net income per share                            $      0.02          $      0.06
                                                        =============        =============

Shares used in computing net income per share:

    Basic                                                     9,188                8,890
                                                        =============        =============
    Diluted                                                   9,795                9,120
                                                        =============        =============






    The accompanying notes are an integral part of these financial statements

                              ACE*COMM CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                     COMMON STOCK                    (ACCUMULATED
                                                                        ADDITIONAL      DEFICIT)
                                                               PAR       PAID-IN        RETAINED
                                                  SHARES      VALUE      CAPITAL        EARNINGS       TOTAL
                                                 ---------- ----------  -----------  --------------  ----------
Balance June 30, 1999                              8,877    $    89     $  19,897    $   (6,507)     $ 13,479
   Exercise of common stock options                  288          3        1,185              -         1,188
   Employee Stock Purchase Plan                       16          -           54              -            54
   Net income for the year ended June 30, 1999         -          -            -          2,198         2,198
                                                 ---------- ----------  -----------  --------------  ----------
Balance June 30, 2000                              9,181    $    92     $ 21,136     $   (4,309)      $16,919
   Exercise of common stock options                   26          -          144              -           144
   Employee Stock Purchase Plan                        4          -           18              -            18
   Net income for the period
   ended September 30, 2000                            -          -            -            169           169
                                                 ---------- ----------  -----------  --------------  ----------
Balance September 30, 2000                         9,211    $    92     $  21,298    $   (4,140)     $ 17,250
                                                 ========== ==========  ===========  ==============  ==========








    The accompanying notes are an integral part of these financial statements

                              ACE*COMM CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                            ----------------------------------
                                                                2000                1999
                                                            -------------       --------------
                                                             (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $        169        $        542
Adjustments to reconcile net income to net cash provided
by/(used for) operating activities:
  Depreciation and amortization                                      480                 564
  Provision for doubtful accounts                                     95                  25
Changes in operating assets and liabilities:
  Accounts receivable                                              1,640              (2,155)
  Inventories, net                                                     7                 359
  Notes receivable                                                     -                 250
  Prepaid expenses and other assets                                 (281)               (154)
  Accounts payable                                                (1,114)               (436)
  Accrued liabilities                                               (350)                  2
  Deferred revenue                                                   (75)               (158)
                                                            -------------       --------------
Net cash provided by (used for ) operating activities                571              (1,161)
                                                            -------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                 (160)               (128)
                                                            -------------       --------------
Net cash used for investing activities                              (160)               (128)
                                                            -------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings                                                            91               1,451
Payments on debt                                                     (53)                  -
Principal payments under capital lease obligation                    (14)                  -
Net proceeds from common stock issued                                  -                  23
Exercise of common stock options                                     144                   -
Employee stock purchase plan                                          18                  13
                                                            -------------       --------------
Net cash provided by financing activities                            186               1,487
                                                            -------------       --------------
Net increase in cash and cash equivalents                            597                 198
Cash and cash equivalents, beginning of period                     4,386               3,424
                                                            -------------       --------------
Cash and cash equivalents, end of period                    $      4,983        $      3,622
                                                            =============       ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                  $         22        $          -
  Income taxes                                              $          4        $          -





    The accompanying notes are an integral part of these financial statements

                              ACE*COMM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared by ACE*COMM Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

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


NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

                                                       SEPTEMBER 30,          JUNE 30,
                                                           2000                 2000
                                                      ----------------     ----------------
Billed                                                $         5,845      $         8,823
Unbilled                                                        4,786                3,464
Allowance for doubtful accounts                                  (548)                (469)
                                                      ----------------     ----------------
                                                      $        10,083      $        11,818
                                                      ================     ================

Unbilled receivables include costs and estimated profit on contracts in progress which have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. The Company increased its allowance for doubtful accounts by $95,000 and wrote off $16,000 in uncollectable accounts for the three months ended September 30, 2000. The Company increased its allowance for doubtful accounts by $25,000 and credited recoveries of $87,000 to the allowance for the three months ended September 30, 1999.

NOTE 3 - STOCKHOLDERS' EQUITY

During the first quarter of fiscal 2001, the Company issued 4,022 shares of common stock under the Employee Stock Purchase Plan and 26,050 shares of common stock through the exercise of stock options issued under the Omnibus Stock Plan.


NOTE 4 - INCOME TAXES

The Company's effective tax rate is less than the normal tax rate because of the availability of net operating losses carried forward from prior years and used to offset taxes that otherwise would be payable.

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

        The Company has historically derived significant revenue from sales of its data collection and mediation products to traditional carriers, with the balance of the Company's revenues derived from the sale of product based solutions and services to enterprises and Next-Generation Network operators. During the past several years, the Company has experienced substantial growth in sales of its Convergent Mediation(TM) products to Next-Generation Network operators. These customers are often experiencing rapid growth and are choosing the Company's product based solutions and services to meet their requirements for voice, data, wireless, and Internet networks. The Company plans to focus on developing and selling Convergent Mediation(TM) products to Next-Generation Network operators in the telecommunications and Internet networks market.

        The Company also plans to aggressively pursue new business arrangements with other companies, although there can be no assurances as to the timing or effectiveness of any such arrangements. These arrangements could include: 'hands on' technology and marketing alliances driven by product development and sales opportunities, as well as other business combinations that would strengthen the Company's product offerings and market potential.

        This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Factors Affecting Future Operating Results," as well as matters presented in this Report.

RESULTS OF OPERATIONS

        Revenues increased 10%, or $0.8 million, to $9.0 million for the three-month period ended September 30, 2000 ("first quarter of fiscal year 2001") from $8.2 million for the three-month period ended September 30, 1999 ("first quarter of fiscal year 2000"). Revenues were higher in the first quarter of fiscal year 2001 primarily as a result of an increase in sales of non-proprietary hardware. The increase in non-proprietary hardware sales were partially offset by a decrease in sales of the Company's proprietary hardware while sales of the Company's software based solutions and services remained relatively stable. Sales of non-proprietary hardware increased $1.7 million or 292% in the first quarter of fiscal year 2001 and represented approximately 25% of total revenues. Sales of proprietary hardware decreased $0.8 million or 45% in the first quarter of fiscal year 2001 and represented approximately 11% of revenue. The increase in non-proprietary hardware is primarily due to a new order for the Company's NetPlus(R) Enterprise Operations Support System from one of the Company's alliance partners.

        Revenue from sales to the Company's Enterprise customers increased 49%, or $1.1 million, to $3.3 million in the first quarter of fiscal year 2001 from $2.2 million in the first quarter of fiscal year 2000, and represented approximately 37% and 27% of total revenue in the first quarter of fiscal year 2001 and 2000, respectively. The increase in sales to the Company's Enterprise Customers is primarily due to a new order for the Company's NetPlus(R) Enterprise Operations Support System, as previously noted. Revenue from sales to the Company's Traditional Carrier customers decreased 48% to $1.4 million in the first quarter of fiscal year 2001 from $2.7 million in the first quarter of fiscal year 2000, and represented approximately 16% and 33% of total revenue in the first quarter of fiscal year 2001 and 2000, respectively. The decrease in revenues from sales to the Company's Traditional Carrier customers is primarily due to the discontinuation of one and completion of several contract(s), which was partially offset by revenue earned on a new order received in the fourth quarter of fiscal year 2000. Revenues from sales to the Next-Generation Network operators increased 32%, or $1.1 million, to $4.3 million in the first quarter of fiscal year 2001 from $3.2 million in the first quarter of fiscal year 2000.

Revenue from sales to Next-Generation Network operators represented approximately 47% and 40% of total revenue in the first quarter of fiscal year 2001 and 2000, respectively. The increase in sales to Next-Generation Network operators is primarily due to continued sales of the Company's Convergent Mediation(TM) data warehousing and business support solution software and the supporting non-proprietary hardware.

        Gross profit margins for the first quarter of fiscal year 2001 were 49% of total revenues, compared to 53% of total revenues for the comparable three-month period in fiscal 2000. The change in gross profit margin is primarily due to a change in the mix of revenue as sales of lower margin non-proprietary hardware increased relative to higher margin software and proprietary hardware. Additionally, the Company revised its burden estimate resulting in a more precise allocation of employee related benefit and facility costs and an increase in cost of sales.

        Selling, general and administrative expenses for the first quarter of fiscal year 2001 were $3.8 million compared to $3.4 million for the same period in the prior fiscal year, which represented 42% and 41% of revenue, respectively. The increase in sales, general and administrative expenses are a result of an increase in employment-related costs, which were partially offset by an increase in burden costs allocated to cost of sales.

        The provision for doubtful accounts increased to $95,000 in the first quarter of fiscal year 2001, from $25,000 in the same period in fiscal year 2000. The provision for doubtful accounts was lower in the first quarter of fiscal year 2000 as a result of recoveries received in that quarter. The Company did not experience similar recoveries in the first quarter of fiscal year 2001.

        Research and development expenses for the first quarter of fiscal year 2001 were $0.4 million compared to $0.3 million for the comparable three-month period in fiscal year 2000. Research and development expenses were 4% of revenue in the first quarter of fiscal year 2001 and 2000. The increase of $0.1 million in research and development expenses is primarily due to the Company's continued efforts to develop next generation technologies, especially Convergent Mediation(TM) products and services.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2000 the Company had $5.0 million in cash compared with $4.4 million in cash at June 30, 2000. Operating activities of the Company provided $0.6 million for the three-months ended September 30, 2000, primarily as a result of a decrease in accounts receivable, partially offset by a decrease in accounts payable. The change in cash flow from accounts receivable is primarily a result of significant cash receipts from the Company's customers during the first quarter of fiscal year 2001, which were used to reduce amounts due to the Company's vendors. During the same period in fiscal year 2000, the Company used $1.2 million in operating activities primarily as a result of increased accounts receivable and decreased accounts payable. The Company invested $0.2 million in the first quarter of fiscal year 2001 and $0.1 million in the first quarter of fiscal year 2000 in property and equipment consisting primarily of computer equipment. During the first quarter of fiscal year 2001, the Company received $0.2 million from employee stock option exercises and employee stock purchases. The Company also received $.09 million in advances and made principal payments of $.05 million under its Equipment Financing Agreement with Silicon Valley Bank. During the comparable period of fiscal year 2000, the Company received advances of $1.5 million under its Accounts Receivable Purchase Agreement and Equipment Financing Agreements with Silicon Valley Bank.

        Accounts receivable, net of allowance for doubtful accounts, decreased to $10.1 million at September 30, 2000 from $11.8 million at June 30, 2000. Accounts receivable include billed accounts, unbilled accounts and an allowance for doubtful accounts. Billed accounts receivable decreased to $5.8 million at September 30, 2000 from $8.8 million at June 30, 2000. The decrease in accounts receivable is primarily a result of significant cash receipts from the Company's customers during the first quarter of fiscal year 2001. Unbilled accounts receivable increased $1.3 million to $4.8 million at September 30, 2000 from $3.5 million at June 30, 2000. These receivables result from contractual payment terms, which may not be billed for up to twelve months. During the first quarter of fiscal year 2001, the Company modestly increased its allowance for doubtful accounts by $79,000.

        The Company has an Accounts Receivable Purchase Agreement (the "Agreement") with Silicon Valley Bank (the "Bank"), enabling the Company to borrow up to $4 million through the Bank's discretionary purchases of accounts receivable. The Bank pays up to 80% of the face amount of each receivable, with the balance of such face amount (less certain finance and administrative charges) payable to the Company following collection of the receivable. The receivables purchased by the Bank must be collected within 90 days unless otherwise agreed by the Bank and the Company, must not be in dispute, and must conform to other eligibility requirements. The purchases are with full recourse against the Company, which has agreed to repurchase any non-conforming receivable subject to the Bank's ability to allow the substitution of conforming for non-conforming receivables. The Company's obligations under the Agreement are secured by a security interest in all of the Company's assets. Advances made to the Company are repayable in full upon demand in the event of default under the Agreement, including a breach in any material respect of any representation or warranty as to the receivables purchased or the Company's insolvency. The finance charges and administrative fees under this Agreement are based on an amount equal to the Bank's prime rate plus 4% per annum, of the average daily outstanding account balance and 0.625% of the face amount of each purchased receivable, respectively. At September 30, 2000, there were no outstanding borrowings under this Agreement.

        The Company also has an Equipment Financing Agreement (the "Equipment Agreement"), with the Bank enabling the Company to borrow up to $1.25 million through the Bank's financing of recently acquired Company equipment and fixed assets. The Bank finances up to 100% of the original stated cost of the equipment. The Equipment agreement provides for the Company to obtain advances for amounts exceeding $50,000 per advance, and to repay advances (plus interest) over a 36 month period. The Equipment Agreement bears interest at the 36 month treasury rate plus 350 basis points, requires a commitment fee (and the reimbursement of bank expenses for certain costs of making and administering this facility) and a final payment equal to 6.5% of the value of the initial amount of each advance at the end of the financing period for that advance. The loan is subject to certain financial covenants, and reporting requirements, as a condition of the Equipment Agreement. Outstanding advances at September 30, 2000 aggregated approximately $676,000.

        Under the terms of its office lease, the Company maintains a letter of credit under its line of credit with the Bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by the Company. The letter of credit required under the lease for fiscal year 2001 is $300,000 decreasing annually through 2003 to $100,000. As of the date of this filing, the Company was not subject to any draw against this letter of credit by the landlord. The Company also maintains other customer related Letters of Credit issued by Silicon Valley Bank to support specific terms and conditions of customer orders. The aggregate of these letters of credit total approximately $216,000 at September 30, 2000.

        The Company has an Export-Import Bank Loan and Security Agreement ("Ex-Im Agreement") with the Bank that provides for up to $1 million in borrowings through December 2000. The Ex-Im Agreement enables the Company to support working capital requirements and allows for the issuance of foreign bid and performance standby letters of credit against foreign accounts receivable and related inventory. Under the terms of the Ex-Im Agreement, the Bank may issue advances against a borrowing base of 90% of eligible foreign accounts receivable and 50% of eligible export related inventory. Letters of credit may be issued against 50% of the borrowing base. Interest on outstanding borrowings accrues at the bank's prime rate of interest plus 1/2% per annum. Upon issuance of each standby letter of credit, the Company pays a credit fee of 1.5% per annum of the face amount of the standby letter of credit. The Company's obligations under the Ex-Im Agreement are secured by a security interest in substantially all of the Company's assets. The Company's ability to borrow under the Ex-Im Agreement is subject to maintenance of certain financial ratios and reporting requirements. At September 30, 2000, there were no outstanding borrowings under this Agreement.

        The Company believes that existing cash balances, cash flow from operations, the availability of credit under its credit facility with the Bank and other potential sources of financing will be sufficient to support the Company's working capital requirements for at least the next twelve months.



ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS

        The Company provides product-based solutions to a technology driven industry sector. Therefore, the Company's success is dependent in part upon factors beyond its control. This report contains forward-looking statements relating to the prospective operating results of the Company. The following are factors, which could affect the Company's future operating results. These factors are intended to serve as a cautionary statement to statements that may be made, either verbally or in writing, including those in any other forward-looking statements made by or on behalf of the Company.

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

        The Company's quarterly revenues are largely dependent on contracts executed during the quarter. Revenues for a given period typically involve large financial commitments from a relatively small number of customers, and the Company often receives a large portion of it contracts in the last month of any given quarter. Accordingly, delays in the completion of sales near the end of a quarter could negatively impact revenues in that quarter.

        The Company expects that in the future it will continue to be dependent upon a limited number of customers in any given period for a significant portion of its revenue. The Company's future success may depend upon the continued demand by such customers for its products and services. The Company's results of operations and financial condition could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellation of orders. Two customers, Siemens AG and Winstar, comprised approximately 28% and 11%, respectively, of total revenues in the first quarter of fiscal year 2001.


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

        The Next-Generation Network market in the United States and overseas represents a source of growing demand for the Company's products, software licenses and services. In that this market segment is relatively new and in that many of these organizations are often in the early stages of their development, their financial resources may be limited and may adversely affect their ability to pay for the Company's products, software licenses and services. Next-Generation Network operators often rely extensively on the capital markets to meet their ongoing cash flow requirements, and there is no certainty that the markets will always provide them with adequate liquidity to pay their vendors, including the Company, on a timely basis.

        Trade receivables subject the Company to the potential for credit risk with customers in the telecommunication services industry and government sector. Five customers represented approximately 42% of the Company's gross trade receivable balances at September 30, 2000. To reduce credit risk, the Company conducts ongoing evaluations of its customers, monitors their payment patterns, and in certain circumstances manages credit risk through letters of credit. The Company maintains accounts receivable allowances to provide for potential credit losses. However there can be no assurances that all customers will be able or willing to pay their obligations to the Company and in the event that one or more customers becomes unable or unwilling, the Company's cash flows and financial results could be adversely affected.

        The Company derived approximately $3.5 million, or 38% of its total revenues, from customers outside of the United States in the first quarter of fiscal year 2001. The Company anticipates that a significant amount of future revenues may be derived from sales to end users in Asia, Europe and other areas of the world. These revenues may be adversely affected by changing economic conditions in foreign countries, which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                                    ACE*COMM CORPORATION



DATE  November 14, 2000        By
                                    -------------------
                                    George T. Jimenez
                                    Chief Executive Officer



                                    -------------------
                                    James K. Eckler
                                    Executive Vice President - Finance and Administration
                                    (Principal Financial Officer)
