Form 10-Q
period 2000-12-31
ACE COMM CORP
filed 2001-02-08
CIK 1017526

   As filed with the Securities and Exchange Commission on February 8, 2001

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2000.

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


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF DECEMBER 31, 2000            9,228,668

                             ACE*COMM CORPORATION
                                    INDEX

Part I - Financial Information
Item 1. Financial Statements

        Balance Sheets as of December 31, 2000
        (Unaudited) and June 30, 2000                                    3

        Statements of Operations (Unaudited) for the three and
        six months ended December 31, 2000 and 1999                      4

        Statements of Cash Flows (Unaudited) for the
        six months ended December 31, 2000 and 1999                      5

        Notes to Financial Statements (Unaudited)                        6

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition                               8

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders              13

Item 6. Exhibits and Reports on Form 8-K                                 14

Signatures                                                               14

                        PART I: FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                             ACE*COMM CORPORATION
                                BALANCE SHEETS
                                (IN THOUSANDS)

                                                          DECEMBER 31,
                                                              2000              JUNE 30,
                                                           (UNAUDITED)            2000
                                                          --------------      -------------
            ASSETS

Current assets:
  Cash and cash equivalents                               $    4,440          $    4,386
  Accounts receivable, net                                     8,855              11,818
  Inventories, net                                             1,761               1,869
  Prepaid expenses and other                                     641                 531
                                                          --------------      -------------
     Total current assets                                     15,697              18,604
Property and equipment, net                                    3,029               3,190
Capitalized software development costs, net                      410                 738
Other assets                                                     163                 253
                                                          --------------      -------------

     Total assets                                         $   19,299          $   22,785
                                                          ==============      =============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Borrowings                                              $      315          $      280
  Accounts payable7                                              945               1,538
  Accrued expenses                                               672                 565
  Accrued compensation                                         1,845               2,267
  Deferred revenue                                               618                 770
                                                          --------------      -------------
     Total current liabilities                                 4,395               5,420
  Noncurrent borrowings                                          360                 446
                                                          --------------      -------------
     Total liabilities                                         4,755               5,866
                                                          --------------      -------------

Commitments and contingencies


Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, 0 shares issued and outstanding                    -                   -
  Common stock, $.01 par value, 45,000,000 shares
    authorized, 9,228,668 and 9,180,638 shares issued
    and outstanding                                               92                  92
  Additional paid-in capital                                  21,351              21,136
  Accumulated deficit                                         (6,899)             (4,309)
                                                          --------------      -------------
     Total stockholders' equity                               14,544              16,919
                                                          --------------      -------------

     Total liabilities and stockholders' equity           $   19,299          $   22,785
                                                          ==============      =============


  The accompanying notes are an integral part of these financial statements.

                             ACE*COMM CORPORATION
                           STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                       FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                              DECEMBER 31,                   DECEMBER 31,
                                      -----------------------------   ----------------------------
                                          2000           1999             2000           1999
                                       (UNAUDITED)    (UNAUDITED)     (UNAUDITED)    (UNAUDITED)
                                      -------------- --------------   -------------  -------------
Revenue                               $     5,275    $     7,975      $    14,280    $    16,154
Cost of revenue                             3,069          3,381            7,679          7,271
                                      -------------- --------------   -------------  -------------
Gross profit                                2,206          4,594            6,601          8,883
Selling, general and administrative
  expense                                   4,317          3,681            8,112          7,067
Research and development expense              429            380              790            709
Provision for doubtful accounts               197           (193)             292           (168)
                                      -------------- --------------   -------------  -------------
(Loss) income from operations              (2,737)           726           (2,593)         1,275

Interest income                               (64)           (20)            (130)           (44)
Interest expense                               95             21              127             24
                                      -------------- --------------   -------------  -------------
(Loss) income before income taxes          (2,768)           725           (2,590)         1,295

Income tax (benefit) provision                 (9)            53                -             81
                                      -------------- --------------   -------------  -------------
Net (loss) income                     $    (2,759)   $       672      $    (2,590)   $     1,214
                                      ============== ==============   =============  =============


Basic net (loss) income per share     $     (0.30)   $      0.07      $     (0.28)   $      0.14
                                      ============== ==============   =============  =============
Diluted net (loss) income per share   $     (0.30)   $      0.07      $     (0.28)   $      0.13
                                      ============== ==============   =============  =============

Shares used in computing net (loss)
income per share:
    Basic                                   9,225          8,991            9,207          8,940
                                      ============== ==============   =============  =============
    Diluted                                 9,225          9,629            9,207          9,374
                                      ============== ==============   =============  =============









  The accompanying notes are an integral part of these financial statements

                             ACE*COMM CORPORATION
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                FOR THE SIX MONTHS ENDED
                                                                      DECEMBER 31,
                                                            ----------------------------------

                                                                2000                1999
                                                            (UNAUDITED)          (UNAUDITED)
                                                            -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                           $     (2,590)       $      1,214
Adjustments to reconcile net income to net cash provided
by (used for) operating activities:
      Depreciation and amortization                                  908               1,064
      Provision for doubtful accounts                                292                (168)
Changes in operating assets and liabilities:
      Accounts receivable                                          2,671              (2,422)
      Inventories, net                                               108                 318
      Notes receivable                                                 -                 516
      Prepaid expenses and other assets                              (23)               (203)
      Accounts payable                                              (593)             (1,122)
      Accrued liabilities                                           (315)               (190)
      Deferred revenue                                              (152)                219
                                                            -------------       --------------
Net cash provided by (used for) operating activities                 306                (774)
                                                            -------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                 (416)               (198)
                                                            -------------       --------------
Net cash used for investing activities                              (416)               (198)
                                                            -------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings                                                            91               1,750
Payments on debt                                                    (112)             (1,129)
Principal payments under capital lease obligation                    (30)                (27)
Exercise of common stock options                                     158                 749
Employee stock purchase plan                                          57                  25
                                                            -------------       --------------
Net cash provided by financing activities                            164               1,368
                                                            -------------       --------------

Net increase in cash and cash equivalents                             54                 396
Cash and cash equivalents, beginning of period                     4,386               3,424
                                                            -------------       --------------
Cash and cash equivalents, end of period                    $      4,440        $      3,820
                                                            =============       ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
    Interest                                                $        111        $         24
    Income taxes                                            $         11        $         34






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


NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

                                                       DECEMBER 31,           JUNE 30,
                                                           2000                 2000
                                                      ----------------     ----------------
Billed                                                $         5,958      $         8,823
Unbilled                                                        3,506                3,464
Allowance for doubtful accounts                                  (609)                (469)
                                                      ----------------     ----------------

                                                      $         8,855      $        11,818
                                                      ================     ================


        Unbilled receivables include costs and estimated profit on contracts in progress which have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. The Company increased its allowance for doubtful accounts by $292,000 and wrote off $152,000 in uncollectable accounts for the six months ended December 31, 2000. The Company decreased its provision for doubtful accounts by $168,000, credited recoveries of $123,000 to the allowance, and wrote off $63,000 in uncollectable accounts for the six months ended December 31, 1999.


NOTE 3 - STOCKHOLDERS' EQUITY

        For the three-month period ended December 31, 2000, the Company issued 8,458 shares of common stock under the Employee Stock Purchase Plan and 9,500 shares of common stock through the exercise of stock options issued under the Omnibus Stock Plan. For the six month period ended December 31, 2000, the Company issued 12,480 shares of common stock under the Employee Stock Purchase Plan and 35,550 shares of common stock through the exercise of stock options issued under the Omnibus Stock Plan.

NOTE 4 - INCOME TAXES

The deferred tax asset arising from the net loss incurred during the three- and six-month period ended December 31, 2000, has been fully reserved. Accordingly, no income tax benefit has been recorded related to losses incurred.

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

        The Company has historically derived significant revenue from sales of its data collection and mediation products to Traditional Carriers, with the balance of the Company's revenues derived from the sale of product based solutions and services to enterprises and Next-Generation Network operators. During the past several years, the Company experienced substantial growth in sales of its Convergent Mediation(TM) products to Next-Generation Network operators, service providers who typically experience rapid growth and choose the Company's product based solutions and services to meet their requirements for voice, data, wireless, and Internet networks.

        During the three months ended December 31, 2000, the Company experienced a significant net loss from operations, primarily due to lower demand from its North American telecommunications customers. Management expects this lower demand to continue over at least the next two quarters and to result in a net operating loss in the third quarter of fiscal 2001. To offset the effects of the current lower North American demand, the Company is specifically targeting sales efforts in what it believes to be a growing market for its Convergent Mediation products by Next-Generation Network operators and public carriers outside North America. The Company also continues to market its Convergent Mediation(TM) products to a select group of service providers in the U.S. and plans to license its N*VISION(R) Convergent Mediation solution to certain partners who provide outsourcing services to smaller carriers. The Company recently announced that it has taken actions to streamline and refocus its organization to meet its objectives, conserve cash and control expenses, including eliminating various middle management positions, reassigning certain experienced senior management to global sales activities, and, as announced on February 7, 2001, a staff reduction affecting approximately 15% of the Company's 175 full time employees. These reductions are intended to reduce costs while enabling the Company to maintain its current levels of customer involvement and technological innovation.

        The Company also plans to continue pursuing new business opportunities in partnerships and alliances with other companies, although there can be no assurances as to the timing or effectiveness of any partnering arrangements. These arrangements could include: technology and marketing alliances driven by product development requirements and sales opportunities, as well as other business combinations that would strengthen the Company's product offerings and market potential.

        This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company, some or all of which may involve risk and uncertainty. The Company often introduces a forward-looking statement by such words as "anticipate," "plan," "projects," "continuing," "ongoing," "expects," "management (or the Company) believes," or "intend." Investors should not place undue reliance on these forward-looking statements, which involve estimates, assumptions, risks and uncertainties that could cause actual results to vary materially from those expressed in this Report or from those indicated by one or more forward-looking statements. The forward-looking statements speak only as of the date on which they were made, and the Company undertakes no obligation to update any of the forward-looking statements. In evaluating forward-looking statements, the risks and uncertainties investors should specifically consider include but are not limited to demand levels in the relevant markets for the Company's products, success in marketing the Company's products and services internationally, the effectiveness of cost containment strategies, as well as the various factors contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and in subsequent reports filed with the Securities and Exchange Commission, including the matters set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Factors Affecting Future Operating Results," as well as others matters presented in this Report.


RESULTS OF OPERATIONS

        Revenues for the three month period ended December 31, 2000 ("second quarter of fiscal year 2001") decreased $2.7 million, or 34%, to $5.3 million from $8.0 million for the comparable three month period in fiscal year 2000. This decrease was due to declines of $1.1 million in services revenue, $0.9 million in software revenue, and $0.8 million in proprietary hardware revenue, all due to a decrease in direct sales to North American customers.

        Revenue from sales to the Company's Enterprise customers increased 57%, or $0.7 million, to $2.0 million in the second quarter of fiscal year 2001 from $1.3 million in the second quarter of fiscal year 2000, and represented approximately 39% and 17% of total revenue in the second quarter of fiscal year 2001 and 2000, respectively. The increase in sales to the Company's Enterprise Customers is primarily due to a single large order received in the first quarter of fiscal year 2001 from one of the Company's alliance partners for the Company's NetPlus(R) Enterprise Operations Support System. Revenue from sales to the Company's Traditional Carrier customers decreased 74% to $0.6 million in the second quarter of fiscal year 2001 from $2.3 million in the second quarter of fiscal year 2000, and represented approximately 11% and 29% of total revenue in the second quarter of fiscal year 2001 and 2000, respectively. The decrease in revenue from sales to the Company's Traditional Carrier customers is primarily due to the completion of several contracts and a decline in the number of new contracts due to decreased demand for telecommunications infrastructure products in North America. Revenue from sales to Next-Generation Network operators decreased 40%, or $1.8 million, to $2.6 million in the second quarter of fiscal year 2001 from $4.4 million in the second quarter of fiscal year 2000. Revenue from sales to Next-Generation Network operators represented approximately 50% and 54% of total revenue in the second quarter of fiscal year 2001 and 2000, respectively. The decrease in revenue from sales to Next-Generation Network operators is primarily due to a decline in market demand.

        Revenue for the six-month period ended December 31, 2000, was $14.3 million compared to $16.2 million for the six-month period ended December 31, 1999. This decrease was primarily due to a decrease in sales of software and services. Revenue from sales to the Company's Enterprise customers increased 52% to $5.4 million in the first six months of fiscal year 2001 from $3.5 million in the first six months of fiscal year 2000. This category of revenue constituted 38% of total revenue in the first six months of fiscal year 2001 compared to 22% of total revenue in the first six months of fiscal year 2000. The increase in sales to the Company's Enterprise customers is primarily due to a single order received in the first quarter of fiscal year 2001. Revenue from sales to the Company's Traditional Carrier customers decreased 60% to $2.0 million in the first six months of fiscal year 2001 from $5.0 million in the first six months of fiscal year 2000. This category of revenue constituted 14% of total revenue in the first six months of fiscal year 2001 compared to 31% of total revenue in the first six months of fiscal year 2000. The decrease in revenue from sales to the Company's Traditional Carrier customers is primarily due to the discontinuation of one and the completion of several other contracts and to a decline in the number of new contracts in the period. Revenue from sales to Next-Generation Network operators decreased 10% to $6.9 million in the first six months of fiscal year 2001 compared to $7.6 million in the first six months of fiscal year 2000. This category of revenue represented approximately 48% and 47% of total revenue in the first six months of fiscal year 2001 and 2000, respectively. The decrease in revenue from sales to Next-Generation Network operators is primarily due to a decline in market demand.

        Gross profit margins for the second quarter of fiscal year 2001 were 42% compared to 58% for the comparable three-month period in fiscal year 2000. Gross profit margins for the first six months of fiscal year 2001 were 46% compared to 55% for the comparable six-month period in fiscal year 2000. These margin decreases resulted from a decline in revenue without a corresponding decrease in the Company's cost of revenue.

        Selling, general and administrative ("SG&A") expenses for the second quarter of fiscal year 2001 were $4.3 million compared to $3.7 million for the comparable period in the prior fiscal year which represent 82% and 46% of revenue, respectively. SG&A expenses for the first six months of fiscal year 2001 were $8.1 million compared to $7.1 million for the comparable period in the prior fiscal year, which represents 57% and 44% of revenue, respectively. The increases in the current three- and six-month periods are primarily a result of $0.3 million in charges related to the elimination of various middle management positions and higher costs pertaining to compensation of its sales force. As a result of the most recently announced staff reductions, the Company expects that SG&A will be positively affected going forward.

        The provision for doubtful accounts increased to $0.2 million in the second quarter of fiscal year 2001 from $(0.2) million in the comparable period in fiscal year 2000. The provision for doubtful accounts increased to $0.3 million for the first six months of fiscal year 2001 from $(0.2) million for the comparable six month period in fiscal year 2000. The net credit in the provision for doubtful accounts for the second quarter of fiscal year 2000 and the six-month period ended December 31, 1999, was a result of recoveries received. The increase in the provisions in the current three- and six-month periods primarily reflects a reserve in connection with the accounts receivable from one customer.

        Research and development ("R&D") expenses were $0.4 million for both the second quarter of fiscal year 2001 and the comparable three-month period in fiscal year 2000, which represents 8% and 5% of revenue, respectively. Additionally, R&D expenses for the first six months of fiscal year 2000 were $0.8 million compared to $0.7 million for the comparable period in the prior fiscal year which represents 6% and 4% of revenue, respectively. Research and development expenses remained relatively constant as the Company continued its efforts to develop next generation technologies, especially Convergent Mediation(TM) products and services.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2000 and June 30, 2000, the Company had $4.4 million in cash. Operating activities of the Company provided $0.3 million for the six months ended December 31, 2000, primarily as a result of a decrease in accounts receivable, which offset the loss for the period. During the same period in fiscal year 2000, the Company used $0.8 million in operating activities primarily because increased accounts receivable and decreased accounts payable more than offset net income and non-cash expenses. The Company invested $0.4 million during the first six months of fiscal year 2001 and $0.2 million in the first six months of fiscal year 2000 in property and equipment consisting primarily of computer equipment. During the first six months of fiscal year 2001, the Company received $0.2 million from employee stock option exercises and employee stock purchases, compared to $0.8 million in the same period of fiscal year 2000. The Company also received $0.1 million in advances and made principal payments of $0.1 million under its Equipment Financing Agreement with Silicon Valley Bank in the first six months of fiscal year 2001. During the comparable period of fiscal year 2000, the Company received advances of $1.75 million and made principal payments of $1.1 million under its Accounts Receivable Purchase and Equipment Financing Agreements with Silicon Valley Bank.

        Accounts receivable, net of allowance for doubtful accounts, decreased to $8.9 million at December 31, 2000, from $11.8 million at June 30, 2000. The decrease in accounts receivable is primarily the result of significant cash receipts from the Company's customers during the first quarter of fiscal year 2001, combined with a decline in sales activity during the six-month period. Accounts receivable includes billed accounts, unbilled accounts and an allowance for doubtful accounts. Billed accounts receivable decreased to $6.0 million at December 31, 2000, from $8.8 million at June 30, 2000. Unbilled accounts receivable was $3.5 million at both December 31 and June 30, 2000. Substantially all unbilled receivables are expected to be billed and collected within one year. During the second quarter of fiscal year 2001, the Company increased its allowance for doubtful accounts by $198,000.

        The Company purchased a license for Oracle's Enterprise Management System in December 2000 as part of a plan to upgrade its business infrastructure. The Company expects to implement the system over the next six to twelve months. The timing of such implementation is subject to the availability of Company and outside consulting personnel to implement the system and of adequate financing on terms acceptable to the Company. The total cost of the system, including implementation assistance from outside consultants, is expected to be between $750,000 and $1,000,000.

        The Company has an Accounts Receivable Purchase Agreement (the "Agreement") with Silicon Valley Bank (the "Bank"), enabling the Company to borrow up to $4 million through the Bank's discretionary purchases of accounts receivable. The Bank pays up to 80% of the face amount of each receivable, with the balance of such face amount (less certain finance and administrative charges) payable to the Company following collection of the receivable. The receivables purchased by the Bank must be collected within 90 days, unless otherwise agreed by the Bank and the Company, must not be in dispute, and must conform to other eligibility requirements. The purchases are with full recourse against the Company, which has agreed to repurchase any non-conforming receivable subject to the Bank's ability to allow the substitution of conforming for non-conforming receivables. The Company's obligations under the Agreement are secured by an interest in all of the Company's assets. Advances made to the Company are repayable in full upon demand in the event of default under the Agreement, including a breach in any material respect of any representation or warranty as to the receivables purchased or the Company's insolvency. The finance charges and administrative fees under this Agreement are based on an amount equal to the Bank's prime rate plus 4% per annum, of the average daily outstanding account balance and 0.625% of the face amount of each purchased receivable, respectively. At December 31, 2000, there were no outstanding borrowings under this Agreement.

        The Company also has an Equipment Financing Agreement (the "Equipment Agreement"), with the Bank enabling the Company to borrow up to $1.25 million through the Bank's financing of recently acquired Company equipment and fixed assets. The Bank finances up to 100% of the original stated cost of the equipment. The Equipment agreement provides for the Company to obtain advances for amounts exceeding $50,000 per advance, and to repay advances (plus interest) over a 36-month period. The Equipment Agreement bears interest at the 36 month treasury rate plus 350 basis points, requires a commitment fee (and the reimbursement of bank expenses for certain costs of making and administering this facility) and a final payment equal to 6.5% of the value of the initial amount of each advance at the end of the financing period for that advance. The loan is subject to certain financial covenants, and reporting requirements. Outstanding advances at December 31, 2000, aggregated approximately $616,000.

        Under the terms of its office lease, the Company maintains a letter of credit under its line of credit with the Bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by the Company. The letter of credit required under the lease for fiscal year 2001 is $300,000 and decreases annually through 2003 to $100,000. As of the date of this filing, the Company was not subject to any draw against this letter of credit by the landlord. The Company also maintains other customer related Letters of Credit issued by Silicon Valley Bank to support specific terms and conditions of customer orders. The aggregate of these letters of credit total approximately $62,000 at December 31, 2000.

        The Company has an Export-Import Bank Loan and Security Agreement ("Ex-Im Agreement") with the Bank that provides for up to $1 million in borrowings through January 2001. The Ex-Im Agreement enables the Company to support working capital requirements and allows for the issuance of foreign bid and performance standby letters of credit against foreign accounts receivable and related inventory. Under the terms of the Ex-Im Agreement, the Bank may issue advances against a borrowing base of 90% of eligible foreign accounts receivable and 50% of eligible export related inventory. Letters of credit may be issued against 50% of the borrowing base. Interest on outstanding borrowings accrues at the bank's prime rate of interest plus 1/2% per annum. Upon issuance of each standby letter of credit, the Company pays a credit fee of 1.5% per annum of the face amount of the standby letter of credit. The Company's obligations under the Ex-Im Agreement are secured by a security interest in substantially all of the Company's assets. The Company's ability to borrow under the Ex-Im Agreement is subject to maintenance of certain financial ratios and reporting requirements. At December 31, 2000, there were no outstanding borrowings under this Agreement.

        The Company believes that existing cash balances, cash flow from operations, the availability of credit under its credit facility with the Bank, and other potential sources of financing and cost containment measures will be sufficient to support the Company's working capital requirements for at least the next twelve months.


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

        The Company's quarterly revenues are largely dependent on contracts executed during the quarter. Revenues for a given period typically involve large financial commitments from a relatively small number of customers, and the Company often receives a large portion of its contracts in the last month of any given quarter. Accordingly, delays in the completion of sales near the end of a quarter could negatively impact revenues in that quarter. Any changes in customers' budgetary or purchasing patterns could adversely affect revenues in one or more quarters.

        To date, a significant portion of the Company's revenue has been derived from substantial orders placed by large organizations. The Company expects that, in the future, it will continue to be dependent upon a limited number of customers in any given period for a significant portion of its revenue. The Company's future success may depend upon the continued demand by such customers for its products and services. The Company's results of operations and financial condition could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders. Three customers, Siemens AG, Winstar, and Adelphia Business Solutions, Inc., comprised approximately 24%, 18%, and 10%, respectively, of total revenues during the second quarter of fiscal year 2001. Siemens AG and Winstar comprised approximately 27% and 14%, respectively, of total revenues for the six months ended December 31, 2000.

        The Company's business is dependent upon the continued growth of the telecommunications industry, in the United States and internationally, on the continued convergence of voice and data networks, and on the evolution and widespread adoption of emerging network technologies. A continued decline in the growth of the industry, the failure of these markets to converge, or the failure of these network technologies to evolve or achieve widespread market acceptance could have a material adverse effect on the Company. Failure of the Company to create products that adequately respond to changes in technology or to competitors' offerings, or to achieve customer acceptance of its offerings, in a timely manner, could have a material adverse effect on the Company.

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

        The Company's growth has historically placed significant demands on the Company's administrative, operational and financial personnel and systems. Additional expansion by the Company may further strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support future growth of the Company's operations. If the Company is unable to respond to and manage changing business conditions, the quality of its products and services and its results of operations could be materially adversely affected.

        The Next-Generation Network market in the United States and overseas represents a source of growing long-term demand for the Company's products, software licenses and services. Because this market segment is relatively new and many of these organizations are often in the early stages of their development, their financial resources may be limited and may adversely affect their ability to pay for the Company's products, software licenses and services. Next-Generation Network operators often rely extensively on the capital markets to meet their ongoing cash flow requirements, and there is no certainty that the markets will always provide them with adequate liquidity to pay their vendors, including the Company, on a timely basis.

        Trade receivables subject the Company to the potential for credit risk with customers in the telecommunications services industry and government sector. Five customers represented 53% of the Company's gross trade receivable balances at December 31, 2000. To reduce credit risk, the Company conducts ongoing evaluations of its customers, monitors their payment patterns, and in certain circumstances manages credit risk through letters of credit. The Company maintains accounts receivable allowances to provide for potential credit losses. However, there can be no assurances that all customers will be able or willing to pay their obligations to the Company and, in the event that one or more customers becomes unable or unwilling, the Company's cash flows and financial results could be adversely affected.

        The Company derived approximately $2.0 million, or 38% of its total revenues, from customers outside of the United States during the three months ended December 31, 2000, and $5.5 million, or 38% of total revenues, for the six months ended December 31, 2000. The Company anticipates that a significant amount of future revenues may be derived from sales to end users in Africa, the Middle East, India, Asia, Europe and other areas of the world. These revenues may be adversely affected by changing economic conditions in foreign countries, which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company's ability to successfully develop new, and enhance existing, products to remain competitive, and its ability to adequately service its customers, depend in large part on its ability to attract and retain highly qualified technical, sales and marketing, and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to continue to attract and retain such personnel.

PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On November 14, 2000, the Registrant held its 2000 Annual Meeting of Stockholders (the "2000 Annual Meeting"). At the 2000 Annual Meeting, the following directors were elected as Class I directors, to serve until the 2003 Annual Meeting of Stockholders, or until their successors are duly elected and qualify:

        Harry M. Linowes     Votes For:  8,827,816     Votes Withheld:  41,957
        Gilbert A. Wetzel    Votes For:  8,827,316     Votes Withheld:  42,457

        In addition to the Class I directors enumerated above, as of the close of the 2000 Annual Meeting, the Company's Board of Directors consisted of George T. Jimenez and William R. Newlin, Class III directors whose terms expire at the 2002 Annual Meeting of Stockholders, and Paul G. Casner, Jr., a Class II director whose term expires at the 2001 Annual Meeting of Stockholders.

        At the 2000 Annual Meeting, the stockholders also took the following actions:

               (i) To approve the proposal to ratify the 2000 Stock Option Plan for Directors,

                             Votes For:             8,561,534
                             Votes Against:           299,207
                             Abstain:                   9,032

               (ii) To approve the proposal to ratify the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending June 30, 2001.

                             Votes For:             8,845,378
                             Votes Against:            17,775
                             Abstain:                   6,620

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Number                Description

10.35 Amended and Restated 2000 Non-Qualified Stock Option Grant Agreement dated October 26, 1999 between the Company and J. Eckler

27.1                  Financial Data Schedule


(b)     Reports on Form 8-K

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ACE*COMM CORPORATION


DATE  February 8, 2001        By    /s/ George T. Jimenez
                                    ---------------------
                                    George T. Jimenez
                                    Chief Executive Officer



                                    /s/ James K. Eckler
                                    -------------------
                                    James K. Eckler
                                    Executive Vice President - Finance and Administration
                                    (Principal Financial Officer)