Form 10-Q
period 2001-03-31
ACE COMM CORP
filed 2001-05-15
CIK 1017526

As filed with the Securities and Exchange Commission on May 15, 2001

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number 0-21059

ACE*COMM CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1283030 (I.R.S. Employer Identification No.)

704 Quince Orchard Road, Gaithersburg, MD (Address of principal executive offices)	20878 (Zip Code)

301-721-3000 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [ ]

Number of shares of Common Stock outstanding as of March 31, 2001	9,244,689

ACE*COMM CORPORATION
INDEX

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ACE*COMM CORPORATION
BALANCE SHEETS
(in thousands)

	March 31,
	2001	June 30,
	(Unaudited)	2000

Assets

Current assets:

Cash and cash equivalents	$4,880	$4,386

Accounts receivable, net	6,795	11,818

Inventories, net	1,706	1,869

Prepaid expenses and other current assets	630	531

Total current assets	14,011	18,604

Property and equipment, net	2,764	3,190

Capitalized software development costs, net	286	738

Other assets	118	253

Total assets	$17,179	$22,785

Liabilities and Stockholders’ Equity

Current liabilities:

Borrowings	$307	$280

Accounts payable	601	1,538

Accrued expenses	794	565

Accrued compensation	1,586	2,267

Deferred revenue	831	770

Total current liabilities	4,119	5,420

Noncurrent borrowings	291	446

Total liabilities	4,410	5,866

Commitments and contingencies Stockholders’ equity:

Preferred stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	–	–

Common stock, $.01 par value, 45,000,000 shares authorized, 9,244,689 and 9,180,638 shares issued and outstanding	92	92

Additional paid-in capital	21,383	21,136

Accumulated deficit	(8,706)	(4,309)

Total stockholders’ equity	12,769	16,919

Total liabilities and stockholders’ equity	$17,179	$22,785

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the three months ended		For the nine months ended
	March 31,		March 31,

	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$5,519	$8,073	$19,799	$24,228

Cost of revenue (exclusive of depreciation expense included in selling, general, and administrative expense shown separately below)	2,863	2,857	10,541	9,990

Gross profit	2,656	5,216	9,258	14,238

Selling, general and administrative expense	3,671	3,786	11,784	10,725

Research and development expense	521	811	1,311	1,786

Provision for doubtful accounts	278	(67)	570	(235)

(Loss) income from operations	(1,814)	686	(4,407)	1,962

Interest income	(48)	(45)	(178)	(89)

Interest expense	35	36	162	60

Other expense	6	–	6	–

(Loss) income before income taxes	(1,807)	695	(4,397)	1,991

Income tax (benefit) provision	–	(10)	–	71

Net (loss) income	$(1,807)	$705	$(4,397)	$1,920

Basic net (loss) income per share	$(0.20)	$0.08	$(0.48)	$0.21

Diluted net (loss) income per share	$(0.20)	$0.07	$(0.48)	$0.20

Shares used in computing net (loss) income per share:

Basic	9,244	9,125	9,219	9,001

Diluted	9,244	10,087	9,219	9,612

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended
	March 31,

	2001	2000
	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net (loss) income	$(4,397)	$1,920

Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:

Depreciation and amortization	1,342	1,570

Provision for doubtful accounts	570	(235)

Loss on disposal of property and equipment	6	–

Changes in operating assets and liabilities:

Accounts receivable	4,453	(3,255)

Inventories, net	163	207

Notes receivable	–	516

Prepaid expenses and other assets	31	(427)

Accounts payable	(937)	(713)

Accrued liabilities	(452)	(797)

Deferred revenue	61	642

Net cash provided by (used for) operating activities	840	(572)

Cash flows from investing activities:

Purchases of property and equipment	(465)	(403)

Cash flows from financing activities:

Borrowings	91	1,944

Payments on debt	(174)	(1,369)

Principal payments under capital lease obligation	(45)	(27)

Proceeds from exercise of common stock options	158	1,128

Proceeds from employee stock purchase plan	89	39

Net cash provided by financing activities	119	1,715

Net increase in cash and cash equivalents	494	740

Cash and cash equivalents, beginning of period	4,386	3,424

Cash and cash equivalents, end of period	$4,880	$4,164

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$150	$60

Income taxes	$16	$86

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The accompanying unaudited financial statements have been prepared by ACE*COMM Corporation (the “Company”) in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2000.

Use of estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Reclassifications

      Certain prior year information has been reclassified to conform to the current year’s presentation.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	March 31,	June 30,
	2001	2000

Billed receivables	$5,361	$8,823

Unbilled receivables	2,258	3,464

Allowance for doubtful accounts	(824)	(469)

	$6,795	$11,818

      Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. The Company increased its allowance for doubtful accounts by approximately $570,000, credited recoveries of $12,000 to the allowance, and wrote-off $227,000 in uncollectable accounts during the nine-month period ended March 31, 2001. The Company reduced its allowance for doubtful accounts by $235,000, credited recoveries of $147,000 to the allowance, and wrote-off $284,000 in uncollectable accounts during the nine-month period ended March 31, 2000.

NOTE 3 – STOCKHOLDERS’ EQUITY

      During the three-month period ended March 31, 2001, the Company issued 16,021 shares of common stock under the Employee Stock Purchase Plan and there were no exercises of stock options issued under the Omnibus Stock Plan. During the nine-month period ended March 31, 2001, the Company issued 28,501 shares of common stock under the Employee Stock Purchase Plan and 35,550 shares of common stock through the exercise of stock options issued under the Omnibus Stock Plan.

NOTE 4 – INCOME TAXES

      The deferred tax asset arising from the net loss incurred during the three- and nine-month periods ended March 31, 2001 has been fully reserved. Accordingly, no income tax benefit has been recorded related to losses incurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The Company sells products, comprehensive product-based solutions and services to telecommunications and integrated communications providers, including traditional telephony carriers, Next-Generation Network operators, and enterprise network operators, both through direct sales and through strategic alliance, partners, and other channels, for delivery to end users in the United States and internationally. These products and services are typically sold pursuant to contracts having an aggregate value of several hundred thousand to several million dollars.

      The Company has historically derived significant revenue from sales of its data collection and mediation products to traditional carriers, with the balance of the Company’s revenues derived from the sale of product-based solutions and services to enterprises and Next-Generation Network operators. During the past several years, the Company experienced substantial growth in sales of its Convergent MediationTM solutions for Next-Generation Network operators. In its most recent two quarters, the Company has experienced lower demand from the Next-Generation Network operator market sector, as they began to cancel or defer major capital expenditures in response to their inability to access the capital markets.

      The Company enters into formal arrangements that provide for single or multiple deliverables of hardware, software, or services. These arrangements are documented by either a simple purchase order or by more complex contracts such as development, reseller, or master agreements. The agreements typically have an aggregate value of several hundred thousand to several million dollars, and vary in duration from 30 days to several years (e.g., master agreements). Agreements spanning several years are typically implemented in a number of smaller statements of work or orders that are typically deliverable within three to twelve months. Contract billing schedules are negotiated with each customer and are generally based on the achievement of certain milestones such as contract signing, delivery, installation and acceptance.

      Revenue for a given period typically reflects work delivered during the period with respect to a relatively few, large orders from a relatively small number of customers. The Company expects that in the future it will continue to be dependent upon a limited number of customers in any given period for a significant portion of its revenue. The Company’s future success may depend upon the continued demand by such customers for its products and services. The results of its operations and financial condition could be materially adversely affected by the failure of anticipated orders to materialize, as well as by deferrals or cancellations of such orders. During the three-month period ending March 31, 2001, the Company had approximately 60 active customers, of which eleven customers represented 81% of total revenues for the three-month period ended March 31, 2001, and 69% of total revenues for the nine-month period then ended. Two customers, Siemens AG and Winstar Communications (“Winstar”), each comprised approximately 20% of total revenues during the third quarter of fiscal year 2001. Siemens AG and Winstar comprised approximately 25% and 15%, respectively, of total revenues for the nine-month period ended March 31, 2001.

      On April 18, 2001, Winstar elected to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Due to the fact that the Chapter 11 case started so recently, it is not possible to predict with certainty whether, or how much, revenue will continue to be received from Winstar. See also “- Liquidity and Capital Resources.”

      During the three- and nine-month periods ended March 31, 2001, the Company experienced a significant net loss from operations, primarily due to lower demand from its North American telecommunications customers. Management expects this lower demand to continue over at least the next quarter. To offset the effects of the current lower North American demand, the Company continues to target sales efforts in what it believes to be a growing market for its Convergent Mediation products, a market developing with Next-Generation Network operators and traditional carriers outside North America. The Company also continues to market its Convergent MediationTM products to a select group of service providers in the U.S. and plans to license its N*VISION® Convergent Mediation solution to certain partners who provide outsourcing services to smaller carriers.

      The Company continues to focus on streamlining the organization to meet its objectives, conserve cash and control expenses. In February 2001, the Company reduced staff by approximately 15% of the Company’s then 175 full time employees. This reduction, along with the elimination of various middle management positions during the second quarter of fiscal 2001, has reduced costs without materially impacting the Company’s ability to maintain its historical levels of customer involvement and technological innovation.

      The Company also plans to continue pursuing new business opportunities in partnerships and alliances with other companies, although there can be no assurances as to the timing or effectiveness of any partnering arrangements. These arrangements could include: technology and marketing alliances driven by product development requirements and sales opportunities, as well as other business combinations that would strengthen the Company’s product offerings and market potential.

      This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company, some or all of which may involve risk and uncertainty. The Company often introduces a forward-looking statement by such words as “anticipate,” “plan,” “projects,” “continuing,” “ongoing,” “expects,” “management (or the Company) believes,” or “intend.” Investors should not place undue reliance on these forward-looking statements, which involve estimates, assumptions, risks and uncertainties that could cause actual results to vary materially from those expressed in this Report or from those indicated by one or more forward-looking statements. The forward-looking statements speak only as of the date on which they were made, and the Company undertakes no obligation to update any of the forward-looking statements. In evaluating forward-looking statements, the risks and uncertainties investors should specifically consider include, but are not limited to, demand levels in the relevant markets for the Company’s products, the ability of the Company’s customers to make timely payment for purchases of its products and services, the risk of additional losses on accounts receivable, success in marketing the Company’s products and services internationally, the effectiveness of cost containment strategies, as well as the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and in subsequent reports filed with the Securities and Exchange Commission, including the matters set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Additional Factors Affecting Future Operating Results,” as well as others matters presented in this Report.

Results of Operations

      Revenues for the three-month period ended March 31, 2001 (“third quarter of fiscal year 2001”) decreased $2.6 million, or 32%, to $5.5 million from $8.1 million for the comparable three-month period ended March 31, 2000. This decrease was the result of declines in sales of software, services, and hardware of approximately $1.3 million, $0.4 million, and $0.9 million, respectively, mostly due to a continued decrease in direct sales to North American customers.

      Revenue from sales to Next-Generation Network operators decreased 41%, or $1.7 million, to $2.5 million in the third quarter of fiscal year 2001 from $4.2 million in the third quarter of fiscal year 2000. This source of revenue represented 45% and 52% of total revenue for the third quarter of fiscal years 2001 and 2000, respectively. This decrease resulted primarily from a decrease in demand for the Company’s Convergent MediationTM software. Revenue from sales to the Company’s Enterprise customers decreased 17%, or $0.4 million, to $1.9 million in the third quarter of fiscal year 2001 from $2.3 million in the same period of fiscal year 2000. Enterprise revenue represented 34% and 28%, respectively, of total revenue during the third quarter of fiscal years 2001 and 2000. Sales to the Company’s Enterprise customers were higher in the third quarter of fiscal year 2000, largely as a result of a one-time sale of a software license. Revenue from sales to traditional carrier customers decreased 25%, or $0.4 million, to $1.2 million in the third quarter of fiscal year 2001 from $1.6 million in the third quarter of fiscal year 2000. This category of revenue represented 21% and 20% of total revenue in the third quarter of fiscal years 2001 and 2000, respectively. Sales to the Company’s traditional carrier customers were higher in the third quarter of fiscal 2000 due to a one-time software sale.

      Revenue during the nine-month period ended March 31, 2001, was $19.8 million compared to $24.2 million during the nine-month period ended March 31, 2000. This decrease was primarily due to decreases of $2.2 million and $1.4 million in sales of software and services, respectively, during the nine-month period ended March 31, 2001. Additionally, during the nine-month period ended March 31, 2001, sales of hardware decreased $0.8 million.

      Revenue from sales to Next-Generation Network operators decreased 20%, or $2.4 million, to $9.4 million during the first nine months of fiscal year 2001 from $11.8 million during the first nine months of fiscal year 2000. This category of revenue represented 47% and 49% of total revenue in the first nine months of fiscal years 2001 and 2000, respectively. This decrease in revenue from sales to Next-Generation Network operators is primarily a result of a decrease in market demand for the Company’s Convergent MediationTM software. Revenue from sales to the Company’s Enterprise customers increased 26%, or $1.5 million, to $7.3 million during the first nine months of fiscal year 2001 from $5.8 million during the first nine months of fiscal year 2000. This category of revenue represented 37% and 24% of total revenue during the first nine months of fiscal years 2001 and 2000, respectively. The increase in sales to Enterprise customers is attributable to a single order received in the first quarter of fiscal 2001. Revenue from sales to traditional carrier customers decreased 52%, or $3.4 million, to $3.2 million during the first nine months of fiscal year 2001 compared to $6.6 million during the first nine months of fiscal year 2000. This category of revenue represented 16% and 27%, respectively, of total revenue during the first nine months of fiscal years 2001 and 2000. The decrease in revenue from sales to the Company’s traditional carrier customers is primarily due to the discontinuation of one and the completion of several other contracts, as well as an overall decline in the number of new contracts entered into during the period.

      Gross profit margins for the third quarter of fiscal year 2001 were 48% compared to 65% for the comparable quarter in fiscal year 2000. Gross profit margins for the first nine months of fiscal year 2001 were 47% compared to 59% for the comparable nine-month period in fiscal year 2000. The decrease in the current three- and nine-month margins is due to the decrease in revenue without a corresponding decrease in the cost of revenue, primarily related to direct labor and associated benefits and taxes.

      Selling, general and administrative (“SG&A”) expenses for the third quarter of fiscal year 2001 were $3.7 million compared to $3.8 million for the comparable period in the prior fiscal year, and represented 67% and 47% of revenue, respectively. The slight decrease in SG&A for the current quarter is due to the allocation of a higher percentage of labor costs to revenue-producing projects, rather than to overhead. SG&A expenses for the first nine months of fiscal year 2001 were $11.8 million compared to $10.7 million for the comparable period in the prior fiscal year, and represented 60% and 44% of revenue, respectively. The increase experienced during the current nine-month period is primarily attributable to $0.4 million in severance charges related to the elimination of various middle management and other staff positions.

      The provision for doubtful accounts increased to $0.3 million for the three-month period ended March 31, 2001, from $(0.1) million for the three-month period ended March 31, 2000. The provision for doubtful accounts increased to $0.6 million for the nine- month period ended March 31, 2001, from $(0.2) million for the nine-month period ended March 31, 2000. These increases in the provision for the three- and nine-month periods ended March 31, 2001, are primarily due to management’s assessment of collection risks on specific accounts, including a consideration of adverse economic conditions affecting certain of the Company’s telecommunications customers. The net credits in the provision for doubtful accounts for the three- and nine-month periods ended March 31, 2000, were the result of recoveries received.

      Research and development (“R&D”) expenses were $0.5 million for the third quarter of fiscal year, compared to $0.8 million for the same quarter of fiscal year 2000, and represented 9% and 10% of revenue, respectively. Additionally, R&D expenses for the first nine months of fiscal year 2001 and 2000 were $1.3 million and $1.8 million, respectively, both of which represented 7% of revenue. Total R&D expenses were higher during the prior year’s three- and nine-month periods, reflecting a significant effort with one of the Company’s strategic partners to develop a next generation technology. That effort was completed prior to fiscal year 2001.

Liquidity and Capital Resources

      As of March 31, 2001, and June 30, 2000, the Company had $4.9 million and $4.4 million in cash, respectively.

      Operating activities of the Company provided for $0.8 million during the nine months ended March 31, 2001, primarily as a result of a decrease in accounts receivable. During the same period of fiscal year 2000, the Company used $0.6 million for operating activities involving increased accounts receivable and decreased accounts payable balances, which more than offset net income and non-cash expenses. The Company invested $0.5 million and $0.4 million during the first nine months of fiscal years 2001 and 2000, respectively, to purchase property and equipment consisting primarily of computer equipment. Cash flows from financing activities have decreased $1.6 million, from $1.7 million during the first nine months of fiscal year 2000 to $0.1 million for the same period of fiscal 2001. Two factors have contributed to the decline in cash provided by financing activities. First, the Company’s ability to maintain a stable cash balance has reduced its need for borrowing. This has resulted in a decrease in net cash flows from borrowing activities of $0.7 million, from $0.6 million during the nine-months ended March 31, 2000, to $128,000 in net repayments of borrowings for the same period of fiscal 2001. Second, a decline in the Company’s stock price during fiscal year 2001 has resulted in fewer stock option exercises and employee stock purchases under the Company’s Employee Stock Purchase Plan. During the nine months ended March 31, 2000, cash provided by these stock purchasing activities totaled $1.2 million, compared to $0.2 million for the same period of fiscal 2001.

      Accounts receivable (billed and unbilled), net of allowance for doubtful accounts, decreased to $6.8 million at March 31, 2001, from $11.8 million at June 30, 2000. The decrease in accounts receivable is primarily the result of significant cash received from the Company’s customers during the nine-month period ended March 31, 2001, combined with a decrease in sales activity during the same period. Billed accounts receivable decreased to $5.4 million as of March 31, 2001 from $8.8 million as of June 30, 2000. Unbilled accounts receivable decreased to $2.2 million as of March 31, 2001 from $3.5 million as of June 30, 2000. Substantially all unbilled accounts receivable are expected to be billed and collected within one year. During the third quarter of fiscal year 2001, the Company increased its allowance for doubtful accounts by $215,000. As of March 31, 2001, the Company had $1.4 million in accounts receivable from Winstar, which represented 18% of gross accounts receivable. The Company has been monitoring the proceedings daily, and, based upon the facts available to it at the time of this filing, believes that it has made adequate provision for a portion of the receivable that might be unrecoverable. However, due to uncertainties inherent in Chapter 11 proceedings, it is possible that an additional allowance might need to be established for this receivable in future periods.

      The Company purchased a license for Oracle’s Enterprise Management System in December 2000 as part of a plan to upgrade its business infrastructure. The timing of the system’s implementation is subject to the availability of Company and outside consulting personnel to implement the system and of adequate financing on terms acceptable to the Company. The total cost of the system, including implementation assistance from outside consultants, is expected to be between $750,000 and $1,000,000.

      On March 28, 2001, the Company replaced its original accounts receivable purchase agreement with a new Accounts Receivable Purchase Agreement (the “Agreement” or “new Agreement) with Silicon Valley Bank (the “Bank”). Under this new agreement, the Company may borrow up to $3 million through the Bank’s discretionary purchases of accounts receivable. The Bank will pay up to 80% of the face value of each receivable with the balance, net of finance charges, payable to the Company following collection of the receivable. The costs of this Agreement include a finance charge equal to the Bank’s prime rate of the average daily balance of receivables purchased and outstanding, a monthly administrative fee of 0.25% of the face amount of receivables purchased that month, and certain costs and expenses of the Bank in administering the facility. Additionally, the Company paid a non-refundable facility fee of $20,000 to the Bank upon execution of the new Agreement and issued warrants to purchase 40,000 shares of its common stock at any time within five years of the date of grant, at an exercise price of $1.56 per share. The receivables purchased by the Bank must be collected within 90 days (unless otherwise agreed by the Bank and the Company), must not be in dispute, and must conform to other eligibility requirements. The purchases are with full recourse against the Company, which has agreed to repurchase any non-conforming receivable subject to the Bank’s ability to allow the substitution of conforming for non-conforming receivables. The Company’s obligations under the Agreement are secured by a security interest in all of the Company’s assets and intellectual property. Advances made to the Company are repayable in full upon demand in the event of default under the Agreement, including a material breach of any representation or warranty regarding the receivables purchased or the Company’s insolvency. As of March 31, 2001, there were no outstanding borrowings under this Agreement.

      The Company has amounts outstanding on its Equipment Financing Agreement (the “Equipment Agreement”) with the Bank, which enables the Company to borrow against recently acquired Company equipment and fixed assets. The Equipment Agreement bears interest at the 36-month treasury rate plus 350 basis points, requires a commitment fee (and the reimbursement of bank expenses for certain costs of making and administering this facility) and a final payment equal to 6.5% of the value of the initial amount of each advance at the end of the financing period for that advance. In April 2001, the Equipment Agreement was amended to change the minimum net worth requirement as of March 31, 2001. Outstanding advances as of March 31, 2001 aggregated approximately $555,000 and are due through periods ended September 2003.

      Under the terms of its office lease, the Company maintains a letter of credit under its line of credit with the Bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by the Company. The letter of credit required under the lease for fiscal year 2001 is $300,000 and decreases annually through 2003 to $100,000. As of the date of this filing, the Company was not subject to any draw against this letter of credit by the landlord. The Company also maintains other customer-related letters of credit issued by Silicon Valley Bank to support specific terms and conditions of customer orders. The aggregate of these letters of credit was approximately $62,000 as of March 31, 2001.

      The Company believes that existing cash balances, cash flow from operations, the availability of credit under its credit facility with the Bank, other potential sources of financing, and cost-containment measures enacted during fiscal 2001, will be sufficient to support the Company’s working capital requirements for at least the next twelve months.

Additional Factors Affecting Future Operating Results

      The Company provides product-based solutions to a technology driven industry sector. Therefore, the Company’s success is dependent in part upon factors beyond its control. This report contains forward-looking statements relating to the prospective operating results of the Company. The following are factors, which could affect the Company’s future operating results. These factors are intended to serve as a cautionary statement to statements that may be made, either verbally or in writing, including those in any other forward-looking statements made by or on behalf of the Company.

      The Company’s quarterly revenues are largely dependent on contracts executed during the quarter. Revenues for a given period typically involve large financial commitments from a relatively small number of customers, and the Company receives a large portion of its contracts in the last month of any given quarter. Accordingly, delays in the completion of sales near the end of a quarter could negatively impact revenues in that quarter. Any changes in customers’ budgetary or purchasing patterns could adversely affect revenues in one or more quarters.

      The Company defines backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services generally within the year. Backlog as of March 31, 2001 was $6.1 million as compared to $9.1 million as of March 31, 2000.

      The Company’s business is dependent upon the continued growth of the telecommunications industry, in the United States and internationally, on the continued convergence of voice and data networks, and on the evolution and widespread adoption of emerging network technologies. A continued decline in the growth of the industry, the failure of these markets to converge, or the failure of these network technologies to evolve or achieve widespread market acceptance could have a material adverse effect on the Company. Failure of the Company to create products that adequately respond to changes in technology or to competitors’ offerings, or to achieve customer acceptance of its offerings, in a timely manner, could have a material adverse effect on the Company. Additionally, the inability of the Company’s customers to obtain financing for infrastructure projects could have a material adverse effect on the Company.

      A key element of the Company’s business strategy is to develop strategic alliances, sales channels, partnerships, and OEM relationships with leading companies that provide telecommunications services or that manufacture and market network equipment in order to expand the Company’s distribution channels and provide additional exposure for the company’s product offerings. There can be no assurance that the Company will be able to continue to increase the number of, or to expand, these types of relationships, in order to market its products effectively, particularly internationally, or that it will successfully develop other sales and marketing strategies.

      The Company’s growth has historically placed significant demands on the Company’s administrative, operational and financial personnel and systems. Additional expansion by the Company may further strain the Company’s management, financial and other resources. There can be no assurance that the Company’s systems, procedures, controls and existing space will be adequate to support future growth of the Company’s operations. If the Company is unable to respond to and manage changing business conditions, the quality of its products and services and its results of operations could be materially adversely affected.

      The Next-Generation Network market in the United States and overseas represents a source of growing long-term demand for the Company’s products, software licenses and services. Because this market segment is relatively new and many of these organizations are often in the early stages of their development, their financial resources may be limited and may adversely affect their ability to pay for the Company’s products, software licenses and services. Next-Generation Network operators often rely extensively on the capital markets to meet their ongoing cash flow requirements, and there is no certainty that the markets will always provide them with adequate liquidity to pay their vendors, including the Company, on a timely basis.

      Trade receivables subject the Company to the potential for credit risk with customers in the telecommunications services industry and government sector. Seven customers represented 63% of the Company’s gross trade receivable balances as of March 31, 2001. To reduce credit risk, the Company conducts ongoing financial and business evaluations of its customers, monitors their payment patterns, and in certain circumstances manages credit risk through letters of credit. The Company maintains accounts receivable allowances to provide for potential credit losses. However, there can be no assurances that all customers will be able or willing to pay their obligations to the Company and, in the event that one or more customers becomes unable or unwilling, the Company’s cash flows and financial results could be adversely affected.

      The Company derived approximately $1.9 million, or 35% of its total revenues, from customers outside of the United States during the three-month period ended March 31, 2001, and $7.4 million, or 37% of total revenues, for the nine-month period ended March 31, 2001. The Company anticipates that a significant amount of future revenues may be derived from sales to end users in Asia, South America, Africa, the Middle East, India, Europe and other areas of the world. These revenues may be adversely affected by changing economic conditions in foreign countries, which, in turn, could have a material adverse effect on the Company’s business, financial condition and results of operations.

      The Company’s ability to successfully develop new, and enhance existing, products to both service its customers and remain competitive depends in large part on its ability to attract and retain highly qualified technical, sales and marketing, and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to continue to attract and retain such personnel.

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE*COMM CORPORATION

DATE	May 15, 2001	By	/s/ George T. Jimenez
George T. Jimenez

Chief Executive Officer

/s/ James K. Eckler
James K. Eckler
Executive Vice President – Finance and Administration
(Principal Financial Officer)