Form 10-K405
period 2001-06-30
ACE COMM CORP
filed 2001-09-27
CIK 1017526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.     YES [X]      NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [X]

        As of August 27, 2001 the aggregate market value of the voting stock held by non-affiliates of the registrant (i.e., persons who are not directors, officers or affiliated therewith) was approximately $8,387,705 (5,991,218 shares of Common Stock at a closing price on the NASDAQ National Market of $1.40 on such date). Outstanding as of August 27, 2001 were 9,284,093 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the Registrant's definitive Proxy Statement for its annual meeting to be held on November, 13, 2001 are incorporated by reference in
Part III.

                              ACE*COMM CORPORATION

                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
                                          PART I
Item 1.              BUSINESS                                                                        3

Item 2.              PROPERTIES                                                                     10

Item 3.              LEGAL PROCEEDINGS                                                              10

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            10

Item 4A.             EXECUTIVE OFFICERS OF THE REGISTRANT                                           11

                                          PART II
Item 5.              MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS                                                            12

Item 6.              SELECTED FINANCIAL DATA                                                        12

Item 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                            14

Item 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                    21

Item 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE                                         21

                                          PART III
Item 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                             22

Item 11.             EXECUTIVE COMPENSATION                                                         22

Item 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND MANAGEMENT                                                                 22

Item 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                 22

                                           PART IV
Item 14.             EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
                     FORM 8-K                                                                       22

                                     PART I

ITEM 1.    BUSINESS

This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business - Backlog", "Business - Proprietary Rights and Licenses", "Business - Selected Financial Data", and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Factors Affecting Future Operating Results". Investors should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date in which they are made, and the Company undertakes no obligation to update any forward-looking statements.


GENERAL BUSINESS DEVELOPMENT

ACE*COMM Corporation (the "Company"), incorporated in Maryland in 1983, delivers enterprise telemanagement and Convergent Mediation(TM) solutions to wired and wireless voice, data, and Internet communications providers. The Company's solutions consist of hardware, software and related services, that enable the capture, security, validation, correlation, augmentation, and warehousing of data from network elements and the distribution of data in appropriate formats to OSS ("Operations Support Systems") and BSS ("Business Support Systems") operations. The Company's solutions are tailored to each customer's needs, providing the capabilities to extract knowledge from their networks knowledge they use to reduce costs, accelerate time-to-market for new products and services, generate new sources of revenue, and push forward with next-generation initiatives.

The Company's fiscal year ends on June 30. Unless otherwise noted, all references to years in this document are assumed to be fiscal.

SOLUTIONS FOR TELECOMMUNICATIONS AND INTERNET SERVICE PROVIDERS
The Company's Convergent Mediation(TM) solutions bring together wired and wireless, voice, data, and Internet communications technologies from across all conventional and next-generation network elements to provide a consistent view of data and near real-time processing and reporting, in a flexible and scalable distributed architecture. Convergent Mediation(TM) solutions are designed to solve a customer's data needs while protecting their investment in their existing OSS/BSS infrastructure.

The Company's Convergent Mediation(TM) solutions provide the following range of capabilities:

DATA CAPTURE
This functionality installs with the customer's switching system and allows rapid integration with new technologies. It captures usage data from all types of networks (circuit-switched, packet-switched, Internet protocol ("IP"), Voice-over IP ("VoIP"), secures the data, and transfers it, using standard protocols, across the customer's network.

DATA COLLECTION
This functionality supports usage-sensitive billing with configurable data-collection for large networks. This includes the polling and verifying of records sent directly from most types of network elements. This functionality features standards-based solutions with a wide support library of different formats and protocols, centralized management for reduced maintenance costs, and near real-time data collection.

DATA MANAGEMENT
This functionality processes fragmented, incomplete, and multi-format records and forwards the data to OSS/BSS functions. It augments records with customer, service, cost, and other billing information, reassembles fragmented records, reformats records into any standard format, eliminates duplication, minimizes customers' processing costs, and maximizes their revenue.

RATING/COSTING
This functionality identifies and monitors inbound and outbound data flows in near real-time from a financial perspective. It enables customers to evaluate individual and summarized usage records, support multiple rating dimensions and flexible plans for inter-carrier invoice reconciliation and pre-billing processing, change rates on a scheduled basis or in a near real-time for rapid response, and manage termination costs.

DATA PRESENTATION
This functionality normalizes, formats, correlates, summarizes, and/or augments network usage records for numerous downstream applications such as billing and fraud systems. It uses a single source of data for all business operations, ends duplication, discrepancies, and the need for data reconciliation, and provides the ability to plan and make decisions based on solid business analysis.

DATA WAREHOUSING
This functionality adds value to data by correlating, aggregating, augmenting, and storing it in a data warehouse to an individual customer's specifications. It can translate large volumes of network data into the knowledge required to maintain a competitive advantage, quickly detect and correct traffic flow problems, profile customer usage to gain marketing knowledge, filter out unbillable data, and reprocess erroneous data until it is resolved.

SOLUTIONS FOR ENTERPRISES
The Company offers solutions to enterprises, which include government agencies, military organizations, educational institutions and "Fortune 1000" size organizations, for the automation of network operations and management functions. The Company's NetPlus(R) Enterprise Operations Support System is the core capability of this solution set and is deployed on multi-vendor/multi-protocol voice, data, and video networks. NetPlus(R) is scalable, to accommodate numerous network sizes and locations. NetPlus(R) enables enterprises to improve service and control costs by managing various aspects of the network, including alarm and fault resolution, cabling and facilities management, convergent billing, chargeback billing, cost control and recovery. NetPlus(R) also provides the capability to automate maintenance by providing work orders, trouble tickets, inventory, and switching equipment configuration management.

The Company's Enterprise Network Telemanagement solutions provide the following range of capabilities:

FAULT MANAGEMENT
A software product that allows network managers on a near real-time basis to detect faults and to determine their origins and to perform fault correction.

CONFIGURATION MANAGEMENT
A software product that delivers subscriber, connectivity, and equipment administration functions. These modules track, maintain, and report on the entire network structure.

ACCOUNTING MANAGEMENT
System functions that collect, store, process, rate and verify billing and accounting data.

PERFORMANCE MANAGEMENT
System functions that aggregate and analyze network performance call data, and configuration data to provide managers with an overall performance model of their network and operations.

SECURITY MANAGEMENT
A multi-level, layered system that covers security functions ranging from the operating system and database, to forms and commands within forms.

DIRECTORY MANAGEMENT
An application that handles personnel, departmental and classified directory listings in organizational or alphabetical formats.

PRODUCT BACKPLANE(TM)
An application services layer, software infrastructure common to all NetPlus(R) applications, that is based on an Oracle(R) database, client/server distributed processing, Web-based User Interface (WUI), and Graphical User Interface (GUI) presentation, which operates for a single module or multiple functional system and allows users to implement only the modules they need.

NETWORK MANAGEMENT APPLICATIONS
Infrastructure software that provides high-performance, low-cost, small-footprint applications for managing network element performance.

PROFESSIONAL SERVICES AND SUPPORT
The Company's services are generally delivered in conjunction with the Company's solutions. The Company's professional service team assists customers in implementing its solutions, educates users, and provides maintenance and technical support. Implementation services include identification of technical requirements, solution design, product testing, and installation and integration. The Company's systems integration partners often provide additional expertise on international contracts and orders. The Company provides comprehensive educational courses to its customers, alliance partners, and employees so they can acquire the knowledge and skills necessary to deploy, use and maintain the Company's solutions. The Company also offers train-the-trainer programs that enable its customers to conduct their own internal end-user training. The Company's maintenance and technical support services include help desk support, problem resolution, software maintenance and scheduled software upgrades. The Company provides technical support for its products from its Gaithersburg headquarters and utilizes the Web, telephone, electronic mail and, if necessary, on-site assistance to respond to and resolve customers' technical questions. International customers are supported either directly by the Company or by third party vendors trained by the Company.

The Company believes that a high level of customer support is critical to the Company's continuing success in developing relationships with end-users and its strategic partners (See "Strategic Alliances and Partners").


QUALITY

The Company maintains an ISO 9001 standard Quality Management Program to monitor the quality of its offerings and has an internal Quality Management Committee to set quality objectives for the Company and a Quality Assurance Department to implement and monitor compliance with the applicable procedures.


SALES AND MARKETING

The Company markets and sells product-based solutions directly through its sales force. The Company concentrates its sales efforts on a range of service providers, from small start-ups to large established communication providers that offer voice and data services, including Internet-based services. The Company complements its direct sales with indirect sales through its strategic alliances with OSS/BSS operators, original equipment manufacturers ("OEM") and resellers. These alliance partners give the Company's direct sales force a global reach and provide significant leads and referrals. The Company also believes that these relationships lend credibility to and help to gain additional market acceptance for its product-based solutions.

The Company sells substantially all of its product-based solutions worldwide from its headquarters in Gaithersburg, Maryland. In 2001, the Company expanded its sales and marketing efforts outside North America through a combination of direct sales in selected markets; continued partnerships with systems integrators, and the extension of its relationships with existing customers. These efforts resulted in greater European sales in fiscal year 2001 and an expectation for greater sales in Asia in fiscal year 2002.

The Company derives a majority of its revenues from products delivered or services performed within the United States. Products delivered or services performed outside of the United States represented approximately 39%, 29% and

41% of total revenues in fiscal years 2001, 2000, and 1999, respectively. See
Note 13 of the Notes to Financial Statements for a summary of the Company's revenue by geographic area.

Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During 2001, the Company had 23 customers generating $250,000 or more in revenues during the period ("Major Customers") representing approximately 93% of total revenues. Siemens AG, the Company's largest customer in fiscal year 2001, represented approximately 23% of total revenues and Winstar contributed approximately 14% of total revenues. During 2000, the Company had 27 Major Customers representing approximately 90% of total revenues. One customer, Winstar, contributed approximately 11% of total revenues earned during 2000. During 1999, the Company had 25 Major Customers representing approximately 87% of total revenues. During 1999, sales to three customers representing a single end-user in Asia comprised approximately 14% of total revenue, General Dynamics Network Systems contributed approximately 12%, and Winstar contributed approximately 10%. Major Customers and the average revenues earned per Major Customer were $979 thousand in 2001, $1,129 thousand in 2000, and $1,031 thousand in 1999.

The sales process for new contracts or orders generally requires a significant investment of time and money and takes from several months to several years. This process involves senior executives, sales representatives and support personnel and typically requires presentations, demonstrations, field trials, and lengthy negotiations. The Company spends significant time consulting with strategic partners and end-users to adapt its products to meet end-user requirements and to determine their evolving requirements for updates and enhancements.


STRATEGIC ALLIANCES AND PARTNERSHIPS

To assist in developing, marketing, and distributing its product-based solutions effectively and as part of the Company's marketing efforts, the Company has established strategic alliances with several large organizations: telecommunication and Internet equipment manufacturers, computer equipment manufacturers, telecom systems integrators and other organizations ("strategic alliance partners" or "partners"). Each alliance is designed to accomplish one or more of the following: develop products designed to meet the needs of the partner or its customers, establish a joint marketing relationship to include the Company's products in systems sold by the partner, create a reseller channel for the Company's products, or jointly provide customer support to end-users. These strategic alliances enable the Company to leverage relationships within the industry to enhance its market development.

Each alliance typically involves a formal agreement between the Company and a strategic alliance partner, pursuant to which the parties agree to develop and sell products to the partner for use by the partner, or by its customers who are in such cases the end-users of the Company's products. Each agreement specifies the terms of the alliance, which may include off-the-shelf products and/or parameters for product development and product specifications, product pricing, the terms of intellectual property ownership, and the responsibilities of each partner for system integration, proposal drafting, sales and marketing. Once the products are developed, the strategic alliance partner will issue specific orders to the Company from time-to-time to purchase products, subject to the terms of the overall agreement. The products are generally purchased and paid for by the partner for resale to its customers directly or as part of a larger system installation. Sales to a strategic alliance partner may vary from period to period, depending on the timing of orders, which in turn may depend on a number of factors, including the completion of the Company's product development, the partner's marketing and sales efforts to its customers, the timing of orders from the partner's customers, and various internal financial, strategic and other factors specific to a partner or any of its customers. Accordingly, sales to a partner in one period are not necessarily predictive of sales to the partner in future periods.

The Company classifies its alliances into the following categories: OSS/BSS, OEM and reseller. The following is a list of the Company's current significant strategic alliances:

OSS/BSS
Alliances in this category encompass complementary software application vendors with whom the Company has a joint marketing relationship to provide the vendor's customers with end-to-end solutions for operations support functions.

Dynamicsoft, Inc. - The Company's Convergent Mediation(TM) solutions interface with the Dynamicsoft Session Management Suite proxy server to collect important usage information, providing mediation and data warehousing capabilities to wireline and wireless carriers.

eMerging Information Systems ("eMIS") - The Company's Convergent Mediation(TM) solutions work with eMIS' Libertis billing and customer care system to provide a total ISP billing solution that performs functions ranging from collecting usage data from network elements to sorting, filtering and otherwise preparing data for bill rendering.

Geneva Technology ("Geneva") - The Company's Convergent Mediation(TM) solutions provide important usage information to Geneva's carrier-grade billing. Geneva can handle the volumes of data that are typical of companies such as national PTTs that support many millions of customers.

Info Directions, Inc ("IDI"). - The Company's Convergent Mediation(TM) solutions provide important usage information to IDI's billing solutions for the integrated communications industry. IDI develops fully convergent and flexible billing systems.

PortalSoftware, Inc. ("Portal") - The Company's Convergent Mediation(TM) solutions provide important usage information to Portal's real-time customer management and billing platform, Infranet(TM), targeted at IP and next-generation communications service providers.

XACCT Technologies ("XACCT")- XACCT and ACE*COMM together provide a converged communication solution for both the IP and circuit-switch markets.

OEM
Alliances in this category encompass original equipment manufacturers that embed the Company's technologies into their solutions for end-users.

Compagnie Financiere Alcatel ("Alcatel") - The Company's Convergent Mediation(TM) solutions collect usage information from specific Alcatel switches providing the mission-important billing information carriers need.

Cisco Systems, Inc. ("Cisco") - The Company is a Cisco New World Ecosystem alliance partner focusing on mediation and data warehousing solutions for convergent networks.

Marconi Corporation, PLC ("Marconi")- The Company provides Convergent Mediation(TM) solutions that work in conjunction with Marconi's ServiceOn Management(R) suite of products.

Motorola, Inc. - The Company provides Convergent Mediation(TM) solutions, integrated into the Mobile Data Gateway switch, that collect and format call detail records for electronic transmission to a billing center.

TRW, Inc. - The Company provides subcontract services for its Convergent Mediation(TM) platform to TRW Inc., for the real-time usage data management, warehousing and analysis requirements of a digital radio service in the United Kingdom.

RESELLERS
Alliances in this category encompass leading hardware and software vendors or integrators who are resellers for the Company's products.

General Dynamics Corporation ("GD")- As a GD subcontractor for network management products, the Company installs and supports NetPlus(TM) at multiple military facilities.

Keane, Inc. - The Company's primary involvement with Keane Inc., is the delivery of NetPlus(TM) and related services to United States Government installations around the world.

Siemens AG - The Company sells its Enterprise Telemanagement Operations Support and Convergent Mediation(TM) solutions outside the United States through Siemens AG, who serves as a prime contractor.


BACKLOG

The Company defines backlog as signed contracts or purchase orders for delivery of its product-based solutions generally within the next year. Backlog at June 30, 2001, 2000, and 1999 was approximately $5.7 million, $8.9 million, and $7.3 million, respectively. Backlog, as defined, does not include contracts for solutions that require the further issuance of purchase orders.

The Company's contracts are large and technically complicated and require a significant commitment of management and financial resources from our customers. The development of a contract is typically a lengthy process because it must address a customer's specific technical requirements and often requires internal approvals that require substantial lead-time. Accordingly, the Company may experience significant variations in revenue from quarter-to-quarter, as a result of delays in contract signing or contract order deliveries. In addition, contracts that involve software deliveries may involve tailoring of the product to specific customer requirements, which can delay final delivery of the order. No assurance can be given that current backlog will necessarily lead to revenue in any specific future period.


COMPETITION

Competition in the markets for the Company's product-based solutions is driven by rapidly changing enabling and core network and communications technologies, evolving industry standards, frequent new product introductions and enhancements, and rapid changes in customer requirements. To maintain and improve its competitive position, the Company must continue to develop and introduce value-added, timely and cost-effective new products, features and services that keep pace with technological developments and emerging industry standards, and address the increasingly sophisticated needs of our customers. The Company expects continued growth and intense competition in the telecommunications and Internet service provider market and the enterprise network market.

The Company believes that the principal competitive factors in these markets include specialized project management capabilities and technical expertise, compliance with industry quality standards and protocols, customer support, product features such as adaptability, scalability and flexibility, the ability to integrate with other products, functionality and ease-of-use, product reputation, responsiveness to customer needs, and timeliness of implementation. To remain competitive, the Company will be required to respond promptly and effectively to the challenges of next generation technological changes within the industry, as well as to our competitors' innovations.

In the telecommunications and Internet service provider market, the Company's current and prospective competitors include: (i) large carriers which internally develop full system products for themselves, tailored to their particular specifications, (ii) next generation service provider companies, such as Comptel Corporation, Narus, Inc., and Xacct Technologies, that can provide data collection, mediation components, and data storage capabilities, (iii) vendors that supply more inclusive products, such as Veramark Technologies, Inc., and CGI, Inc., (iv) telecommunications equipment manufacturers that provide network products such as Lucent Technologies, Inc., and Ericsson, (v) companies that provide OSS software applications for carriers, such as Stonehouse Technologies, Inc., and MetaSolv Software, Inc., (vi) companies that supply product components such as Ericcson-Hewlett-Packard Telecommunications (EHPT) and Fujitsu, (vii) companies that provide billing and customer care applications, such as Amdocs Limited and Portal Software, Inc., and (viii) companies that develop custom solutions, such as EDS Inc., and Computer Sciences Corp.

In the enterprise network market, our current and prospective competitors include (i) companies that provide products for telephony networks, such as MDR Switchview Global Networks Inc., Peregrine Systems, Inc., and Veramark Technologies, Inc., and (ii) companies that provide products for data networks, such as Remedy Corp. and Computer Associates International, Inc.

The Company believes that its ability to compete in its markets depends in part on a number of competitive factors outside its control, including the ability of others to develop technology that is competitive with the Company's products, the price at which competitors offer comparable products and services, the extent of competitors' responsiveness to customer needs, and the ability of our competitors to hire, retain and motivate key personnel. The Company competes with a number of companies that have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition. As a result, the Company's competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than the Company. There can be no assurance that our current or potential competitors will not develop products comparable or superior to those developed by the Company, or adapt more quickly than the Company to new technologies, evolving industry trends or changing customer requirements.


RESEARCH AND PRODUCT DEVELOPMENT

The Company's research and development efforts are focused on developing new products to meet the growing needs of its customers and on improving existing products by incorporating new features and technologies. The Company believes that the timely development of new products and enhancements is essential to maintaining its competitive position in the marketplace. In its research and development efforts the Company works closely with customers, end-users and leading technology vendors, in tailoring new features which are subsequently incorporated into future versions of products available to all customers. The Company continually reviews opportunities to license technologies from third parties when appropriate based on timing and cost considerations.

Research and development expenses were $1,650 thousand, $2,263 thousand and $1,562 thousand in 2001, 2000, and 1999. As a percent of revenues, research and development expenses were approximately 7% in 2001 and 2000, respectively and approximately 5% in 1999.


PROPRIETARY RIGHTS AND LICENSES

The Company does not currently hold any patents and relies primarily on a combination of copyright, trademark, contract and trade secret laws and statutory and/or common law to maintain its proprietary rights to its products. The Company believes that, because of, among other things, the rapid pace of technological change in the telecommunication and software industries, patent protection for its products is a less significant factor in the Company's success than the knowledge, ability and experience of the Company's employees, the frequency of product enhancements and the timeliness and quality of support services provided by the Company.

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

The Company cannot guarantee that the steps taken to protect its proprietary rights will be adequate to deter misappropriation of its intellectual property, and the Company may not be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. If third parties infringe or misappropriate the Company's copyrights, trademarks, trade secrets or other proprietary information, the Company could be seriously harmed. In addition, although the Company believes that its proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against the Company or claim that it has violated their intellectual property rights. Claims against the Company, either successful or unsuccessful, could result in significant legal and other costs and may be a distraction to management. The Company has primarily focused on intellectual property protection within the United States but has expanded that scope to selected international markets. Protection of intellectual property outside the United Sates will sometimes require additional filings with local patent, trademark, or copyright offices, as well as the implementation of contractual or license terms different from those used in the United States. Protection of intellectual property in many foreign countries is weaker and less reliable than in the United

States. If our business expands into foreign countries, costs and risks associated with protecting our intellectual property abroad will increase.


EMPLOYEES

At June 30, 2001, the Company employed 154 full and part-time employees. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.



ITEM 2.    PROPERTIES

The Company leases space at two principal office locations: Gaithersburg, Maryland and Montreal, Canada. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required. The Gaithersburg office is the Company's corporate headquarters and is used for product assembly, software and engineering development, professional services and support, sales, and administration. The following sets forth information concerning the Company's significant facilities:

                                SQUARE                                 CURRENT
LOCATION                        FOOTAGE       LEASE EXPIRATION         ANNUAL RENT
--------                        -------       ----------------         -----------

Gaithersburg, Maryland          38,427        November 30, 2003        $748,000 (subject to
                                                                       annual increases of
                                                                       approximately $21,000
                                                                       and allocated operating
                                                                       costs each year)


ITEM 3.    LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of its security holders during the fourth quarter of 2001.

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of the current executive officers of the Company.

   NAME                                 AGE        CURRENT POSITION
   ----                                 ---        ----------------

   George T. Jimenez                    65         Chairman of the Board, Chief Executive Officer and Treasurer
   Joseph A. Chisholm                   60         Chief Operating Officer
   James K. Eckler                      54         Executive Vice President of Finance and Administration
   Dr. Thomas V. Russotto               56         Executive Vice President and Chief Technology Officer
   Martin Demers                        38         Senior Vice President and Chief Marketing Officer
   Loretta L. Rivers                    44         Corporate Secretary and Director of Human Resources

George T. Jimenez is the Chief Executive Officer of the Company and has served as Treasurer and a Director of the Company since its inception in 1983. From 1983 to September 1999, Mr. Jimenez also served as the President of the Company.

Joseph A. Chisholm joined the Company in February 2001 as Vice President of Engineering, and was named Chief Operating Officer in August 2001. Mr. Chisholm served as Vice President of Engineering and Operations for GE Capital Spacenet Services from 1994 until his retirement in 1998.

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

Martin Demers has held various senior positions, including Division Vice President, Division Director, and Product Manager, since joining the Company in 1996. Mr. Demers was named Senior Vice President and Chief Marketing Officer in November 2000.

Loretta L. Rivers has been Corporate Secretary since 1989 and was also named Director of Human Resources in January 2001. Ms. Rivers has served in various capacities with the Company since its inception in 1983.

The term of each executive officer will expire at the next annual meeting of the Board of Directors, which is scheduled to be held on November 13, 2001.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER
           MATTERS

COMMON STOCK PRICES

The Company's common stock is traded on The Nasdaq Stock Market ("Nasdaq") under the symbol ACEC. The following table sets forth for the periods indicated the highest and lowest bid prices at the 4:00 close for the shares of common stock reported on the Nasdaq National Market.

                                                    YEAR ENDED JUNE 30,
                       -------------------------------------------------------------------------------
                                        2001                                     2000
                       --------------------------------------    -------------------------------------
                             HIGH                  LOW                 HIGH                  LOW
                       -----------------    -----------------    ----------------     ----------------

1st Quarter                  $9.81                $5.41               $ 5.50                $3.44
2nd Quarter                   6.88                 2.25                11.00                 3.50
3rd Quarter                   2.94                 1.06                16.00                 7.19
4th Quarter                   1.90                 1.03                10.06                 5.00

COMMON STOCKHOLDERS

As of August 27, 2001, there were 9,284,093 common shares outstanding and held by 58 shareholders of record.

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


ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data presented below for each of the Company's fiscal years in the five-year period ended June 30, 2001 and as of June 30, 2001, 2000, 1999, 1998, and 1997 are derived from the audited financial statements of the Company.

                                                          YEAR ENDED JUNE 30,
                                  -------------------------------------------------------------------
                                    2001           2000          1999          1998           1997
                                  --------       --------      --------      --------       ---------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue                           $ 24,179       $ 33,766      $ 29,657      $ 22,465       $ 33,684
Gross profit (1)                    10,844         19,413        15,892         9,140         16,057

Net (loss) income                 $ (6,927)      $  2,198      $    618      $ (9,219)      $  2,624

Net (loss) income per share:
                Basic             $  (0.75)      $   0.24      $   0.07      $  (1.06)      $   0.35
                                  ========       ========      ========      ========       ========
                Diluted           $  (0.75)      $   0.23      $   0.07      $  (1.06)      $   0.32
                                  ========       ========      ========      ========       ========


                                  ----------------------------------------------------------------------------------------
                                                                         JUNE 30,
                                  ----------------------------------------------------------------------------------------
                                       2001              2000              1999               1998               1997
                                  ---------------    --------------    --------------     --------------    --------------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents            $ 5,770            $ 4,386           $ 3,424            $ 2,956           $ 7,920
Working capital                        7,879             13,335             7,959              5,978            17,864
Total assets                          14,943             22,785            18,699             24,593            33,518
Long-term liabilities                    323                597                74                122             1,808
Total liabilities                      4,686              5,866             5,220             11,808            11,809
Stockholders' equity                  10,257             16,919            13,479             12,785            21,709


(1) Gross profit for fiscal year 2000 differs from amounts previously reported due to a reclassification of depreciation expense and other indirect costs allocable to contracts. These reclassifications were made to conform fiscal year 2000 reported amounts to the current year's presentation and had no effect on net income.


SELECTED QUARTERLY INFORMATION

The following table presents certain unaudited statement of operations data for each quarter of 2001 and 2000. This data has been derived from the Company's unaudited financial statements and has been prepared on the same basis as the Company's audited financial statements, which appear in this Annual Report on Form 10-K. In the opinion of the Company's management, this data includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such data. Such quarterly results are not necessarily indicative of future results of operations. This information is qualified by reference to, and should be read in conjunction with, the Company's financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                            FISCAL THREE MONTHS ENDED
                               -----------------------------------------------------------------------------------
                                                 2001                                      2000
                               -----------------------------------------  ----------------------------------------
                               SEPT. 30,  DEC. 31,   MARCH 31,  JUNE 30,  SEPT. 30,  DEC. 31,  MARCH 31,  JUNE 30,
                                 2000       2000       2001       2001      1999       1999      2000       2000
                               ---------  --------   ---------  --------  ---------  --------  ---------  --------
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue                         $ 9,005   $ 5,275    $ 5,519      4,380    $ 8,179   $ 7,975   $ 8,073    $ 9,539
Gross profit (1)                  4,397     2,206      2,656      1,585      4,290     4,731     5,218      5,174
Net income (loss)                   169    (2,759)    (1,807)    (2,530)       542       672       705        279

Net income (loss) per share:
          Basic                 $  0.02   $ (0.30)   $ (0.20)   $ (0.27)   $  0.06   $  0.07   $  0.08    $  0.03
                                =======   =======    =======    =======    =======   =======   =======    =======
          Diluted               $  0.02   $ (0.30)   $ (0.20)   $ (0.27)   $  0.06   $  0.07   $  0.07    $  0.03
                                =======   =======    =======    =======    =======   =======   =======    =======


(1) Gross profit for fiscal year 2000 differs from amounts previously reported due to a reclassification of depreciation expense and other indirect costs allocable to contracts. These reclassifications were made to conform fiscal year 2000 reported amounts to the current year's presentation and had no effect on net income.

The Company's quarterly operating results have in the past and will in the future vary significantly as a result of the timing of contract execution, receipt of purchase orders, and performance of the work or completion of delivery. Large contracts or orders are typically preceded by long sales cycles and, accordingly, the timing of such a contract or order has been and will continue to be difficult to predict. Certain contracts or orders require additional tailoring to customer requirements and, accordingly, vary in timing of delivery. The failure to obtain or delays in the completion of one or more large contracts or orders, for any reason, could have a material adverse effect on the Company's results of operations and financial condition. The variations may be material.

The timing of large contracts or orders depends on a variety of factors affecting the capital spending decisions of the Company's customers, which in turn can affect the Company's quarterly operating results. These factors include changes in governmental regulation, changes in the customers' competitive environment, changes in industry-specific economic conditions, pricing policies by the Company or its competitors, personnel changes, demand for the Company's solutions, the number, timing and significance of new technologies developed by either the Company or its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of its product-based solutions on a timely basis, and the mix of direct and indirect sales and general economic factors.

The Company's sales cycle, from initial contact to contract execution, order and delivery, also varies substantially from customer-to-customer and from project-to-project. The purchase of the Company's product-based solutions generally involves a significant commitment of customer capital and management time. The sales cycle associated with the purchases of the Company's product-based solutions is subject to a number of additional significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. The delivery cycle varies depending on the extent to which the contract or order requires tailoring to a customer's requirements and the extent to which such requirements are fixed in advance or developed over time.

The Company's revenues in any quarter are substantially dependent on orders booked, products delivered, and services performed. Because the Company's operating expenses are based, in part, on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from even a limited number of contracts, or the absence of anticipated orders, or a delay in adjusting operating expenses to lower actual or anticipated revenues could cause significant variation in operating results from quarter-to-quarter and could cause net income to fall significantly short of anticipated levels.

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



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business - Backlog", "Business - Proprietary Rights and Licenses", and "Business - Selected Financial Data" and "--Additional Factors Affecting Future Operating Results." Investors should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date in which they are made, and the Company undertakes no obligation to update any forward-looking statements.

OVERVIEW

The Company enters into formal arrangements that provide for single or multiple deliverables of hardware, software and related services. These arrangements are formalized by either a simple purchase order or by more complex contracts such as development, reseller or master agreements. These arrangements are typically U.S. dollar denominated and typically have an aggregate value of several thousand to several million dollars and vary in length from 30 days to several years (e.g., master agreements). Agreements spanning several years are typically implemented in smaller statements of work or orders that are typically deliverable within three to twelve months.

The Company derives revenues primarily from the sale of its product-based solutions, where a combination of hardware, proprietary software and related services are offered to customers. When an agreement provides for significant modification or customization of software, or when the Company's system integration and product development are essential to the functionality of the software, revenues related to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis. Any hardware or post contract customer support provided for under the terms of the agreement is unbundled. Hardware revenue is recognized upon delivery (e.g., transfer of title) and post contract customer support is recognized ratably over the term of the arrangement.

Most of the Company's professional services are delivered in conjunction with the Company's solutions and are essential to the functionality of other elements of the arrangement. However, the Company occasionally sells unbundled services; and, in these instances, the Company generally recognizes revenue as the services are performed.

In limited instances, the Company enters into a multiple element arrangement that does not involve significant modification or customization of the related software. In these limited instances, the Company allocates revenue to each element of the arrangement based on objective evidence of the element's fair value based on internal price listings developed by the Company. Revenue is recognized upon delivery (i.e., transfer of title) when a signed agreement exists, the fee is fixed and determinable, and collection of the resulting receivable is probable.

Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During 2001, the Company had 23 customers generating $250,000 or more in revenues during the period ("Major Customers") representing approximately 93% of total revenues. Siemens AG, the Company's largest customer in fiscal year 2001, represented approximately 23% of total revenues and Winstar contributed approximately 14% of total revenues. During 2000, the Company had 27 Major Customers representing approximately 90% of total revenues. One customer, Winstar, contributed approximately 11% of total revenues earned during 2000. During 1999, the Company had 25 Major Customers representing approximately 87% of total revenues. During 1999, sales to three customers representing a single end-user in Asia comprised approximately 14% of total revenue, General Dynamics Network Systems contributed approximately 12%, and Winstar contributed approximately 10%. The average revenues earned per Major Customer were $979 thousand in 2001, $1,129 thousand in 2000, and $1,031 thousand in 1999.

During fiscal 2001, the Company experienced a significant net loss from operations, primarily due to lower demand from its North American telecommunications customers. Management expects this lower demand to continue in the foreseeable future. To offset the effects of the current lower North American demand, the Company continues to target sales efforts in what it believes to be a growing market for its Convergent Mediation solutions outside of North America.

The Company is focused on streamlining the organization to meet its objectives, conserve cash and control expenses. In February 2001, the Company reduced staff by approximately 15% of the Company's then 175 full-time employees. This reduction, along with the elimination of various middle management positions during the second quarter of fiscal 2001, was designed to reduce costs without materially impacting the Company's ability to maintain its historical levels of customer involvement and technological innovation.

The Company plans to continue pursuing new business opportunities in partnerships and alliances with other companies, although there can be no assurances as to the timing or effectiveness of any partnering arrangements. These arrangements could include: technology and marketing alliances driven by product development requirements and sales opportunities, as well as other business combinations that would strengthen the Company's product offerings and market potential.


RESULTS OF OPERATIONS

REVENUES
Total revenues in 2001 were $24,179 thousand compared to $33,766 thousand in 2000 and $29,657 thousand in 1999. Total revenues decreased $9,587 thousand or 28% in 2001 and increased $4,109 thousand or 14% in 2000, as compared to the prior corresponding periods.

Revenue growth depends, in part, on the overall demand for the Company's product-based solutions. Because the Company's sales are primarily to telecommunication and Internet service providers and enterprises, its ability to generate revenue also depends on specific conditions affecting those providers and on general economic conditions. The decrease in revenues in 2001, over the prior corresponding period, reflects the weak economic conditions in the domestic telecommunication and Internet service provider market during the last three quarters of 2001. Customers in this market often rely on the capital markets to meet their ongoing cash flow requirements and to support their growth. During 2001, customers in this market encountered reduced demand for their products and difficulty in accessing capital markets, resulting in a softening demand for the Company's products. Consequently, revenues from sales to telecommunication and Internet service providers decreased 46% to $14,671 thousand and represented approximately 61% of total revenues. Revenues from sales to enterprises increased 49% to $9,508 thousand in 2001 and represented approximately 39% of total revenues. A single international customer in 2001 contributed significantly to the increase in sales to enterprises.

In 2000, next generation service providers in the telecommunication and Internet market were experiencing rapid growth; and, as a result, the Company experienced increased demand for Convergent MediationTM product-based solutions. Revenues from sales to telecommunication and Internet service providers increased 39% to $27,386 thousand in 2000 from 1999 and represented approximately 81% of total revenue. Conversely, revenues from sales to enterprises decreased 11% from the prior corresponding period to $6,380 thousand in 2000 and represented 19% of total revenues. The decrease in sales in 2000 to enterprises, as compared to the prior period, is primarily due to a decrease in sales through alliance partners.

COST OF REVENUES
The Company's cost of revenue consists primarily of direct labor costs, direct material costs, and allocable indirect costs; and, to a lesser extent, amortized capitalized software development costs, and inventory obsolescence costs. The expenses for services provided by certain alliance partners in connection with the installation and integration of the Company's products may also be included.

Cost of revenues were $13,335 thousand in 2001, $14,353 thousand in 2000, and $13,765 thousand in 1999, representing 55%, 43%, and 46% of total revenues in each year, respectively. Cost of revenues decreased in 2001, reflecting a reduction in labor and labor related costs in response to unfavorable economic conditions. In 2001, the Company reduced direct labor at a slower rate than the decrease in revenues for the period. Cost of revenues increased $588 thousand or 4% in 2000, reflecting an increase in labor and labor related costs, which were partially offset by a decrease in material costs, as the Company increased staffing levels in response to new business initiatives and developments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses consist of costs to support the Company's sales and administrative functions. Sales expenses consist primarily of salary, commission, travel, trade show, bid and proposal, and other related selling and marketing expenses required to sell our product-based solutions to target markets. General and administrative expenses consist of unallocated costs related to information systems infrastructure, facilities, finance and accounting, legal, human resources and corporate management.

Selling, general and administrative expenses were $15,345 thousand in 2001, $15,184 thousand in 2000, and $13,046 in 1999, representing 63%, 45% and 44% of total revenues in each year, respectively. Selling, general and administrative expenses increased $161 thousand or 1% in 2001. The increase is primarily a result of an increase in sales related expenses as the Company modified its sales structure to obtain new customers and support existing customers. In addition, certain termination costs associated with headcount reductions are included. The increase in selling, general and administrative costs were partially offset by an increase in the percent of allocable fixed expenses to cost of sales and research and development. Selling, general and administrative expenses increased $2,138 thousand or 16% in 2000, and reflect higher staffing levels, higher compensation and associated benefits, and recruiting costs. Higher staffing levels resulted from the need to support new business developments. These increases were partially offset by lower professional fees.

Sales, general and administrative expenses increased in 2001 as a percent of revenue to 63% due to the fixed component of these costs being spread over a smaller revenue base than in the prior period. In 2000, the selling, general and administrative expenses as a percent of revenues were comparable with that of the prior period.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of the Company's product-based solutions.

Research and development expenses were $1,650 thousand in 2001 compared to $2,263 thousand in 2000, and $1,562 thousand in 1999. Research and development expenses decreased $613 thousand or 27% in 2001 and increased $701 thousand or 45% in 2000, as compared to the prior corresponding period. Research and development expenses represented 7% of revenues in 2001 and 2000, respectively and 5% of revenues in 1999. The decrease in research and development in 2001, over the prior corresponding period, reflects a decrease in resources applied to research and development. The Company was selective in approving new projects and in some instances discontinued projects that were not related to the development of Convergent Mediation (TM) solutions. The increase in research and development in 2000, compared to the prior corresponding period, reflects an increase in resources applied to develop next generation technologies, especially Convergent Mediation (TM) solutions and a decrease in capitalized software development costs. The Company did not capitalize software development costs in 2001 or in 2000 because the Company's product development methodology generally establishes technological feasibility near the end of the development process.

The Company believes that adequate research and development expenditures are essential to maintaining its competitive position.

PROVISION FOR DOUBTFUL ACCOUNTS
The Company recognized a net provision for doubtful accounts of $812 thousand in 2001 compared to a net recovery of $200 thousand in 2000, and a net provision of $812 thousand in 1999, representing an increase of $1,012 thousand in 2001 and a decrease of $1,012 thousand in 2000, compared to the prior corresponding period.

During 2001, some of the Company's telecommunication and Internet service provider customers, including Winstar, which elected to reorganize under Chapter 11 of the bankruptcy code, were unable to obtain adequate financing or were affected by unfavorable economic conditions in their markets. These conditions, in turn, adversely affected the Company's ability to collect outstanding accounts receivable resulting in increased bad debts. Additionally, recoveries in 2001 were substantially less than that of the prior comparable period. The Company expects that domestic telecommunication and Internet service providers will continue to encounter difficulties in 2002 and this may impact their ability to pay amounts due to the Company. The decrease in the provision for doubtful accounts in 2000, as compared to the prior corresponding period, reflects the successful collection of accounts previously reserved or written off.

LIQUIDITY AND CAPITAL RESOURCES

                                                                     YEARS ENDED JUNE 30,
                                                                        (IN THOUSANDS)
                                              --------------------------------------------------------------------
                                                               CHANGE                        CHANGE
                                                2001          2001-2000         2000        2000-1999      1999
                                              --------       -----------     ---------     -----------   ---------

CASH AND CASH EQUIVALENTS                       5,770             32%          4,386           28%         3,424

WORKING CAPITAL                                 7,879            (41)%        13,335           68%         7,959

PERCENT OF CASH AND EQUIVALENTS TO TOTAL
ASSETS                                             39%                            19%                         18%

NET CASH PROVIDED BY
(USED FOR) OPERATING ACTIVITIES                 1,827                           (355)                      2,662

NET CASH (USED FOR) INVESTING ACTIVITIES         (502)                          (530)                     (1,239)

NET CASH PROVIDED BY
(USED FOR) FINANCING ACTIVITIES                    59                          1,847                        (955)

At June 30, 2001, the Company's primary sources of liquidity were cash and cash equivalents of $5,770 thousand and a $3.0 million Accounts Receivable Purchase Agreement, of which there were no outstanding borrowings at June 30, 2001. Cash and cash equivalents were $5,770 thousand compared to $4,386 thousand at June 30, 2000 and represented year-over-year increases at June 30, 2001 and 2000 of 32% and 28%, respectively. Cash and cash equivalents were 39% of total assets at June 30, 2001 compared to 19% at June 30, 2000.

Working capital was $7,879 thousand at June 30, 2001, $13,335 thousand at June 30, 2000 and $7,959 thousand at June 30, 1999. Working capital decreased $5,456 thousand or 41% in 2001 and increased $5, 376 thousand or 68% in 2000, as compared to the prior corresponding period. The decrease in working capital in 2001, was primarily a result of operating losses, net of depreciation and amortization in excess of purchased assets. In contrast, the increase in working capital in 2000 was primarily due to operating income, depreciation and amortization in excess of purchased assets, and the proceeds from common stock exercises.

The Company's operating activities generated $1,827 thousand in cash during 2001, used cash of $355 thousand in 2000, and generated $2,662 thousand in 1999. The changes between years in cash flows from operating activities are principally due to changes in net income (loss) after adjustments for non-cash charges such as depreciation and changes in working capital amounts. Changes in accounts receivable balances are typically the most significant component of working capital and fluctuate relative to the timing and volume of the Company's revenues.

Net cash used for investing activities was $502 thousand, $530 thousand and $1,239 thousand in 2001, 2000, and 1999, respectively. The cash outflows for investing activities in 2001 and 2000 are due to capital purchases of computer equipment.

The Company's financing activities generated cash of $59 thousand in 2001, $1,847 thousand in 2000, and used cash of $955 thousand in 1999. The Company incurred positive cash flows from financing activities in 2001 and 2000 primarily as a result of common stock option exercises and employee stock purchases. Common stock option exercises were more significant in 2000, reflecting an increase in the Company's stock market price. Additionally, borrowings and other financial obligations resulted in a net cash outflow of $206 thousand in 2001, compared to a net cash inflow of $605 thousand in 2000.

LINES OF CREDIT
On March 28, 2001, the Company replaced its original accounts receivable purchase agreement with a new Accounts Receivable Purchase Agreement (the "Agreement" or "new Agreement") with Silicon Valley Bank (the "Bank"). Under this new Agreement, the Company may borrow up to $3 million through the Bank's discretionary purchases of accounts receivable. The Bank will pay up to 80% of the face value of each receivable with the balance, net of finance charges, payable to the Company following collection of the receivable. The costs of this Agreement include a finance charge equal to the Bank's prime rate of the average daily balance of receivables purchased and outstanding, a monthly administrative fee of 0.25% of the face amount of receivables purchased that month, and certain costs and expenses of the Bank in administering the facility. Additionally, the Company paid a non-refundable facility fee of $20,000 to the Bank upon execution of the new Agreement and issued warrants to purchase 40,000 shares of its common stock at any time within five years of the date of grant, at an exercise price of $1.56 per share. The receivables purchased by the Bank must be collected within 90 days (unless otherwise agreed by the Bank and the Company), must not be in dispute, and must conform to other eligibility requirements. The purchases are with full recourse against the Company, which has agreed to repurchase any non-conforming receivables subject to the Bank's ability to allow the substitution of conforming for non-conforming receivables. The Company's obligations under the Agreement are secured by a security interest in all of the Company's assets and intellectual property. Advances made to the Company are repayable in full upon demand in the event of default under the Agreement, including a material breach of any representation or warranty regarding the receivables purchased or the Company's insolvency. As of June 30, 2001, there were no outstanding borrowings under this Agreement.

The Company has amounts outstanding on an Equipment Financing Agreement (the "Equipment Agreement") with the Bank, which enabled the Company to borrow against recently acquired Company equipment and fixed assets through January 31, 2001, the date the agreement expired. The Equipment Agreement bears interest at the 36-month treasury rate plus 350 basis points as of the borrowing date, requires a commitment fee (and the reimbursement of bank expenses for certain costs of making and administering this facility) and a final payment equal to 6.5% of the value of the initial amount of each advance at the end of the financing period for that advance. Financial covenants under the Equipment Agreement require the Company to maintain certain liquidity ratios. Outstanding advances as of June 30, 2001 aggregated approximately $492,000 and are due through periods ended September 2003.

Under the terms of its office lease, the Company maintains a letter of credit under its line of credit with the Bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by the Company. The letter of credit required under the lease for fiscal year 2001 is $300,000, decreasing annually through fiscal year 2003 to $100,000. As of the date of this filing, the Company was not subject to any draw against this letter of credit by the landlord. The Company also maintains other customer related letters of credit issued by Silicon Valley Bank to support specific terms and conditions of customer orders. The aggregate of these customer related letters of credit total approximately $62,000 at June 30, 2001. The Company maintains minimum cash balances to secure its obligations under these letters of credit.

The Company has no significant commitments for capital expenditures at June 30, 2001. The Company believes that existing cash balances, cash flow from operations, the availability of credit under its credit facilities with the Bank and other potential sources of financing will support the Company's working capital requirements for the next twelve months.


ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company provides product-based solutions to a technology driven industry sector. Therefore, the Company's success is dependent in part upon factors beyond its control. This report contains forward-looking statements relating to the prospective operating results of the Company. The following are factors, in addition to those set forth in "Backlog", "Competition", "Proprietary Rights and Licenses", and "Selected Quarterly Financial Data", which could affect the Company's future operating results. These factors are intended to serve as a cautionary statement to statements that may be made, either verbally or in writing, including those in any other forward-looking statements made by or on behalf of the Company.

To date, a significant portion of the Company's revenue has been derived from relatively large financial commitments from a relatively small number of customers. The Company expects that in the future it will continue to be dependent upon a limited number of customers in any given period for a significant portion of its revenue. The Company's future success depends upon the continued demand by such customers for its products and services. There can be no assurances that revenues from customers that have accounted for significant revenues in past periods, individually, or as a group, will continue or will reach historical levels in the future. The Company's results of operations and financial condition could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellation of orders.

Revenue Growth and Economic Conditions. Developments in the telecommunications and Internet service provider markets, such as any adverse change in global economic conditions, significant industry consolidation, significant formation of alliances among network operators and service providers, and any adverse changes in the regulatory environment could materially affect the Company's existing or potential customers. These factors could reduce growth in the telecommunications and Internet service provider markets, or could cause the market value, financial results and prospects, as well as capital spending levels of providers in these markets to decline. These and other factors affecting these markets could reduce demand for the Company's product-based solutions.

Revenue Growth and Strategic Alliances. A key element of the Company's business strategy is to develop strategic alliances with leading companies that provide telecommunications services or that manufacture and market network equipment in order to expand the Company's distribution channels and provide additional exposure for the company's product offerings. There can be no assurance that the Company will be able to continue to increase the number of, or to expand, these types of relationships, in order to market its products effectively, particularly internationally, or that these alliances will themselves enable the Company to sell enough products, or that it will successfully develop other sales and marketing strategies.

Managing Growth. The Company's growth has placed significant demands on the Company's administrative, operational and financial personnel and systems. Additional expansion by the Company may further strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate, or that sufficient growth will be available to support continued growth of the Company's operations. If the Company is unable to respond to and manage changing business conditions, the quality of its products and services and its results of operations could be materially adversely affected.

Credit Risk. Trade receivables subject the Company to the potential for credit risk with customers in the telecommunication services industry and government sector. Additionally, certain of the Company's customers are often in the early stages of their development and their financial resources may be limited, which may adversely affect their ability to pay for the Company's product-based solutions. To reduce credit risk, the Company conducts ongoing evaluations of its customers and monitors their payment patterns. The Company maintains accounts receivable allowances to provide for potential credit losses. However, there can be no assurances that all customers will be able or willing to pay their obligations to the Company and when one or more customers become unable or unwilling, in whole or in part, to pay its obligations to the Company, the Company's cash flows and financial results have and could continue to be adversely affected.

International Sales. A substantial portion of the Company's revenues is derived from international sales and is therefore subject to the related risks, including the general economic conditions in each country, the overlap of different tax structures, the difficulty managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, and longer payment cycles. There can be no assurances that the Company will be able to successfully address each of these challenges in the near term.

Hiring and Retention of Employees. The Company's ability to successfully develop new, and enhance existing, products, to service its customers, and to remain competitive depends in large part on its ability to attract and retain highly qualified technical, sales and marketing and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to continue to attract and retain such personnel.

Accurate Estimates of Resources Necessary to Complete Fixed-Price Contracts. Sales of the Company's product based solutions are typically formalized in multiple element arrangements involving significant customization of the underlying software and services. The Company's failure to accurately estimate the resources required for a project or a failure to complete contractual obligations in a manner consistent with the project plan may result in lower than expected project margins or project losses, which would negatively impact operating results. On occasion, the Company has and may be required in the future to commit unanticipated additional resources to complete projects. Additionally, the Company may fix the price of an arrangement before the final requirements are finalized. As a result, project losses may occur that would have a negative impact on operating results.

Revenue Forecasting. Under generally accepted accounting principles, revenue may be deferred when significant elements required under a contract have not been completed, there are express conditions relating to product acceptance, there are deferred payment terms, or when collection is not considered probable. With these uncertainties the Company may not be able to accurately predict at what specific time revenues from any given contract will be recognized.

Uneven Revenue Patterns and Forecasting. Historically, the Company has generated a disproportionate amount of its operating revenues toward the end of each quarter, making precise predictions of quarterly revenues and earnings particularly difficult and resulting in risk of variance of actual results from those forecast at any time. In addition, the Company's operating results historically have varied from fiscal period to fiscal period; accordingly, the Company's financial results in any particular fiscal period are not necessarily indicative of results for future periods.

Market Consolidation. The North American communications industry has experienced significant consolidation. In the future, there may be fewer potential customers requiring operations support systems and related services, increasing the level of competition in the industry. In addition, larger, consolidated communication companies have strengthened their purchasing power, which could create pressure on the prices charged and the margins realized. These companies are also striving to streamline their operations by combining different communications systems and the related operations support systems into one system, reducing the number of vendors needed. The Company may lose customers as a result of industry consolidation, which may have a material adverse effect on the Company's business, financial condition and results of operations.

Recent Events. Consequences attributable to the events that took place in New York City and Washington, D.C. on September 11, 2001 could cause actual results to differ from expectations, and the effects of these events on consumer demand, the financial markets, product supply and distribution and other conditions increase the uncertainty inherent in any forward-looking statements.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The Company's Financial Statements, together with the independent accountants' reports thereon, appear at pages F-1 through F-19 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           DIRECTORS
           The information concerning Directors of the Company required by Item 10 will be contained in the Company's 2001 Proxy Statement under the heading "Election of Directors," and is incorporated herein by reference.

           EXECUTIVE OFFICERS
           The information concerning executive officers of the Company required by Item 10 is set forth in Item 1 hereof under the heading "Executive Officers".


ITEM 11.   EXECUTIVE COMPENSATION

           The information called for by Item 11 is incorporated by reference to Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information called for by Item 12 is incorporated by reference to Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information called for by Item 13 is incorporated by reference to Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)     INDEX TO FINANCIAL STATEMENTS

           The following Financial Statements of the Registrant are filed as part of this report:

                                                                         Page

Report of Independent Auditors............................................F-2

Balance Sheets as of June 30, 2001 and 2000...............................F-3

Statements of Operations for the years ended June 30,
           2001, 2000 and 1999............................................F-4

Statements of Stockholders' Equity for the years
           ended June 30, 2001, 2000 and 1999.............................F-5

Statements of Cash Flows for the years ended June 30,
           2001, 2000 and 1999............................................F-6

Notes to Financial Statements.............................................F-7



(a)(2)     FINANCIAL STATEMENT SCHEDULES

           Except for the schedule listed below, all other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

           Schedule II - Valuation and Qualifying Accounts                   S-1

(a)(3)              EXHIBITS

           3.5                       (A)  Articles of Amendment and Restatement dated August 19, 1996.
           3.6                       (A)  By-laws of the Company as amended to date.
           4.1                       (A)  Form of Specimen of Common Stock Certificate.
           10.13                    *(B)  Form of Non-Qualified Stock Option Grant Agreement (certain executive officers - fiscal
                                          1997)
           10.14                    *(B)  Form of Non-Qualified Stock Option Grant Agreement (certain executive officers - fiscal
                                          1997)
           10.16                     (B)  Lease Between Principal Mutual Life Insurance Company and the Company as Tenant dated
                                          August 6, 1996
           10.22                    *(C)  Amended and Restated Omnibus Stock Plan
           10.23                    *(C)  Amended and Restated Omnibus Stock Plan for Directors
           10.24                    *(D)  Employment Agreement dated as of October 1, 1998 between the Company and T. Russotto
           10.25                    *(D)  Non-Qualified Stock Option Grant Agreement dated March 23, 1999 between the Company and
                                          T. Russotto.
           10.26                    *(D)  Incentive Stock Option Grant Agreement dated March 4, 1999 between the Company and
                                          J. Eckler.
           10.27                    *(E)  Employment Agreement dated as of October 7, 1999 between the Company and J. Eckler
           10.28                    *(F)  Amended and Restated Omnibus Stock Plan
           10.29                    *(H)  Amended and Restated Omnibus Stock Plan for Directors
           10.30                    *(G)  Amendment to Employment Agreement dated as of March 31, 2000 between the Company and
                                          J. Eckler
           10.33                    *(H)  Employment Agreement dated as of  October 1, 1999 between the Company and S. Joseph Dorr
           10.34                    *(H)  Non-Qualified Stock Option Grant Agreement dated August 24, 1999 between the Company and
                                          S. Joseph Dorr
           10.35                  *( I )  2000 Stock Option Plan for Directors
           23                      ( J )  Consent of Ernst & Young LLP, independent auditors

          --------------------------------------------------------------------------------------------------------------------------

                                   ( A )  Incorporated by reference to the identically numbered exhibit filed as an exhibit to the
                                          Company's Registration Statement on Form S-1, File No. 333-25439

                                   ( B )  Incorporated by reference to the identically numbered exhibit filed as an exhibit to the


                                          Company's Form 10-K, filed October 1, 1997.

                                   ( C )  Incorporated by reference to the Company's Proxy Statement, dated October 21, 1997.

                                   ( D )  Incorporated by reference to the identically numbered exhibit filed as an exhibit to the
                                          Company's Form 10-K, filed September 28, 1999.

                                   ( E )  Incorporated by reference to the identically numbered exhibit filed as an exhibit to the
                                          Company's Form 10-Q, filed November 15, 1999

                                   ( F )  Incorporated by reference to the Company's Proxy Statement, dated October 18, 1999.

                                   ( G )  Incorporated by reference to exhibit 10.3 filed as an exhibit to the Company's Form 10-Q, filed May 2, 2000.

                                   ( H )  Incorporated by reference to the identically numbered exhibit filed as an exhibit to the
                                          Company's Form 10-K, filed September 28, 2000.

                                   ( I ) Incorporated by reference to the Company's Proxy Statement, dated October 17, 2000.


                                       * Management contract or compensatory plan or amendment required to be filed as an exhibit.

(b)        REPORTS ON FORM 8-K and 8-K/A

None

 SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ACE*COMM CORPORATION

                                      By: /s/George T. Jimenez
                                          -------------------------------------
                                          George T. Jimenez
                                          Chief Executive Officer

                                      Date:  September 24,  2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      NAME                                   TITLE                                                          DATE
      ----                                   -----                                                          ----
      /s/George T. Jimenez                   Chief Executive Officer                                        September 24, 2001
      --------------------                   and Chairman of the Board
      (George T. Jimenez)


      /s/James K. Eckler                     Executive Vice President of Finance and Administration         September 24, 2001
      ------------------                     (Principal Financial Officer and Principal
      (James K. Eckler)                      Accounting Officer)


      /s/Paul G. Casner, Jr.                 Director                                                       September 24, 2001
      ----------------------
      (Paul G. Casner, Jr.)


      /s/Gilbert A. Wetzel                   Director                                                       September 24, 2001
      --------------------
      (Gilbert A. Wetzel)


      /s/William R. Newlin                   Director                                                       September 24, 2001
       -------------------
      (William R. Newlin)


      /s/Harry M. Linowes                    Director                                                       September 24, 2001
      -------------------
      (Harry M. Linowes)

                              ACE*COMM CORPORATION

INDEX TO FINANCIAL STATEMENTS

        The following Financial Statements of the Registrant are filed as part of this report:

                                                                        Page

Report of Independent Auditors..........................................F-2

Balance Sheets as of June 30, 2001 and 2000.............................F-3

Statements of Operations for the years ended June 30,
           2001, 2000 and 1999..........................................F-4

Statements of Stockholders' Equity for the years
           ended June 30, 2001, 2000 and 1999...........................F-5

Statements of Cash Flows for the years ended June 30,
           2001, 2000 and 1999..........................................F-6

Notes to Financial Statements...........................................F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of ACE*COMM Corporation

We have audited the accompanying balance sheets of ACE*COMM Corporation as of June 30, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ACE*COMM Corporation at June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                     Ernst & Young LLP

McLean, VA
August 10, 2001

                              ACE*COMM CORPORATION
                                 BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                JUNE 30,
                                                                         ----------------------
                                                                           2001          2000
                                                                         --------      --------
               ASSETS

Current assets:
  Cash and cash equivalents                                              $  5,770      $  4,386
  Accounts receivable, net                                                  4,603        11,818
  Inventories, net                                                          1,360         1,869
  Prepaid expenses and other                                                  509           531
                                                                         --------      --------
     Total current assets                                                  12,242        18,604
Property and equipment, net                                                 2,489         3,190
Capitalized software development costs, net                                   184           738
Other assets                                                                   28           253
                                                                         --------      --------
     Total assets                                                        $ 14,943      $ 22,785
                                                                         ========      ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Borrowings                                                             $    299      $    280
  Accounts payable                                                            239         1,538
  Accrued expenses                                                            623           414
  Accrued compensation                                                      1,701         2,267
  Deferred revenue                                                          1,501           770
                                                                         --------      --------
     Total current liabilities                                              4,363         5,269
  Noncurrent borrowings                                                       221           446
  Other noncurrent liabilities                                                102           151
                                                                         --------      --------
     Total liabilities                                                      4,686         5,866
                                                                         --------      --------

Commitments and contingencies ( Note 12 )

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized, none
      issued and outstanding                                                    -             -
  Common stock, $.01 par value, 45,000,000 shares authorized,
      9,264,112 and 9,180,638 shares issued and outstanding                    93            92
  Additional paid-in capital                                               21,400        21,136
  Accumulated deficit                                                     (11,236)       (4,309)
                                                                         --------      --------
     Total stockholders' equity                                            10,257        16,919
                                                                         --------      --------

     Total liabilities and stockholders' equity                          $ 14,943      $ 22,785
                                                                         ========      ========






   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEARS ENDED JUNE 30,
                                                          -------------------------------------

                                                            2001          2000          1999
                                                          --------      --------      --------

Revenue                                                   $ 24,179      $ 33,766      $ 29,657
Cost of revenue                                             13,335        14,353        13,765
                                                          --------      --------      --------

Gross profit                                                10,844        19,413        15,892

Selling, general and administrative expense                 15,345        15,184        13,046
Research and development expense                             1,650         2,263         1,562
Provision for doubtful accounts                                812          (200)          812
                                                          --------      --------      --------

(Loss) income from operations                               (6,963)        2,166           472

Interest income                                               (232)         (143)         (185)
Interest expense                                               196            90            39
                                                          --------      --------      --------

(Loss) income before income tax provision                   (6,927)        2,219           618
Income tax provision                                            --            21            --
                                                          --------      --------      --------

Net (loss) income                                         $ (6,927)     $  2,198      $    618
                                                          ========      ========      ========


Basic net (loss) income per share                         $  (0.75)     $   0.24      $   0.07
                                                          ========      ========      ========

Diluted net (loss) income per share                       $  (0.75)     $   0.23      $   0.07
                                                          ========      ========      ========

Shares used in computing net (loss) income per share:

    Basic                                                    9,230         8,994         8,838
                                                          ========      ========      ========

    Diluted                                                  9,230         9,587         8,931
                                                          ========      ========      ========



   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                        COMMON STOCK
                                                    -------------------
                                                                          ADDITIONAL
                                                                           PAID-IN     (ACCUMULATED
                                                    SHARES    PAR VALUE    CAPITAL        DEFICIT)      TOTAL
                                                    ------    ---------   ----------   ------------    --------

Balance, June 30, 1998                               8,807       $88       $19,822        $ (7,125)    $ 12,785
   Exercise of common stock options                     66         1            64              --           65
   Employee stock purchase plan                          4                      11                           11
   Net income for the year ended June 30, 1999           -         -             -             618          618
                                                     -----       ---       -------        --------     --------
Balance, June 30, 1999                               8,877        89        19,897          (6,507)      13,479
   Exercise of common stock options                    288         3         1,185               -        1,188
   Employee stock purchase plan                         16         -            54               -           54
   Net income for the year ended June 30, 2000           -         -             -           2,198        2,198
                                                     -----       ---       -------        --------     --------
Balance, June 30, 2000                               9,181        92        21,136          (4,309)      16,919
   Exercise of common stock options                     36         -           158               -          158
   Employee stock purchase plan                         47         1           106               -          107
   Net loss for the year ended June 30, 2001             -         -             -          (6,927)      (6,927)
                                                     -----       ---       -------        --------     --------
Balance, June 30, 2001                               9,264       $93       $21,400        $(11,236)    $ 10,257
                                                     =====       ===       =======        ========     ========



   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             YEARS ENDED JUNE 30,
                                                                                    -------------------------------------
                                                                                      2001          2000           1999
                                                                                    -------        -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                   $(6,927)       $ 2,198        $   618
Adjustments to reconcile net (loss) income to net cash provided by (used for)
     operating activities:
             Depreciation and amortization                                            1,752          2,128          2,243
             Provision for doubtful accounts                                            812           (200)           812
             Loss of disposal of property and equipment                                  12              -              -
Changes in operating assets and liabilities:
             Accounts receivable                                                      6,403         (5,071)         2,626
             Inventories, net                                                           509            283          1,080
             Notes receivable                                                             -            516            619
             Prepaid expenses and other assets                                          240           (250)           221
             Accounts payable                                                        (1,299)            21           (493)
             Accrued liabilities                                                       (357)          (304)        (3,341)
             Deferred revenue                                                           731            324         (1,723)
             Other liabilities                                                          (49)             -              -
                                                                                    -------        -------        -------
Net cash provided by (used for) operating activities                                  1,827           (355)         2,662
                                                                                    -------        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                    (502)          (530)          (624)
Additions to capitalized software development costs                                       -              -           (615)
                                                                                    -------        -------        -------
Net cash used for investing activities                                                 (502)          (530)        (1,239)
                                                                                    -------        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in line of credit                                                            -              -           (100)
Borrowings                                                                               91          2,142              -
Payments on debt                                                                       (236)        (1,481)          (883)
Principal payments under capital lease obligation                                       (61)           (56)           (48)
Proceeds from exercise of common stock options                                          158          1,188             65
Proceeds from employee stock purchase plan                                              107             54             11
                                                                                    -------        -------        -------
Net cash provided by (used for) financing activities                                     59          1,847           (955)
                                                                                    -------        -------        -------
Net increase in cash and cash equivalents                                             1,384            962            468
Cash and cash equivalents at beginning of year                                        4,386          3,424          2,956
                                                                                    -------        -------        -------
Cash and cash equivalents at end of year                                            $ 5,770        $ 4,386        $ 3,424
                                                                                    =======        =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
       Interest                                                                     $   195        $    90        $    39
       Income taxes                                                                 $     9        $    95        $     -




   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

ACE*COMM Corporation (the "Company"), incorporated in Maryland in 1983, delivers enterprise telemanagement applications and advanced Convergent Mediation(TM) solutions to wired and wireless voice, data, and Internet communications providers. The Company's technology enables the capture, security, validation, correlation, augmentation, and warehousing of data from network elements and distributes it in appropriate formats to OSS ("Operations Support Systems") and BSS ("Business Support Systems") operations. The Company's product-based solutions are tailored to each customer's needs, providing the capabilities to extract knowledge from their networks--knowledge they use to reduce costs, accelerate time-to-market for new products and services, generate new sources of revenue, and push forward with next-generation initiatives.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying financial statements include: management's forecasts of contract costs and progress toward completion, which are used to determine revenue recognition under the percentage-of-completion method; estimates of allowances for doubtful accounts receivable and inventory obsolescence; tax valuation allowances; and estimates of the net realizable value of capitalized software development costs.

REVENUE RECOGNITION

The Company derives revenues primarily from product-based solutions, where a combination of hardware, proprietary software, and services are offered to customers. These product-based solutions are typically formalized in a multiple element arrangement involving significant modification or customization of the underlying software and implementation services. The Company's software licenses to end-users generally provide for an initial license fee to use the product in perpetuity. Under certain contracts, the Company licenses its software to resellers for subsequent modification and resale. In situations when the Company's product-based solutions involve significant modification or customization of software, or when the Company's systems integration and product development are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. The hardware revenue on these contracts is recognized upon transfer of title. Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis.

In limited instances, the Company enters into a multiple element arrangement that does not involve significant modification or customization of the related software. In these limited instances, the Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition," and allocates revenue to each element of the arrangement based on objective evidence of the element's fair value based on internal price listings developed by the Company. Revenue is recognized upon delivery (i.e., transfer of title), when a signed agreement exists, the fee is fixed and determinable, and collection of the resulting receivable is probable.

While the Company occasionally sells unbundled services, most of the Company's services are delivered in conjunction with the Company's product-based solutions. Revenue from technical customer support and maintenance services is recognized ratably over the term of the related agreement, generally one year. Revenue from consulting services is recognized on a time and material basis, as the services are performed. Revenue from outsourcing or service bureau services is recognized on a per-unit-of-volume basis as the services are performed.

Revenue related to obligations to provide post contract customer support is unbundled from the license and recognized ratably over the term of the agreement.

Payments received for revenues not yet recognized are reflected as deferred revenue in the accompanying balance sheets. Revenue recognized prior to the scheduled billing date of an item is reflected as unbilled accounts receivable.

CASH AND CASH EQUIVALENTS

The Company considers all investments with an original maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories consist principally of purchased materials to be used in the production of finished goods and are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows: equipment and vehicles - 7 years; computer equipment -3 to 7 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the improvements' estimated useful lives or related remaining lease terms. Maintenance and repair costs are charged to current earnings. Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances indicate the carrying value of an asset may not be recoverable.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company owns certain proprietary rights to computer software systems that the Company has either developed or purchased and licensed to customers. Purchased computer software and the related copyrights are capitalized at their costs.

Research and development costs are expensed as incurred. However, the Company capitalizes computer software development costs incurred after technological feasibility of a product is established through the time when the product is available for release to customers. Capitalized software and purchased technology costs are amortized on a product-by-product basis based on the greater of the ratio of current sales to estimated total future sales or a straight-line basis over the remaining estimated economic life of the product, not exceeding 3 years. The Company periodically evaluates its capitalized software costs for recoverability against anticipated future revenues, and writes down or writes off capitalized software costs if recoverability is in question.

EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net
(loss) income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance reduces deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

RECLASSIFICATIONS

Certain prior year information has been reclassified to conform to the current year's presentation.

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


NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

                                                                         JUNE 30,
                                                         ---------------------------------------
                                                           2001                          2000
                                                         ---------                    ----------

Billed                                                    $3,670                       $ 8,823
Unbilled                                                   1,430                         3,464
Allowance for doubtful accounts                             (497)                         (469)
                                                         ---------                    ----------
                                                          $4,603                       $11,818
                                                         =========                    ==========

Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. The Company recorded a provision for doubtful accounts of $812,000, credited the allowance for recoveries of $13,000, and wrote-off $797,000 in uncollected accounts during the year ended June 30, 2001. The Company reduced its provision for doubtful accounts by $200,000, credited the allowance for recoveries of $152,000, and wrote-off $350,000 during the year ended June 30, 2000. During the year ended June 30, 1999, the Company increased its provision for doubtful accounts by $812,000, credited recoveries of $392,000 to the allowance, and wrote-off $2,802,000 in uncollected accounts.

NOTE 4 - INVENTORIES

Inventories consist of the following (in thousands):

                                                    JUNE 30,
                                           ---------------------------
                                              2001             2000
                                           ----------       ----------

Inventories                                  $1,564           $2,056
Allowance for obsolescence                     (204)            (187)
                                           ----------       ----------
                                             $1,360           $1,869
                                           ==========       ==========

Inventory write-offs during the years ended June 30, 2001, 2000 and 1999 were $438,000, $304,000 and $220,000, respectively.


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                     JUNE 30,
                                                            --------------------------
                                                               2001            2000
                                                            ----------       ---------

Computer equipment                                           $ 6,090          $ 5,660
Office equipment                                                 866              840
Leasehold improvements                                           462              462
                                                            ----------        ---------
                                                               7,418            6,962
Less accumulated depreciation and amortization                (4,929)          (3,772)
                                                            ----------        ---------
                                                             $ 2,489          $ 3,190
                                                            ==========        =========

Depreciation expense of property and equipment amounted to $1,191,000, $1,119,000 and $914,000 during the years ended June 30, 2001, 2000 and 1999, respectively. As of June 30, 2001 and 2000, leasehold improvements include a capitalized lease in the amount of $246,000 and accumulated depreciation of $223,000 and $169,000, respectively.


NOTE 6 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs consist of the following (in thousands):

                                                        JUNE 30,
                                              ---------------------------
                                                 2001             2000
                                              -----------      ----------

Capitalized software development costs          $ 7,897          $ 7,897
Less accumulated amortization                    (7,713)          (7,159)
                                              -----------      ----------
                                                $   184          $   738
                                              ===========      ==========

Amortization expense of capitalized software amounted to $554,000, $1,009,000 and $1,329,000 during the years ended June 30, 2001, 2000 and 1999, respectively.

NOTE 7 - BORROWINGS

The Company's borrowings consist of the following (in thousands):

                                                                                             JUNE 30,
                                                                                       -------------------
                                                                                        2001         2000
                                                                                       ------       ------
Capital lease obligation for the use of an office telephone system, principal plus interest (from 10.03% to 13.75%), due in monthly installments through
      November 2001                                                                    $  28        $  88

Advances from equipment financing agreement with Silicon Valley Bank, principal plus interest (from 9.28% to 9.98%) due in monthly installments through
      September 2003                                                                     492          638
                                                                                       -----        -----

Total borrowings                                                                         520          726

Less current portion                                                                    (299)        (280)
                                                                                       -----        -----

Noncurrent portion                                                                     $ 221        $ 446
                                                                                       =====        =====

Annual maturities of noncurrent borrowings are $209,000 and $12,000 during the years ended June 30, 2003 and 2004, respectively.

LINES OF CREDIT

As of June 30, 2001, the Company had an Accounts Receivable Purchase Agreement with Silicon Valley Bank (the "Bank"). Under this agreement, the Company may borrow up to $3 million through the Bank's discretionary purchases of accounts receivable. The Bank will pay up to 80% of the face value of each receivable with the balance, net of finance charges, payable to the Company following collection of the receivable. The costs of this Agreement include a finance charge equal to the Bank's prime rate charged on the average daily balance of receivables purchased and outstanding, a monthly administrative fee of 0.25% of the face amount of receivables purchased that month, and certain costs and expenses of the Bank in administering the facility. This agreement was effective on March 28, 2001, and replaced a different accounts receivable purchase agreement with the Bank. The receivables purchased by the Bank must be collected within 90 days (unless otherwise agreed by the Bank and the Company), must not be in dispute, and must conform to other eligibility requirements. The purchases are with full recourse against the Company, which has agreed to repurchase any non-conforming receivable subject to the Bank's ability to allow the substitution of conforming for non-conforming receivables. The Company's obligations under the Agreement are secured by a security interest in all of the Company's assets and intellectual property. Advances made to the Company are payable in full upon demand in the event of default under the Agreement, including a material breach of any representation or warranty regarding the receivables purchased or the Company's insolvency. As of June 30, 2001, there were no outstanding borrowings under this Agreement.

The Company has amounts outstanding on an Equipment Financing Agreement (the "Equipment Agreement") with the Bank, which enabled the Company to borrow against recently acquired Company equipment and fixed assets through January 31, 2001, the date the agreement expired. The Equipment Agreement bears interest at the 36-month treasury rate plus 350 basis points as of the borrowing date, requires a commitment fee (and the reimbursement of bank expenses for certain costs of making and administering this facility) and a final payment equal to 6.5% of the value of the initial amount of each advance at the end of the financing period for that advance. Financial covenants under the Equipment Agreement require the Company to maintain certain liquidity ratios. Outstanding advances as of June 30, 2001, aggregated approximately $492,000 and are due through periods ended September 2003.

NOTE 8 - RETIREMENT PLAN

The Company has a 401(k) plan available to employees the first full month after commencement of their employment, provided they are at least 21 years of age. The Company may make contributions to the plan at its discretion. Contributions expensed by the Company during the years ended June 30, 2001, 2000, and 1999, were approximately $141,000, $111,000 and $110,000, respectively.

NOTE 9 - INCOME TAXES

The primary components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

                                                            JUNE 30,
                                                    -----------------------
                                                      2001           2000
                                                    --------        -------
Tax assets:
     Allowance for doubtful accounts                $    189        $   178
     Inventories                                         245            237
     Accrued expenses                                    476            501
     Net operating loss carryforwards                  9,055          7,513
     Tax credit carryforwards                            256            266
     Other                                                13             33
                                                    --------        -------
               Gross deferred tax assets              10,234          8,728
                                                    --------        -------

Tax liabilities:
     Income on contracts                                (544)        (1,315)
     Software costs                                      (70)          (280)
     Depreciation                                       (248)          (347)
                                                    --------        -------
               Gross deferred tax liabilities           (862)        (1,942)
                                                    --------        -------
          Net deferred tax asset                       9,372          6,786
     Valuation allowance                              (9,372)        (6,786)
                                                    --------        -------
     Net deferred tax                               $      -        $     -
                                                    ========        =======

At June 30, 2001, the Company had net operating loss carryforwards available to offset future taxable income of approximately $23.9 million, which expire from 2006 through 2021. As of June 30, 2001, the Company also had a general business credit carryforward of approximately $242,000 available to reduce future tax liabilities through 2006. In addition, the Company also had alternative minimum tax credits of approximately $15,000 available to offset future tax liabilities. These tax credits do not expire.

Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Based on historical net operating losses and no assurance that the Company will generate any earnings or any specific level of earnings in future years, the Company established a valuation allowance on the net deferred assets at June 30, 2001 and 2000. Approximately $5.2 million of the valuation allowance as of both June 30, 2001 and 2000, resulted from the tax benefit of non-qualified stock options that is included within the deferred tax benefit related to net operating loss carryforwards. When the related valuation allowance is released, the tax benefit will be credited directly to equity.

The provision for income taxes for 2000 related to current state income taxes. In 2001, 2000, and 1999, the Company paid income taxes of $9,000, $95,000 and $0, respectively.

The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision recorded for each year are as follows (in thousands):

                                                               YEARS ENDED JUNE 30,
                                                       ------------------------------------
                                                        2001           2000           1999
                                                       -------        -------        ------

Income tax (benefit) provision at statutory rate       $(2,355)       $   849        $ 210
State income taxes net of Federal benefit                 (266)            89           30
Nondeductible expenses                                      71             62           47
Foreign taxes                                                -             53           53
Change in valuation allowance                            2,550         (1,032)        (340)
                                                       -------        -------        -----
     Actual (benefit) provision                        $     -        $    21        $   -
                                                       =======        =======        =====

NOTE 10 - STOCKHOLDERS' EQUITY

Employee Stock Purchase Plan

In 1999, the Company adopted an Employee Stock Purchase Plan (the "Plan") to provide a method whereby all employees have an opportunity to acquire a proprietary interest in the Company through the purchase of shares of common stock. The Plan is implemented through common stock offerings in consecutive offering periods, each constituting a calendar quarter. The option price of the common stock, purchased with payroll deductions made during an offering period, is the lower of 85% of the closing price of the common stock on the first eligible trading day of an offering period or 85% of the closing price of the common stock on the last eligible trading day of an offering period. The maximum number of shares of common stock, which may be issued under the Plan, is 240,000 shares. The Company issued 47,924, 15,936, and 4,276 shares of common stock under the plan in 2001, 2000, and 1999, respectively.

Stock Options

AMENDED AND RESTATED OMNIBUS STOCK PLAN ("OMNIBUS PLAN")

In connection with the Shareholder-approved Omnibus Plan, the Company has reserved 4,200,000 shares of Common Stock to grant nonqualified and incentive stock options to officers and employees. The exercise price of each option granted under the Omnibus Plan is determined by the Compensation Committee, and is limited to a minimum of the fair market value of the Company's Common Stock on the date of grant. The Omnibus Plan also provides for the issuance of restricted or unrestricted stock, stock appreciation rights and phantom stock options. The Company may grant options under the Omnibus Plan until September 2009.

The terms of option grants and issuances of restricted stock, stock appreciation rights and phantom stock options, including vesting and exerciseability, are determined by the Compensation Committee of the Board of Directors. Options and phantom stock options granted to date vest either immediately or over a period of one to eight years from the date of grant, subject to accelerated vesting in certain events such as a change of control, and expire upon the earlier of the employee's termination or five or ten years from the date of grant. Certain options and phantom stock options granted in 2000 and 1999 are further subject to accelerated vesting based on achievement of certain pre-determined performance goals. During the year ended June 30, 2001, the Company did not grant any performance-based options. Options and phantom stock options become exercisable immediately upon vesting or within three years from the date of grant. As of June 30, 2001, 2000, and 1999, there were outstanding phantom stock options totaling 7,882, 7,082, and 10,082, respectively, and no restricted stock or stock appreciation rights had been granted. Compensation cost associated with the 2001, 2000, and 1999 phantom stock options was immaterial.

In July 1998, the Company re-priced 122,984 options and phantom stock options with original exercise and base unit prices of $12.00 to the $5.00 fair market value on the date of re-pricing.

STOCK OPTION PLANS FOR DIRECTORS ("DIRECTORS' PLANS")

The Shareholder-approved Directors' Plans provide for the Company to grant qualified stock options to non-employee members of the Company's Board of Directors. The exercise price of each option granted under the Directors' Plans is limited to a minimum of the fair market value of the Company's Common Stock on the date of grant.

As of June 30, 2000, the Company had 200,000 shares of Common Stock reserved for granting under its Amended and Restated Stock Option Plan for Directors, which expired in July 2000. In November 2000, 200,000 shares of Common Stock were approved for grants to be made through October 1, 2010, under the Company's 2000 Stock Option Plan for Directors. As of June 30, 2001, 179,000 shares remained available for granting under the 2000 Stock Option Plan for Directors.

Options granted to directors through June 30, 1997, vest 4,500 shares each year from the date of grant. Options granted subsequent to June 30, 1997, vest 3,000 shares each year from the date of grant. Options granted to Directors starting in November 2000 vest 3,000 shares each year (4,000 shares in the case of the Chairman of the Audit Committee) from the date of grant. Options become exercisable immediately upon vesting. Options granted under the Directors' Plans generally expire five years from the date of grant.

Information relating to all the plans is summarized as follows:

                                                             OMNIBUS PLAN                             DIRECTORS' PLAN
                                                  ------------------------------------    --------------------------------------
                                                    NUMBER OF         WEIGHTED AVG.           NUMBER OF           WEIGHTED AVG.
                                                     SHARES            SHARE PRICE             SHARES              SHARE PRICE
                                                  --------------     -----------------    -----------------     ----------------
Outstanding Options at June 30, 1998                 1,110,782              $7.10                 31,500              $10.00

Granted                                                795,259               3.47                 15,000                4.39
Exercised                                              (66,283)              0.97                      -                   -
Expired                                               (393,687)              8.07                      -                   -
                                                  --------------     -----------------    -----------------     ----------------
Outstanding Options at June 30, 1999                 1,446,071               5.12                 46,500                8.19

Granted                                                765,685               4.49                 52,000                9.75
Exercised                                             (287,074)              4.14                      -                   -
Expired                                               (171,218)              4.93                      -                   -
                                                  --------------     -----------------    -----------------     ----------------
Outstanding Options at June 30, 2000                 1,753,464               5.02                 98,500                9.01

Granted                                                457,488               3.48                 21,000                3.84
Exercised                                              (26,550)              5.42                 (9,000)               1.55
Expired                                               (483,310)              4.36                      -                   -
                                                  --------------     -----------------    -----------------     ----------------
Outstanding Options at June 30, 2001                 1,701,092               4.79                110,500                8.19
                                                  ==============     =================    =================     ================

Options exercisable at June 30, 1999                   576,579              $6.35                 25,500              $ 8.24
                                                  ==============     =================    =================     ================
Options exercisable at June 30, 2000                   522,814              $6.40                 37,500              $ 8.20
                                                  ==============     =================    =================     ================
Options exercisable at June 30, 2001                   694,151              $5.49                 51,836              $ 9.19
                                                  ==============     =================    =================     ================
Options available for granting                         778,964                                   179,000
                                                  ==============                          =================



The following table summarizes information about stock options outstanding at June 30, 2001:

                         OPTIONS OUTSTANDING                                                          OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------------  -----------------------------------------

                                                    Weighted-
                                                     Average
                                Number              Remaining             Weighted-              Number               Weighted-
       Range of              Outstanding           Contractual             Average             Exercisable             Average
    Exercise Prices        at June 30, 2001        Life (yrs)          Exercise Price       at June 30, 2001       Exercise Price
------------------------ --------------------- --------------------  --------------------  --------------------  -------------------

$1.79-$3.55                        597,018             8.6                  $ 2.19                 218,068              $ 2.34
$3.56-$5.33                        451,120             7.7                    4.12                 123,769                4.45
$5.34-$7.10                        569,319             5.6                    6.74                 308,318                6.75
$7.11-$17.75                       194,135             5.5                   10.60                  95,832               11.96
                         ---------------------                                             --------------------
                                 1,811,592                                                         745,987
                         =====================                                             ====================

FINANCIAL ACCOUNTING STANDARD DISCLOSURES NO. 123

The Company measures compensation expense for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company recorded no compensation cost associated with stock options in 2001, 2000 and 1999.

For the purposes of the pro forma amounts shown below, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model. The weighted-average assumptions included in the Company's fair value calculations are as follows:

                                                               2001                     2000                   1999
                                                        --------------------     -------------------     -----------------

Expected life (years)                                          3-8                      3-8                    3-8
Risk-free interest rate                                        5-6 %                    5-6 %                  5-6 %
Expected volatility                                            123 %                    149 %                  123 %
Dividend yield                                                   0 %                      0 %                    0 %

The weighted average fair value of stock options granted under the stock option plans during the years ended June 30, 2001, 2000 and 1999 was $2.23, $4.68, and $2.91, respectively. If the Company determined compensation costs for these plans based on the fair value of stock options in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), the Company's net loss and loss per share would have been:

(Amounts in thousands except per share amounts)
                                                               2001                     2000                     1999
                                                        --------------------     --------------------     -------------------
Pro-forma amounts
  Net loss                                                    $8,832                    $235                    $1,010
                                                        ====================     ====================     ===================
  Basic loss per share                                         $0.96                    $0.03                   $0.11
                                                        ====================     ====================     ===================
  Diluted loss per share                                       $0.96                    $0.03                   $0.11
                                                        ====================     ====================     ===================

NOTE 11 - EARNINGS PER SHARE
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following is a reconciliation of the numerators and denominators of basic net (loss) income per common share ("Basic EPS") and diluted net (loss) income per common share ("Diluted EPS"):

                                                                                          YEARS ENDED JUNE 30,
                                                                         -------------------------------------------------------
                                                                              2001                2000                1999
                                                                         ---------------     ---------------     ---------------
BASIC EPS:
(Loss) income (numerator):
    Net (loss) income available to common shareholders                   $       (6,927)     $        2,198      $          618
                                                                         ===============     ===============     ===============
Shares (denominator):
     Weighted average common shares                                               9,230               8,994               8,838
                                                                         ===============     ===============     ===============
Basic EPS                                                                $        (0.75)     $         0.24      $         0.07
                                                                         ===============     ===============     ===============

DILUTED EPS:
(Loss) income (numerator):
    Net (loss) income available to common stockholders                   $       (6,927)     $        2,198      $          618
                                                                         ===============     ===============     ===============
Shares (denominator):
     Weighted average common shares                                               9,230               8,994               8,838
     Stock options*                                                                   -                 593                  93
                                                                         ---------------     ---------------     ---------------
     Total weighted shares and equivalents                                        9,230               9,587               8,931
                                                                         ===============     ===============     ===============
Diluted EPS                                                              $        (0.75)     $         0.23      $         0.07
                                                                         ===============     ===============     ===============

        * Due to the loss incurred during the year ended June 30, 2001, zero incremental shares related to stock options are included in the calculation of Diluted EPS because the effect would be antidilutive.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company has a $300,000 letter of credit arrangement with the Bank, which guarantees the Company's performance to its landlord. The letter of credit is secured by restricted cash equivalents maintained at the Bank; the requirement decreases annually through 2003 to $100,000.

The Company leases office space under non-cancelable operating leases. Lease terms range from two to seven years and include renewal options for additional periods. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Additionally, the Company leases equipment under operating leases that, in the aggregate, are not significant.

The Company is committed for the payment of minimum rentals under operating lease agreements through the year 2006 in the following amounts (in thousands):

     YEAR ENDING JUNE 30,                             AMOUNT
--------------------------------                --------------------
             2002                                  $        954
             2003
                                                            788
             2004
                                                            327
             2005                                             -
             2006                                             -
                                                --------------------
                                                   $      2,069
                                                ====================

The total rental expense under operating leases was $1,058,000, $956,000 and $868,000 for the years ended June 30, 2001, 2000, and 1999, respectively.


NOTE 13 - BUSINESS AND CREDIT CONCENTRATIONS

The Company sells its products worldwide from its headquarters in Gaithersburg, Maryland. The following is a breakdown of the Company's revenue by geographic area (in thousands):

                                                            ------------     -----------     ----------
                                                                2001             2000           1999
                                                            ------------     -----------     ----------

U.S.                                                           $14,792          $24,016        $17,519
Canada and Mexico                                                1,199            5,089          1,670
Asia                                                               587            2,063          7,971
Europe: Germany                                                  5,545              373              -
Europe:  Other                                                     656              314            999
South America                                                      249              618            222
Africa and Middle East                                           1,151            1,293          1,276
                                                            ------------     -----------     ----------
     Total revenue                                             $24,179          $33,766        $29,657
                                                            ============     ===========     ==========

During the year ended June 30, 2001, one customer comprised 23% of total revenue. Another customer comprised 14%, 11%, and 10% of the Company's total revenues during the years ended June 30, 2001, 2000, and 1999, respectively. During the year ended June 30, 1999, sales to three customers representing one end-user in Asia comprised approximately 14% of total revenue, and another customer accounted for approximately 12% of total revenue.

In addition, five customers represented approximately 49% of the Company's gross trade receivable balances as of June 30, 2001. To reduce credit risk, the Company conducts ongoing evaluations of its customers and requires letters of credit or other pre-payment arrangements, as appropriate. The Company maintains accounts receivable allowances to provide for potential credit losses.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                         BALANCE AT     CHARGED TO   RECOVERIES OF                BALANCE AT
                                        BEGINNING OF    COSTS AND       PRIOR                       END OF
             DESCRIPTION                   PERIOD        EXPENSES     WRITE-OFFS    WRITE-OFFS      PERIOD
Year ended June 30, 2001:
     Allowance for doubtful accounts     $  469,000     $ 812,000      $ 13,000     $  797,000     $497,000
     Reserve for obsolete inventory      $  187,354     $ 455,000      $      -     $  438,171     $204,183

Year ended June 30, 2000:
     Allowance for doubtful accounts     $  867,000     $(200,000)     $152,000     $  350,000     $469,000
     Reserve for obsolete inventory      $  251,810     $ 239,983      $      -     $  304,439     $187,354

Year ended June 30, 1999:
     Allowance for doubtful accounts     $2,465,000     $ 812,000      $392,000     $2,802,000     $867,000
     Reserve for obsolete inventory      $  349,163     $ 122,647      $      -     $  220,000     $251,810