Form 10-Q
period 2001-09-30
ACE COMM CORP
filed 2001-11-13
CIK 1017526

As filed with the Securities and Exchange Commission on November 13, 2001

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Number of shares of Common Stock outstanding as of September 30, 2001        9,284,093

ACE*COMM CORPORATION
INDEX

Part I – Financial Information

Item 1. Financial Statements

Balance Sheets as of September 30, 2001
(Unaudited) and June 30, 2001	3

Statements of Operations (Unaudited) for the three
months ended September 30, 2001 and 2000	4

Statements of Cash Flows (Unaudited) for the
three months ended September 30, 2001 and 2000	5

Notes to Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Results of
Operations and Financial Condition	8

Part II – Other Information	–

Item 6. Exhibits and Reports on Form 8-K	14

Signatures	14

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ACE*COMM CORPORATION
BALANCE SHEETS
(in thousands)

	September 30,	June 30,
	2001	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,969	$5,770
Accounts receivable, net	3,652	4,603
Inventories, net	1,527	1,360
Prepaid expenses and other	566	509

Total current assets	10,714	12,242
Property and equipment, net	2,215	2,489
Other assets	105	212

Total assets	$13,034	$14,943

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings	$292	$299
Accounts payable	483	239
Accrued expenses	748	623
Accrued compensation	1,297	1,701
Deferred revenue	1,143	1,501

Total current liabilities	3,963	4,363
Noncurrent borrowings	147	221
Other noncurrent liabilities	88	102

Total liabilities	4,198	4,686

Commitments and contingencies Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 45,000,000 shares authorized, 9,284,093 and 9,264,112 shares issued and outstanding	93	93
Additional paid-in capital	21,417	21,400
Accumulated deficit	(12,674)	(11,236)

Total stockholders’ equity	8,836	10,257

Total liabilities and stockholders’ equity	$13,034	$14,943

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the three months ended
	September 30,

	2001	2000
	(Unaudited)	(Unaudited)

Revenue	$4,396	$9,005
Cost of revenue	2,376	4,608

Gross profit	2,020	4,397
Selling, general and administrative expenses	3,161	3,797
Research and development expenses	272	361
Provision for doubtful accounts	49	95

(Loss) income from operations	(1,462)	144
Interest income	(43)	(66)
Interest expense	19	32

(Loss) income before income tax provision	(1,438)	178
Income tax provision	—	9

Net (loss) income	$(1,438)	$169

Basic net (loss) income per share	$(0.15)	$0.02

Diluted net (loss) income per share	$(0.15)	$0.02

Shares used in computing net (loss) income per share:
Basic	9,283	9,188

Diluted	9,283	9,795

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended
	September 30,

	2001	2000
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net (loss) income	$(1,438)	$169
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	386	480
Provision for doubtful accounts	49	95
Gain on disposal of property and equipment	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	902	1,640
Inventories, net	(167)	7
Prepaid expenses and other assets	(43)	(281)
Accounts payable	244	(1,114)
Accrued liabilities	(279)	(341)
Deferred revenue	(358)	(75)
Other liabilities	(14)	(9)

Net cash (used for) provided by operating activities	(719)	571

Cash flows used for investing activities:
Purchases of property and equipment	(18)	(160)

Cash flows from financing activities:
Borrowings	—	91
Payments on debt	(65)	(53)
Principal payments under capital lease obligation	(16)	(14)
Proceeds from exercise of common stock options	—	144
Proceeds from employee stock purchase plan	17	18

Net cash (used for) provided by financing activities	(64)	186

Net (decrease) increase in cash and cash equivalents	(801)	597
Cash and cash equivalents, beginning of period	5,770	4,386

Cash and cash equivalents, end of period	$4,969	$4,983

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19	$22
Income taxes	$—	$4

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared by ACE*COMM Corporation (the “Company”) in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Reclassifications

Certain prior year information has been reclassified to conform to the current year’s presentation.

NOTE 2 — ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	September 30,	June 30,
	2001	2001

Billed receivables	$2,622	$3,670
Unbilled receivables	1,519	1,430
Allowance for doubtful accounts	(489)	(497)

	$3,652	$4,603

Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. The Company increased its allowance for doubtful accounts by approximately $49,000 and wrote-off $57,000 in uncollectable accounts during the three months ended September 30, 2001. The Company increased its allowance for doubtful accounts by $95,000 and wrote off $16,000 in uncollectable accounts during the three months ended September 30, 2000.

NOTE 3 — STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2001, the Company issued 19,981 shares of common stock under the Employee Stock Purchase Plan and there were no exercises of stock options issued under the Omnibus Stock Plan. During the three months ended September 30, 2000, the Company issued 4,022 shares of common stock under the Employee Stock Purchase Plan and 26,050 shares of common stock through the exercise of stock options issued under the Omnibus Stock Plan.

NOTE 4 — INCOME TAXES

The deferred tax asset arising from the net loss incurred during the three months ended September 30, 2001, has been fully reserved. Accordingly, no income tax benefit has been recorded related to losses incurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company, some or all of which may involve risk and uncertainty. The Company often introduces a forward-looking statement by such words as “anticipate,” “plan,” “projects,” “continuing,” “ongoing,” “expects,” “management (or the Company) believes,” or “intend.” Investors should not place undue reliance on these forward-looking statements, which involve estimates, assumptions, risks and uncertainties that could cause actual results to vary materially from those expressed in this Report or from those indicated by one or more forward-looking statements. The forward-looking statements speak only as of the date on which they were made, and the Company undertakes no obligation to update any of the forward-looking statements. In evaluating forward-looking statements, the risks and uncertainties investors should specifically consider include, but are not limited to, demand levels in the relevant markets for the Company’s products, the ability of the Company’s customers to make timely payment for purchases of its products and services, the risk of additional losses on accounts receivable, success in marketing the Company’s products and services internationally, the effectiveness of cost containment strategies, as well as the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and in subsequent reports filed with the Securities and Exchange Commission, including the matters set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Additional Factors Affecting Future Operating Results,” as well as others matters presented in this Report.

Overview

The Company delivers enterprise telemanagement applications and advanced Convergent MediationTM solutions to wired and wireless voice, data, and Internet communications providers. The Company’s solutions are tailored to each customer’s needs and consist of hardware, software and related services that enable the capture, security, validation, correlation, augmentation, and warehousing of data from network elements and the distribution of this data in appropriate formats to OSS (“Operations Support Systems”) and BSS (“Business Support Systems”) operations. The Company’s solutions also provide for centralized management and security of enterprise networks.

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

The Company derives revenue primarily from the sale of its product-based solutions, where a combination of hardware, proprietary software and related services are offered to customers. When an agreement provides for significant modification or customization of software, or when the Company’s system integration and product development are essential to the functionality of the software, revenue related to the software licenses and services are aggregated and the combined revenue are recognized on a percentage-of-completion basis. Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis. Any hardware or post contract customer support provided for under the terms of the agreement is unbundled. Hardware revenue is recognized upon delivery (e.g., transfer of title) and post contract customer support is recognized ratably over the term of the arrangement.

Most of the Company’s professional services are delivered in conjunction with the Company’s solutions and are essential to the functionality of other elements of the arrangement. However, the Company occasionally sells unbundled services; and, in these instances, the Company generally recognizes revenue as the services are performed.

In limited instances, the Company enters into a multiple element arrangement that does not involve significant modification or customization of the related software. In these limited instances, the Company allocates revenue to each element of the arrangement based on objective evidence of the element’s fair value based on internal price listings developed by the Company. Revenue is recognized upon delivery (i.e., transfer of title) when a signed agreement exists, the fee is fixed and determinable, and collection of the resulting receivable is probable.

Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During the three months ended September 30, 2001, the Company had ten customers generating $150,000 or more in revenue during the period (“Major Customers”) representing approximately 71% of total revenue. The Company’s largest customer during the three months ended September 30, 2001, was a Chinese company and represented approximately 21% of total revenue. During the three months ended September 30, 2000, the Company had thirteen Major Customers representing approximately 88% of total revenue. The Company’s largest customer during the three months ended September 30, 2000, the German branch of a global engineering and electronics company, represented approximately 27% of total revenue, and a U.S. wireless services company contributed approximately 11% of total revenue. The average revenue earned per Major Customer was $312 thousand and $608 thousand, respectively, for the three months ended September 30, 2001 and 2000.

During the three months ended September 30, 2001, the Company experienced a significant net loss from operations, primarily due to continuing lower demand from telecommunications service providers in North America. Management expects this lower demand to continue in the foreseeable future. To offset the effects of the current lower North American demand, the Company continues to target sales efforts in what it believes to be a growing market for its Convergent Mediation solutions outside of North America and in its enterprise telemanagement markets. It also continues to focus on streamlining the organization to meet its objectives, conserve cash and control expenses.

The Company plans to continue pursuing new business opportunities in partnerships and alliances with other companies, although there can be no assurances as to the timing or effectiveness of any partnering arrangements. These arrangements could include technology and marketing alliances driven by product development requirements and sales opportunities, as well as other business combinations that would strengthen the Company’s product offerings and market potential.

Results of Operations

The following table shows the percentage of revenue of certain items from ACE*COMM’s statements of operations:

	For the three months ended
	September 30,

	2001	2000

Revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	54.1%	51.1%
Selling, general and administrative expenses	71.9%	42.2%
Research and development expenses	6.2%	4.0%
Provision for doubtful accounts	1.1%	1.1%

(Loss) income from operations	(33.3)%	1.6%
Net interest income	(0.6)%	(0.4)%

(Loss) income before income tax provision	(32.7)%	2.0%
Income tax provision	0.0%	0.1%

Net (loss) income	(32.7)%	1.9%

Revenue

Revenue for the three months ended September 30, 2001 (“first quarter of fiscal year 2002”) and September 30, 2000, were $4.4 million and $9.0 million, respectively, reflecting a decrease of $4.6 million or 51%.

Revenue growth depends, in part, on the overall demand for the Company’s product-based solutions. Because the Company’s sales are primarily to telecommunication and Internet service providers and enterprises, its ability to generate revenue also depends on specific conditions affecting those providers and on general economic conditions. The decrease in revenue during the three months ended September 30, 2001, from the prior corresponding period, reflects continuing weak industry-specific and general economic conditions. Revenue from sales to telecommunications and Internet service providers decreased 50.9% from $5.7 million to $2.8 million for the three months ended September 30, 2001, and represented 64.5% of total revenue. Revenue from sales to enterprises decreased 51.5% from $3.3 million to $1.6 million for the three months ended September 30, 2001 and represented approximately 35.5% of total revenue.

Backlog was $5.3 million as of September 30, 2001, compared to $5.7 million as of June 30, 2001. The Company defines backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services generally within one year. The Company has experienced fluctuations in its backlog at various times. It anticipates that $4.3 million of the backlog at September 30, 2001, will be recognized during fiscal year 2002. Although the Company believes that its entire backlog consists of firm orders, the Company’s backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the contracting process.

Cost of Revenue

The Company’s cost of revenue consists primarily of direct labor costs, direct material costs, and allocable indirect costs. The expenses for services provided by certain alliance partners in connection with the installation and integration of the Company’s products may also be included.

Cost of revenue was $2.4 million and $4.6 million, respectively, for the three months ended September 30, 2001 and 2000, representing 54.1% and 51.1% of total revenue for each period, respectively. Cost of revenue decreased $2.2 million, or 48%, during the three months ended September 30, 2001, as compared to the prior corresponding period, primarily due to a decrease in personnel and related costs resulting from adjustments by the Company in response to unfavorable business conditions. Cost of revenue as a percent of revenue increased from the prior year as a result of the fixed component of these costs being spread over a smaller revenue base than in the prior period.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of costs to support the Company’s sales and administrative functions. Sales expenses consist primarily of salary, commission, travel, trade show, bid and proposal, and other related selling and marketing expenses required to sell the Company’s product-based solutions to target markets. General and administrative expenses consist of unallocated costs related to information systems infrastructure, facilities, finance and accounting, legal, human resources and corporate management.

SG&A expenses were $3.2 million and $3.8 million, respectively, during the three months ended September 30, 2001 and 2000, representing 71.9% and 42.2% of total revenue for each period, respectively. SG&A expenses increased as a percent of revenue due to the fixed component of these costs being spread over a smaller revenue base than in the prior period. SG&A expenses decreased $0.6 million or 17% in the three months ended September 30, 2001 as compared to the comparable quarter in the prior year. This decrease is primarily the result of a continued focus to reduce expenses and a reduction in indirect labor resulting from employee attrition. The Company expects that SG&A expenses will continue to decrease throughout the remainder of fiscal 2002.

Research and Development Expenses

Research and development expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of the Company’s product-based solutions.

Research and development expenses were $0.3 million and $0.4 million during the three months ended September 30, 2001 and 2000, respectively, and represented 6.2% and 4.0% of total revenue for each period, respectively. Research and development expenses decreased $0.1 million or 25% during the three months ended September 30, 2001, as compared to the prior corresponding period primarily due to a decrease in resources applied to research and development. The Company was selective in approving new projects and, in some instances, discontinued projects that were not related to the development of Convergent MediationTM solutions. Research and development expenses increased as a percent of revenue due to the fixed component of these costs being spread over a smaller revenue base than in the prior period. The Company expects that R&D expenses will remain at a fairly consistent level throughout the remainder of fiscal 2002.

Liquidity and Capital Resources

As of September 30 and June 30, 2001, the Company’s primary sources of liquidity were cash and cash equivalents of $5.0 million and $5.8 million, respectively. Cash and cash equivalents decreased by 13.9% from June 30 to September 30, 2001, and comprised 38.1% and 38.6% of total assets as of September 30 and June 30, 2001, respectively.

Working capital was $6.8 million at September 30, 2001, as compared to $7.9 million at June 30, 2001. Working capital decreased $1.1 million or 14.3% during the three months ended September 30, 2001, primarily as a result of operating losses, net of depreciation in excess of purchased assets and amortization.

The Company recognized a net provision for doubtful accounts of $49 thousand and $95 thousand during the three months ended September 30, 2001 and 2000, respectively. The Company expects that domestic telecommunication and Internet service providers will continue to encounter difficulties in fiscal 2002 and this may impact their ability to pay amounts due to the Company. The decrease in the provision for doubtful accounts, as compared to the prior corresponding period, is consistent with the decline in revenue for the period and the corresponding decline in receivables.

The Company’s operating activities used $0.7 million and generated $0.6 million in cash during three months ended September 30, 2001 and 2000, respectively. The changes between periods in cash flows from operating activities are primarily the result of the change in net income (loss) between the periods and changes in accounts receivable and accounts payable balances, which fluctuate relative to the timing and volume of the Company’s revenue.

Net cash used for investing activities was $18 thousand and $160 thousand, respectively, during the three months ended September 30, 2001 and 2000. The decline in cash outflows for investing activities during these periods is due to a reduction in capital purchases of computer equipment.

The Company’s financing activities used cash of $64 thousand and generated cash of $186 thousand during the three months ended September 30, 2001 and 2000, respectively. The Company experienced negative cash flows from financing activities during the three months ended September 30, 2001, primarily due to payments on borrowings and other financial obligations. The Company incurred positive cash flows from financing activities during the three months ended September 30, 2000, as a result of common stock option exercises, employee stock purchases, and net cash generated from additional borrowings.

The Company has the ability to borrow up to $3.0 million under is Accounts Receivable Purchase Agreement with Silicon Valley Bank (the “Bank”). As of September 30, 2001, there were no outstanding borrowings under this agreement. The Company has amounts outstanding under its Equipment Financing Agreement (the “Equipment Agreement”) with the Bank, which enabled the Company to borrow against recently acquired Company equipment and fixed assets through January 31, 2001, the date the agreement expired. The amounts outstanding bear interest at the 36-month treasury rate plus 350 basis points, requires a commitment fee (and the reimbursement of bank expenses for certain costs of making and administering this facility) and a final payment equal to 6.5% of the value of the initial amount of each advance at the end of the financing period for that advance. Financial covenants under the Equipment Agreement require the Company to maintain certain liquidity ratios. Outstanding advances as of September 30, 2001, aggregated approximately $427 thousand and are due through periods ended September 2003.

Under the terms of its office lease, the Company maintains a letter of credit under its line of credit with the Bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by the Company. The letter of credit required under the lease for fiscal year 2002 is $300 thousand and decreases annually through 2003 to $100 thousand. As of the date of this filing, the Company was not subject to any draw against this letter of credit by the landlord.

The Company also maintains other customer-related letters of credit issued by Silicon Valley Bank to support specific terms and conditions of customer orders. The aggregate of these letters of credit was approximately $90 thousand as of September 30, 2001. The Company maintains minimum cash balances to secure its obligations under these letters of credit.

The Company is continuing to manage its expenses to conserve cash and maintain adequate liquidity. It has no significant commitments for capital expenditures at September 30, 2001. The Company believes that existing cash balances, cash flow from operations, the availability of credit under its credit facility with the Bank, and other potential sources of financing will support the Company’s working capital requirements for the next twelve months, based on the Company’s current expectations as to anticipated revenue, expenses and cash flow.

Additional Factors Affecting Future Operating Results

The Company provides product-based solutions to a technology driven industry sector. Therefore, the Company’s success is dependent in part upon factors beyond its control. This report contains forward-looking statements relating to the prospective operating results of the Company. The following are factors that could affect the Company’s future operating results. These factors are intended to serve as a cautionary statement to statements that may be made, either verbally or in writing, including those in any other forward-looking statements made by or on behalf of the Company.

To date, a significant portion of the Company’s revenue has been derived from relatively large financial commitments from a relatively small number of customers. The Company expects that in the future it will continue to be dependent upon a limited number of customers in any given period for a significant portion of its revenue. The Company’s future success depends upon the continued demand by such customers for its products and services. There can be no assurances that revenue from customers that have accounted for significant revenue in past periods, individually, or as a group, will continue or will reach historical levels in the future. The Company’s results of operations and financial condition could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellation of orders.

Revenue Growth and Economic Conditions. Developments in the telecommunications and Internet service provider markets, such as any adverse change in global economic conditions, significant industry consolidation, significant formation of alliances among network operators and service providers, and any adverse changes in the regulatory environment could materially affect the Company’s existing or potential customers. These factors could reduce growth in the telecommunications and Internet service provider markets, or could cause the market value, financial results and prospects, as well as capital spending levels of providers in these markets to decline. These and other factors affecting these markets could reduce demand for the Company’s product-based solutions.

Revenue Growth and Strategic Alliances. A key element of the Company’s business strategy is to develop strategic alliances with leading companies that provide telecommunications services or that manufacture and market network equipment in order to expand the Company’s distribution channels and provide additional exposure for the Company’s product offerings. There can be no assurance that the Company will be able to continue to increase the number of, or to expand, these types of relationships, in order to market its products effectively, particularly internationally, or that these alliances will themselves enable the Company to sell enough products, or that it will successfully develop other sales and marketing strategies.

Credit Risk. Trade receivables subject the Company to the potential for credit risk with customers in the telecommunication services industry and government sector. Additionally, certain of the Company’s customers are often in the early stages of their development and their financial resources may be limited, which may adversely affect their ability to pay for the Company’s product-based solutions. Five customers represented 42% of the Company’s gross trade receivable balances as of September 30, 2001. To reduce credit risk, the Company conducts ongoing evaluations of its customers and monitors their payment patterns. The Company maintains accounts receivable allowances to provide for potential credit losses. However, there can be no assurances that all customers will be able or willing to pay their obligations to the Company and when one or more customers become unable or unwilling, in whole or in part, to pay its obligations to the Company, the Company’s cash flows and financial results have and could continue to be adversely affected.

International Sales. A substantial portion of the Company’s revenue is derived from international sales and is therefore subject to the related risks, including the general economic conditions in each country, the overlap of different tax structures, the difficulty managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, and longer payment cycles. There can be no assurances that the Company will be able to successfully address each of these challenges in the near term. The Company derived approximately $2.0 million, or 46% of its total revenue, from customers outside of the United States during the three months ended September 30, 2001.

Hiring and Retention of Employees. The Company’s ability to successfully develop new, and enhance existing, products, to service its customers, and to remain competitive depends in large part on its ability to attract and retain highly qualified technical, sales and marketing and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to continue to attract and retain such personnel.

Accurate Estimates of Resources Necessary to Complete Fixed-Price Contracts. Sales of the Company’s product based solutions are typically formalized in multiple element arrangements involving significant customization of the underlying software and services. The Company’s failure to accurately estimate the resources required for a project or a failure to complete contractual obligations in a manner consistent with the project plan may result in lower than expected project margins or project losses, which would negatively impact operating results. On occasion, the Company has and may be required in the future to commit unanticipated additional resources to complete projects. Additionally, the Company may fix the price of an arrangement before the final requirements are finalized. As a result, project losses may occur that would have a negative impact on operating results.

Revenue Forecasting. Under generally accepted accounting principles, revenue may be deferred when significant elements required under a contract have not been completed, there are express conditions relating to product acceptance, there are deferred payment terms, or when collection is not considered probable. With these uncertainties the Company may not be able to accurately predict at what specific time revenue from any given contract will be recognized.

Uneven Revenue Patterns and Forecasting. Historically, the Company has generated a disproportionate amount of its operating revenue toward the end of each quarter, making precise predictions of quarterly revenue and earnings particularly difficult and resulting in risk of variance of actual results from those forecast at any time. In addition, the Company’s operating results historically have varied from fiscal period to fiscal period; accordingly, the Company’s financial results in any particular fiscal period are not necessarily indicative of results for future periods.

Market Consolidation. The North American communications industry has experienced significant consolidation. In the future, there may be fewer potential customers requiring operations support systems and related services, increasing the level of competition in the industry. In addition, larger, consolidated communication companies have strengthened their purchasing power, which could create pressure on the prices charged and the margins realized. These companies are also striving to streamline their operations by combining different communications systems and the related operations support systems into one system, reducing the number of vendors needed. The Company may lose customers as a result of industry consolidation, which may have a material adverse effect on the Company’s business, financial condition and results of operations.

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

ACE*COMM CORPORATION

DATE November 13, 2001	By	/s/ George T. Jimenez George T. Jimenez Chief Executive Officer

/s/ Steven R. Delmar Steven R. Delmar Chief Financial Officer (Principal Financial Officer)