Form 10-Q
period 2001-12-31
ACE COMM CORP
filed 2002-02-13
CIK 1017526

As filed with the Securities and Exchange Commission on February 13, 2002

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001.

OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Number of shares of Common Stock outstanding as of December 31, 2001	9,300,176

ACE*COMM CORPORATION
INDEX

Part I -	Financial Information

Item 1.	Financial Statements

	Balance Sheets as of December 31, 2001
	(Unaudited) and June 30, 2001	3

	Statements of Operations (Unaudited) for the three and
	six months ended December 31, 2001 and 2000	4

	Statements of Cash Flows (Unaudited) for the
	six months ended December 31, 2001 and 2000	5

	Notes to Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Results of
	Operations and Financial Condition	8

Part II -	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 6.	Exhibits and Reports on Form 8-K	14

Signatures		14

PART I: FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

ACE*COMM CORPORATION
BALANCE SHEETS
(in thousands)

	December 31,	June 30,
	2001	2001

	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,324	$5,770
Accounts receivable, net	4,618	4,603
Inventories, net	1,498	1,360
Prepaid expenses and other	460	509

Total current assets	9,900	12,242
Property and equipment, net	2,036	2,489
Other assets	41	212

Total assets	$11,977	$14,943

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings	$282	$299
Accounts payable	730	239
Accrued expenses	454	623
Accrued compensation	1,420	1,701
Deferred revenue	1,038	1,501

Total current liabilities	3,924	4,363
Noncurrent borrowings	84	221
Other noncurrent liabilities	72	102

Total liabilities	4,080	4,686

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized,
none issued and outstanding	—	—
Common stock, $.01 par value, 45,000,000 shares authorized,
9,300,176 and 9,264,112 shares issued and outstanding	93	93
Additional paid-in capital	21,436	21,400
Accumulated deficit	(13,632)	(11,236)

Total stockholders’ equity	7,897	10,257

Total liabilities and stockholders’ equity	$11,977	$14,943

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the three months ended		For the six months ended
	December 31,		December 31,

	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$4,601	$5,275	$8,997	$14,280
Cost of revenue	2,277	3,069	4,653	7,679

Gross profit	2,324	2,206	4,344	6,601
Selling, general, and administrative	2,971	4,317	6,132	8,112
Research and development	170	429	442	790
Provision for doubtful accounts	160	197	209	292

Loss from operations	(977)	(2,737)	(2,439)	(2,593)
Interest income	31	64	74	130
Interest expense	(12)	(95)	(31)	(127)

Loss before income taxes	(958)	(2,768)	(2,396)	(2,590)
Benefit for income taxes	—	9	—	—

Net loss	$(958)	$(2,759)	$(2,396)	$(2,590)

Basic net loss per share	$(0.10)	$(0.30)	$(0.26)	$(0.28)

Diluted net loss per share	$(0.10)	$(0.30)	$(0.26)	$(0.28)

Shares used in computing net loss per share:
Basic	9,299	9,225	9,299	9,207

Diluted	9,299	9,225	9,299	9,207

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended
	December 31,

	2001	2000
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(2,396)	$(2,590)
Adjustments to reconcile net loss to net cash (used for)
provided by operating activities:
Depreciation and amortization	728	908
Provision for doubtful accounts	209	292
Changes in operating assets and liabilities:
Accounts receivable	(224)	2,671
Inventories, net	(138)	108
Prepaid expenses and other assets	63	(23)
Accounts payable	491	(593)
Accrued liabilities	(450)	(315)
Deferred revenue	(463)	(152)
Other liabilities	(30)	—

Net cash (used for) provided by operating activities	(2,210)	306

Cash flows used for investing activities:
Purchases of property and equipment	(118)	(416)

Cash flows from financing activities:
Borrowings	—	91
Payments on debt	(132)	(112)
Principal payments under capital lease obligation	(22)	(30)
Proceeds from exercise of common stock options	—	158
Proceeds from employee stock purchase plan	36	57

Net cash (used for) provided by financing activities	(118)	164

Net (decrease) increase in cash and cash equivalents	(2,446)	54
Cash and cash equivalents, beginning of period	5,770	4,386

Cash and cash equivalents, end of period	$3,324	$4,440

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21	$111
Income taxes	$1	$11

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

Reclassifications

Certain prior year information has been reclassified to conform to the current year’s presentation.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	December 31,	June 30,
	2001	2001

Billed receivables	$3,727	$3,670
Unbilled receivables	1,512	1,430
Allowance for doubtful accounts	(621)	(497)

	$4,618	$4,603

Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. The Company increased its allowance for doubtful accounts by $209,000 and wrote-off $85,000 in uncollectable accounts for the six months ended December 31, 2001. The Company increased its allowance for doubtful accounts by $292,000 and wrote off $152,000 in uncollectable accounts for the six months ended December 31, 2000.

NOTE 3 – STOCKHOLDERS’ EQUITY

For the six months ended December 31, 2001, the Company issued 36,064 shares of common stock under the Employee Stock Purchase Plan and there were no exercises of stock options issued under the Omnibus Stock Plan. For the six months ended December 31, 2000, the Company issued 12,480 shares of common stock under the Employee Stock Purchase Plan and 35,550 shares of common stock through the exercise of stock options issued under the Omnibus Stock Plan.

NOTE 4 – INCOME TAXES

The deferred tax asset arising from the net loss incurred during the three and six month period ended December 31, 2001 and December 31, 2000, has been fully reserved. Accordingly, no income tax benefit has been recorded related to losses incurred.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company, some or all of which may involve risk and uncertainty. The Company often introduces a forward-looking statement by such words as “anticipate,” “plan,” “projects,” “continuing,” “ongoing,” “expects,” “management (or the Company) believes,” or “intend.” Investors should not place undue reliance on these forward-looking statements, which involve estimates, assumptions, risks and uncertainties that could cause actual results to vary materially from those expressed in this Report or from those indicated by one or more forward-looking statements. The forward-looking statements speak only as of the date on which they were made, and the Company undertakes no obligation to update any of the forward-looking statements. In evaluating forward-looking statements, the risks and uncertainties investors should specifically consider include, but are not limited to, demand levels in the relevant markets for the Company’s products, the ability of the Company’s customers to make timely payment for purchases of its products and services, the risk of additional losses on accounts receivable, success in marketing the Company’s products and services, the effectiveness of cost containment strategies, as well as the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and in subsequent reports filed with the Securities and Exchange Commission, including the matters set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Additional Factors Affecting Future Operating Results,” as well as others matters presented in this Report.

Overview

The Company delivers enterprise telemanagement applications and Convergent Mediation™ solutions for wired and wireless voice, data, and Internet communications services providers. For communications service providers, the Company’s solutions are typically tailored to each customer’s needs and consist of hardware, software and related services that enable the capture, security, validation, correlation, augmentation, and warehousing of data from network elements and the distribution of this data in appropriate formats to OSS (“Operations Support Systems”) and BSS (“Business Support Systems”). For enterprise networks, the Companyalso provides the OSS and centralized management applications..

The Company enters into formal arrangements that provide for single or multiple deliverables of hardware, software and related services. These arrangements are formalized by either a simple purchase order or by more complex contracts such as development, reseller or master agreements. These arrangements are typically U.S. dollar denominated and typically have an aggregate value of several thousand to several million dollars and vary in length from 30 days to several years (e.g., master agreements). Agreements spanning several years are typically implemented in smaller statements of work or orders that are typically deliverable within three to 12 months.

The Company derives revenue primarily from the sale of its product-based solutions, where a combination of hardware, proprietary software and related services are offered to customers. When an agreement provides for significant modification or customization of software, or when the Company’s system integration and product development are essential to the functionality of the software, revenue related to the software licenses and services are aggregated and the combined revenue are recognized on a percentage-of-completion basis. Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of effort basis. Any hardware or post contract customer support provided for under the terms of the agreement is unbundled. Hardware revenue is recognized upon delivery (e.g., transfer of title) and post contract customer support is recognized ratably over the term of the arrangement.

Most of the Company’s professional services are delivered in conjunction with the Company’s solutions and are essential to the functionality of other elements of the arrangement. However, the Company occasionally sells unbundled services and, in these instances, the Company generally recognizes revenue as the services are performed.

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

Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During the three months ended December 31, 2001, the Company had 12 customers generating $150,000 or more in revenue during the period (“Major Customers”) representing approximately 77% of total revenue. During the three months ended December 31, 2000, the Company had nine Major Customers representing approximately 81% of total revenue. The average revenue earned per Major Customer was $296,000 and $586,000, respectively, for the three months ended December 31, 2001 and 2000.

During the three months ended December 31, 2001, the Company experienced a significant net loss from operations, primarily due to continuing lower demand from telecommunications service providers in North America. Management expects this lower demand to continue in the foreseeable future. To offset the effects of the current lower North American demand, the Company continues to target sales efforts in what it believes to be a growing market for its Convergent Mediation solutions outside of North America and in its enterprise telemanagement markets. It also continues to focus on streamlining the organization to meet its objectives, conserve cash and control expenses.

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

Results of Operations

The following table shows the percentage of revenue of certain items from ACE*COMM’s statements of operations:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2001	2000	2001	2000

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	49.5%	58.2%	51.7%	53.8%
Selling, general and administrative	64.6%	81.8%	68.2%	56.8%
Research and development	3.7%	8.1%	4.9%	5.5%
Provision for doubtful accounts	3.4%	3.8%	2.3%	2.1%

Loss from operations	(21.2)%	(51.9)%	(27.1)%	(18.2)%
Net interest income (expense)	0.4%	(0.6)%	0.5%	0.1%

Loss before income taxes	(20.8)%	(52.5)%	(26.6)%	(18.1)%
Benefit for income taxes	0.0%	0.2%	0.0%	0.0%

Net loss	(20.8)%	(52.3)%	(26.6)%	(18.1)%

Revenue

Revenue for the three months ended December 31, 2001 (“second quarter of fiscal year 2002”) and December 31, 2000 was $4.6 million and $5.3 million, respectively, reflecting a decrease of $0.7 million or 12.8%. Revenue for the six months ended December 31, 2001 and December 31, 2000 was $9.0 million and $14.3 million, respectively, reflecting a decrease of $5.3 million or 37.0%.

Revenue growth depends, in part, on the overall demand for the Company’s solutions. Because the Company’s sales are primarily to telecommunication and Internet service providers and enterprises, its ability to generate revenue also depends on specific conditions affecting those providers and on general economic conditions. The decrease in revenue during the three and six month periods ended December 31, 2001 from the prior corresponding periods, reflects continuing weak industry-specific and general economic conditions. Revenue from sales to telecommunications and Internet service providers decreased 28.1% from $3.2 million to $2.3 million for the three months ended December 31, 2001, and represented 50.0% of total revenue. Revenue from sales to enterprises increased 15.0% from $2.0 million to $2.3 million for the three months ended December 31, 2001 and represented approximately 50.0% of total revenue. Revenue from sales to telecommunications and Internet service providers decreased 42.7% from $8.9 million to $5.1 million for the six months ended December 31, 2001, and represented 56.7% of total revenue. Revenue from sales to enterprises decreased 27.7% from $5.4 million to $3.9 million for the six months ended December 31, 2001 and represented approximately 43.3% of total revenue.

Backlog was $4.9 million as of December 31, 2001, compared to $5.7 million as of June 30, 2001. The Company defines backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services generally within one year. The Company has experienced fluctuations in its backlog at various times. It anticipates that $3.1 million of the backlog at December 31, 2001, will be recognized during fiscal year 2002. Although the Company believes that its entire backlog consists of firm orders, the Company’s backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the delivery of complex systems.

Cost of Revenue

The Company’s cost of revenue consists primarily of direct labor costs, direct material costs, and allocable indirect costs. The expenses for services provided by certain alliance partners in connection with the installation and integration of the Company’s products may also be included.

Cost of revenue was $2.3 million and $3.1 million, respectively, for the three months ended December 31, 2001 and 2000, representing 49.5% and 58.2% of total revenue for each period, respectively. Cost of revenue was $4.7 million and $7.7 million, respectively, for the six months ended December 31, 2001 and 2000, representing 51.7% and 53.8% of total revenue for each period, respectively. The decrease in the current quarter was primarily due to a decrease in personnel and related costs resulting from actions taken by the Company in response to unfavorable business conditions. The decrease in the six month period ended December 31, 2001 was primarily due to a decrease in personnel and related costs as well as reduced hardware sales, as compared to the period ended December 31, 2000.

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

SG&A expenses were $3.0 million and $4.3 million, respectively, for the three months ended December 31, 2001 and 2000 representing 64.6% and 81.8% of total revenue for each period, respectively. SG&A expenses were $6.1 million and $8.1 million, respectively, for the six months ended December 31, 2001 and 2000, representing 68.2% and 56.8% of total revenue for each period, respectively. The decreases in the current three and six month periods were primarily a result of a continuing effort to reduce expenses which includes Company and employee initiated reductions in labor expense. The Company expects that SG&A expenses will continue to decrease throughout the remainder of fiscal 2002.

Research and Development Expenses

Research and development expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of the Company’s product-based solutions.

Research and development expenses were $0.2 million and $0.4 million during the three months ended December 31, 2001 and 2000, respectively, representing 3.7% and 8.1% of total revenue for each period, respectively. Research and development expenses were $0.4 million and $0.8 million during the six months ended December 31, 2001 and 2000, respectively, and representing 4.9% and 5.5% of total revenue for each period, respectively. The decrease in the current three and six month periods were primarily due to a decrease in resources applied to internal research and development. The Company has been selective in approving new projects and, in some instances, discontinued projects that were not related to the development of enterprise and Convergent Mediation TM solutions. The Company expects that research and development expenses will be lower throughout the remainder of fiscal 2002 as compared to last fiscal year.

Liquidity and Capital Resources

As of December 31 and June 30, 2001, the Company’s primary sources of liquidity were cash and cash equivalents of $3.3 million and $5.8 million, respectively. Cash and cash equivalents decreased by 42.4% from June 30 to December 31, 2001, and comprised 27.8% and 38.6% of total assets as of December 31 and June 30, 2001, respectively.

Working capital was $6.0 million at December 31, 2001, as compared to $7.9 million at June 30, 2001. Working capital decreased $1.9 million or 24% during the six months ended December 31, 2001, primarily as a result of operating losses, net of depreciation and amortization in excess of purchased assets.

The Company recognized a provision for doubtful accounts of $209,000 and $292,000 during the six months ended December 31, 2001 and 2000, respectively. The Company expects that domestic telecommunication and Internet service providers will continue to encounter difficulties in fiscal 2002 and this may impact their ability to pay amounts due to the Company. The decrease in the provision for doubtful accounts, as compared to the prior corresponding period, was primarily due to a large specific bad debt provision recorded in the second quarter of fiscal 2001 that was not repeated in the second quarter of fiscal 2002.

The Company’s operating activities used $2.2 million and generated $0.3 million in cash during the six months ended December 31, 2001 and 2000, respectively. The changes between periods in cash flows from operating activities are primarily the result of the changes in accounts receivable and accounts payable balances, which fluctuate relative to the timing and volume of the Company’s revenue. The Company’s cash flow in 2000 benefited from cash collections generated from a higher sales level in the prior fiscal year.

Net cash used for investing activities was $118,000 and $416,000, respectively, during the six months ended December 31, 2001 and 2000. The decline in cash outflows for investing activities during these periods is due to a reduction in capital purchases of computer equipment.

The Company’s financing activities used cash of $118,000 and generated cash of $164,000 during the six months ended December 31, 2001 and 2000, respectively. The Company experienced negative cash flows from financing activities during the six months ended December 31, 2001, primarily due to payments on borrowings and other financial obligations. The Company incurred positive cash flows from financing activities during the six months ended December 31, 2000, as a result of the exercises of common stock options and employee stock purchases, offset by net payments on borrowings and other financial obligations.

The Company has the ability to borrow up to $3.0 million under is Accounts Receivable Purchase Agreement with Silicon Valley Bank (the “Bank”). Under this agreement, the Company may borrow up to 80% of the face value of each receivable through the Bank’s discretionary purchase of that receivable with the balance, net of finance charges, payable to the Company following collection of the receivable. The costs of this Agreement include a finance charge equal to the Bank’s prime rate charged on the average daily balance of receivables purchased and outstanding, a monthly administrative fee of 0.25% of the face amount of receivables purchased that month, and certain costs and expenses of the Bank in administering the facility. As of December 31, 2001, there were no outstanding borrowings under this agreement. This agreement expires March 27, 2002 and the Company and the Bank are working on a new agreement. The Company has amounts outstanding under its Equipment Financing Agreement (the “Equipment Agreement”) with the Bank, which enabled the Company to borrow against recently acquired Company equipment and fixed assets through January 31, 2001, the date the agreement expired. The amounts outstanding bear interest at the 36-month treasury rate plus 350 basis points, requires a commitment fee (and the reimbursement of bank expenses for certain costs of making and administering this facility) and a final payment equal to 6.5% of the value of the initial amount of each advance at the end of the financing period for that advance. Financial covenants under the Equipment Agreement require the Company to maintain certain liquidity ratios. Outstanding advances as of December 31, 2001, aggregated approximately $366,000 and are due through periods ending September 2003.

Under the terms of its office lease, the Company maintains a letter of credit under its line of credit with the Bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by the Company. The letter of credit required under the lease for fiscal year 2002 is $300,000 and decreases annually through 2003 to $100,000. As of the date of this filing, the Company was not subject to any draw against this letter of credit by the landlord.

The Company also maintains other customer-related letters of credit issued by Silicon Valley Bank to support specific terms and conditions of customer orders. The aggregate of these letters of credit was approximately $90,000 as of December 31, 2001. The Company maintains certain cash balances to secure its obligations under these letters of credit.

The Company is continuing to manage its expenses to conserve cash and maintain adequate liquidity. The Company has reduced operating expenses by approximately $4.1 million for the six months ended December 31, 2001 as compared to the same six month period last year and anticipates lower operating expenses during the next six months. The Company will continue to scale its expense base to match anticipated revenues to reach our plan of cash flow breakeven in the second half of this fiscal year. It has no significant commitments for capital expenditures at December 31, 2001. The Company believes that existing cash balances, cash flow from operations, the availability of credit under its credit facility with the Bank, and other potential sources of financing will support the Company’s working capital requirements for the next twelve months, based on the Company’s current expectations as to anticipated revenue, expenses and cash flow.

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

Revenue Growth and Economic Conditions. Developments in the telecommunications and Internet service provider markets, such as any further adverse change in global economic conditions, significant industry consolidation, significant formation of alliances among network operators and service providers, and any adverse changes in the regulatory environment could materially adversely affect the Company’s existing or potential customers. These factors could further reduce growth in the telecommunications and Internet service provider markets, or could cause the market value, financial results and prospects, as well as capital spending levels of providers in these markets to decline. These and other factors affecting these markets could reduce demand for the Company’s product-based solutions.

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

Credit Risk. Trade receivables subject the Company to the potential for credit risk with customers in the telecommunication services industry and government sector. Additionally, certain of the Company’s customers are often in the early stages of their development and their financial resources may be limited, which may adversely affect their ability to pay for the Company’s product-based solutions. Five customers represented 50% of the Company’s gross trade receivable balances as of December 31, 2001. To reduce credit risk, the Company conducts ongoing evaluations of its customers and monitors their payment patterns. The Company maintains accounts receivable allowances to provide for potential credit losses. However, there can be no assurances that all customers will be able or willing to pay their obligations to the Company and when one or more customers become unable or unwilling, in whole or in part, to pay its obligations to the Company, the Company’s cash flows and financial results have and could continue to be adversely affected.

International Sales. A substantial portion of the Company’s revenue is derived from international sales and is therefore subject to the related risks, including the general economic conditions in each country, the overlap of different tax structures, the difficulty managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, and longer payment cycles. There can be no assurances that the Company will be able to successfully address each of these challenges in the near term. The Company derived approximately $1.7 million, or 36.9% of its total revenue, from customers outside of the United States during the three months ended December 31, 2001 and approximately $3.7 million, or 41.1% of its total revenue for the six months ended December 31, 2001.

Hiring and Retention of Employees. The Company’s ability to successfully develop new, and enhance existing products, to service its customers, and to remain competitive depends in large part on its ability to attract and retain highly qualified technical, sales and marketing and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to continue to attract and retain such personnel.

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

Uneven Revenue Patterns and Forecasting. Historically, the Company has generated a disproportionate amount of its operating revenue toward the end of each quarter, making precise predictions of quarterly revenue and earnings particularly difficult and resulting in risk of variance of actual results from those forecast at any time. Furthermore, under generally accepted accounting principles, revenue may be deferred when significant elements required under a contract have not been completed, there are express conditions relating to product acceptance that have not been met, deferred payment terms, or collection is not considered probable. The Company’s operating results historically have varied and will continue to vary from fiscal period to fiscal period and to not be subject to accurate forecasting The Company’s financial results in any particular fiscal period are not necessarily indicative of results for future periods.

Market Consolidation. The North American communications industry has experienced significant consolidation There are fewer potential customers requiring operations support systems and related services, increasing the level of competition in the industry. In addition, larger, consolidated communication companies have strengthened their purchasing power, which creates pressure on the prices charged and the margins realized. These companies are also striving to streamline their operations by consolidating different communications systems and the related operations support systems into one system, reducing the number of vendors. The Company’s business will continue to be adversely affected by any industry consolidation, may lose customers as a result of industry consolidation, which may have a material adverse effect on the Company’s business, financial condition and results of operations.

PART II: OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders

     On November 13, 2001, the Registrant held its 2001 Annual Meeting of Stockholders (the “2001 Annual Meeting”). At the 2001 Annual Meeting, the following director was elected as a Class II director, to serve until the 2004 Annual Meeting of Stockholders, or until his successor is duly elected and qualify:

Paul G. Casner, Jr.	Votes For: 7,624,399	Votes Withheld: 67,482

     In addition to the Class II director enumerated above, as of the close of the 2001 Annual Meeting, the Company’s Board of Directors consisted of Harry M. Linowes and Gilbert A. Wetzel, Class I directors whose terms expire at the 2003 Annual Meeting of Stockholders, and George T. Jimenez a Class III director whose term expires at the 2002 Annual Meeting of Stockholders.

     At the 2001 Annual Meeting, the stockholders also took the following action:

To approve the proposal to ratify the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending June 30, 2002.

Votes For:	7,684,979
Votes Against:	6,175
Abstain:	727

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE*COMM CORPORATION

DATE February 13, 2002	By	/s/ George T. Jimenez
George T. Jimenez
Chief Executive Officer

/s/ Steven R. Delmar
Steven R. Delmar
Chief Financial Officer
(Principal Financial Officer)