Form 10-Q
period 2002-03-31
ACE COMM CORP
filed 2002-05-15
CIK 1017526

As filed with the Securities and Exchange Commission on May 8, 2002

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002.

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

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 31, 2002      9,317,062

                              ACE*COMM CORPORATION
                                      INDEX

Part I - Financial Information

Item 1.  Financial Statements

         Balance Sheets as of March 31, 2002
         (Unaudited) and June 30, 2001                                       3

         Statements of Operations (Unaudited) for the three and
         nine months ended March 31, 2002 and 2001                           4

         Statements of Cash Flows (Unaudited) for the

         nine months ended March 31, 2002 and 2001                           5

         Notes to Financial Statements (Unaudited)                           6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                                  8

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                   14

Signatures                                                                  14

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ACE*COMM CORPORATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                      MARCH 31, JUNE 30,
                                                                       2002       2001
                                                                   -----------  ---------
                                                                   (UNAUDITED)

                    ASSETS
Current assets:
    Cash and cash equivalents                                       $  3,338    $  5,770
    Accounts receivable, net                                           4,942       4,603
    Inventories, net                                                   1,219       1,360
    Prepaid expenses and other                                           406         509
                                                                    --------    --------
          Total current assets                                         9,905      12,242
Property and equipment, net                                            1,893       2,489
Other assets                                                              20         212
                                                                    --------    --------
          Total assets                                              $ 11,818    $ 14,943
                                                                    ========    ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Borrowings                                                      $    242    $    299
    Accounts payable                                                     952         239
    Accrued expenses                                                     515         623
    Accrued compensation                                               1,235       1,701
    Deferred revenue                                                   1,493       1,501
                                                                    --------    --------
          Total current liabilities                                    4,437       4,363
  Noncurrent borrowings                                                   49         221
  Other noncurrent liabilities                                            53         102
                                                                    --------    --------
          Total liabilities                                            4,539       4,686
                                                                    --------    --------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized,
       none issued and outstanding                                      --          --
    Common stock, $.01 par value, 45,000,000 shares authorized,
     9,317,062 and 9,264,112 shares issued and outstanding                93          93
  Additional paid-in capital                                          21,451      21,400
  Accumulated deficit                                                (14,265)    (11,236)
                                                                    --------    --------
     Total stockholders' equity                                        7,279      10,257
                                                                    --------    --------

     Total liabilities and stockholders' equity                     $ 11,818    $ 14,943
                                                                    ========    ========





   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                        FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                                  MARCH 31,                           MARCH 31,
                                                      -----------------------------        ------------------------------
                                                         2002              2001               2002               2001
                                                     (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
                                                     -----------        -----------        -----------        -----------
Revenue                                               $  5,025           $  5,519           $ 14,022           $ 19,799
Cost of revenue                                          2,468              2,863              7,121             10,541
                                                      --------           --------           --------           --------
     Gross profit                                        2,557              2,656              6,901              9,258
Selling, general, and administrative                     2,806              3,671              8,938             11,784
Research and development                                   161                521                603              1,311
Provision for doubtful accounts                            221                278                430                570
                                                      --------           --------           --------           --------
     Loss from operations                                 (631)            (1,814)            (3,070)            (4,407)
Interest income                                              9                 48                 83                178
Interest and other expense                                 (11)               (41)               (42)              (168)
                                                      --------           --------           --------           --------
     Loss before income taxes                             (633)            (1,807)            (3,029)            (4,397)
Income tax provision                                      --                 --                 --                 --
                                                      --------           --------           --------           --------
     Net loss                                         $   (633)          $ (1,807)          $ (3,029)          $ (4,397)
                                                      ========           ========           ========           ========
Basic net loss per share                              $  (0.07)          $  (0.20)          $  (0.33)          $  (0.48)
                                                      ========           ========           ========           ========
Diluted net loss per share                            $  (0.07)          $  (0.20)          $  (0.33)          $  (0.48)
                                                      ========           ========           ========           ========
Shares used in computing net loss per share:
    Basic                                                9,317              9,244              9,299              9,219
                                                      ========           ========           ========           ========
    Diluted                                              9,317              9,244              9,299              9,219
                                                      ========           ========           ========           ========




   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                        FOR THE NINE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                   ------------------------------------
                                                                                        2002                2001
                                                                                     (UNAUDITED)         (UNAUDITED)
                                                                                   ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                               $(3,029)          $(4,397)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
     Depreciation and amortization                                                       1,000             1,342
     Provision for doubtful accounts                                                       430               570
     Provision for inventory reserves                                                      130              --
     (Gain) loss on disposal of property and equipment                                      (3)                6
Changes in operating assets and liabilities:

     Accounts receivable                                                                  (769)            4,453
     Inventories, net                                                                       11               163
     Prepaid expenses and other assets                                                     118                31
     Accounts payable                                                                      713              (937)
     Accrued liabilities                                                                  (574)             (452)
     Deferred revenue                                                                       (8)               61
     Other liabilities                                                                     (50)             --
                                                                                       -------           -------
          Net cash (used for) provided by operating activities                          (2,031)              840
                                                                                       -------           -------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
     Purchases of property and equipment                                                  (238)             (465)
                                                                                       -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from sale of property and equipment                                       14              --
     Borrowings                                                                           --                  91
     Payments on debt                                                                     (207)             (174)
     Principal payments under capital lease obligation                                     (22)              (45)
     Repurchases of common stock                                                            (1)             --
     Proceeds from exercise of common stock options                                       --                 158
     Proceeds from employee stock purchase plan                                             53                89
                                                                                       -------           -------
          Net cash (used for) provided by financing activities                            (163)              119
                                                                                       -------           -------

          Net (decrease) increase in cash and cash equivalents                          (2,432)              494
Cash and cash equivalents, beginning of period                                           5,770             4,386
                                                                                       -------           -------
Cash and cash equivalents, end of period                                               $ 3,338           $ 4,880
                                                                                       =======           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest                                                                      $    53           $   150
         Income taxes                                                                  $     2           $    16



   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by ACE*COMM Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

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

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

                                         MARCH 31,         JUNE 30,
                                           2002              2001
                                        ----------        ----------

Billed receivables                       $ 3,180           $ 3,670
Unbilled receivables                       2,359             1,430
Allowance for doubtful accounts             (597)             (497)
                                         -------           -------
                                         $ 4,942           $ 4,603
                                         =======           =======

Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. The Company increased its allowance for doubtful accounts by $430,000 and wrote-off $329,000 in uncollectable accounts for the nine months ended March 31, 2002. The Company increased its allowance for doubtful accounts by $570,000 and wrote off $227,000 in uncollectable accounts for the nine months ended March 31, 2001.

NOTE 3 - STOCKHOLDERS' EQUITY

For the nine months ended March 31, 2002, the Company issued 53,950 shares of common stock under the Employee Stock Purchase Plan and there were no exercises of stock options issued under the Omnibus Stock Plan. In the third quarter of fiscal 2002, the Company repurchased 1,000 shares of its common stock on the open market and these shares were subsequently retired. For the nine months ended March 31, 2001, the Company issued 28,501 shares of common stock under the Employee Stock Purchase Plan and 35,550 shares of common stock through the exercise of stock options issued under the Omnibus Stock Plan.

NOTE 4 - INCOME TAXES

The deferred tax asset arising from the net loss incurred during the three and nine month periods ended March 31, 2002 and March 31, 2001, has been fully reserved. Accordingly, no income tax benefit has been recorded related to losses incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company, some or all of which may involve risk and uncertainty. The Company often introduces a forward-looking statement by such words as "anticipate," "plan," "projects," "continuing," "ongoing," "expects," "management (or the Company) believes," or "intend." Investors should not place undue reliance on these forward-looking statements, which involve estimates, assumptions, risks and uncertainties that could cause actual results to vary materially from those expressed in this Report or from those indicated by one or more forward-looking statements. The forward-looking statements speak only as of the date on which they were made, and the Company undertakes no obligation to update any of the forward-looking statements. In evaluating forward-looking statements, the risks and uncertainties investors should specifically consider include, but are not limited to, demand levels in the relevant markets for the Company's products, the ability of the Company's customers to make timely payment for purchases of its products and services, the risk of additional losses on accounts receivable, success in marketing the Company's products and services, the effectiveness of cost containment strategies, as well as the various factors contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and in subsequent reports filed with the Securities and Exchange Commission, including the matters set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Factors Affecting Future Operating Results," as well as others matters presented in this Report.

Overview
--------

The Company delivers enterprise telemanagement applications and Convergent Mediation(TM) solutions for wired and wireless voice, data, and Internet communications services providers. For communications service providers, the Company's solutions are typically tailored to each customer's needs and consist of hardware, software and related services that enable the capture, security, validation, correlation, augmentation, and warehousing of data from network elements and the distribution of this data in appropriate formats to OSS ("Operations Support Systems") and BSS ("Business Support Systems"). For enterprise networks, the Company also provides the OSS and centralized management applications..

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

Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During the three months ended March 31, 2002, the Company had six customers generating $150,000 or more in revenue during the period ("Major Customers") representing approximately 68% of total revenue. During the three months ended March 31, 2001, the Company had 11 Major Customers representing approximately 81% of total revenue. The average revenue earned per Major Customer was $571,000 and $406,000, respectively, for the three months ended March 31, 2002 and 2001.

During the three months ended March 31, 2002, the Company experienced a net loss from operations, primarily due to continuing lower demand from telecommunications service providers in North America. Management expects this lower demand to continue in the foreseeable future. To offset the effects of the current lower North American demand, the Company continues to target sales efforts in what it believes to be a growing market for its Convergent Mediation solutions outside of North America and in its enterprise telemanagement markets. It also continues to focus on streamlining the organization to meet its objectives, conserve cash and control expenses.

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

RESULTS OF OPERATIONS

The following table shows the percentage of revenue of certain items from ACE*COMM's statements of operations:



                                                                  FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                                          ENDED                      ENDED
                                                                        MARCH 31,                  MARCH 31,
                                                                    2002         2001          2002          2001
                                                                ------------------------------------------------------
     Revenue                                                      100.0  %     100.0  %       100.0  %     100.0  %
     Costs and expenses:
        Cost of revenue                                            49.1  %      51.9  %        50.8  %      53.2  %
        Selling, general and administrative                        55.9  %      66.5  %        63.7  %      59.6  %
        Research and development                                    3.2  %       9.5  %         4.3  %       6.6  %
        Provision for doubtful accounts                             4.4  %       5.0  %         3.1  %       2.9  %
                                                                ------------------------------------------------------
     Loss from operations                                         (12.6) %     (32.9) %       (21.9) %     (22.3) %
     Net interest income                                            0.0  %       0.2  %         0.3  %       0.1  %
                                                                ------------------------------------------------------
     Loss before income taxes                                     (12.6) %     (32.7) %       (21.6) %     (22.2) %
     Benefit for income taxes                                       0.0  %       0.0  %         0.0  %       0.0  %
                                                                ------------------------------------------------------
     Net loss                                                     (12.6) %     (32.7) %       (21.6) %     (22.2) %
                                                                ======================================================


Revenue

Revenue for the three months ended March 31, 2002 ("third quarter of fiscal year 2002") and March 31, 2001 was $5.0 million and $5.5 million, respectively, reflecting a decrease of $0.5 million or 9.0%. Revenue for the nine months ended March 31, 2002 and March 31, 2001 was $14.0 million and $19.8 million, respectively, reflecting a decrease of $5.8 million or 29.2%.

Revenue growth depends, in part, on the overall demand for the Company's solutions. Because the Company's sales are primarily to telecommunication and Internet service providers and enterprises, its ability to generate revenue also depends on specific conditions affecting those providers and on general economic conditions. The decrease in revenue during the three and nine month periods ended March 31, 2002 from the prior corresponding periods, reflects continuing weak industry-specific and general economic conditions. Revenue from sales to telecommunications and Internet service providers decreased 23.5% from $3.4 million to $2.6 million for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001, and represented approximately 51.7% of total revenue. Revenue from sales to enterprises increased 14.3% from $2.1 million to $2.4 million for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 and represented approximately 47.8% of total revenue. Revenue from sales to telecommunications and Internet service providers decreased 37.4% from $12.3 million to $7.7 million for the nine months ended March 31, 2002 as compared to the same nine month period last year, and represented approximately 55% of total revenue. Revenue from sales to enterprises decreased 16% from $7.5 million to $6.3 million for the nine months ended March 31, 2002 as compared to the same nine month period last year and represented approximately 45% of total revenue.

Backlog
-------

Backlog was $4.7 million as of March 31, 2002, compared to $5.7 million as of June 30, 2001. The Company defines backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services generally within one year. The Company experiences fluctuations in its backlog at various times. It anticipates that approximately $1.9 million of the backlog at March 31, 2002, will be recognized as revenue during the fourth quarter of fiscal year 2002. Although the Company believes that its entire backlog consists of firm orders, the Company's backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the delivery of complex systems.

Cost of Revenue
---------------

The Company's cost of revenue consists primarily of direct labor costs, direct material costs, and allocable indirect costs. The expenses for services provided by certain alliance partners in connection with the installation and integration of the Company's products may also be included.

Cost of revenue was $2.5 million and $2.9 million, respectively, for the three months ended March 31, 2002 and 2001, representing 49.1% and 51.9% of total revenue for each period, respectively. Cost of revenue was $7.1 million and $10.5 million, respectively, for the nine months ended March 31, 2002 and 2001, representing 50.8% and 53.2% of total revenue for each period, respectively. The decrease in the current quarter and for the nine months ended March 31, 2002 was primarily due to a decrease in personnel and related costs resulting from actions taken by the Company in response to unfavorable business conditions, as well as a reduction in hardware sales for the respective periods.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative (SG&A) expenses consist of costs to support the Company's sales and administrative functions. Sales expenses consist primarily of salary, commission, travel, trade show, bid and proposal, and other related selling and marketing expenses required to sell the Company's product-based solutions to target markets. General and administrative expenses consist of unallocated costs related to information systems infrastructure, facilities, finance and accounting, legal, human resources and corporate management.

SG&A expenses were $2.8 million and $3.7 million, respectively, for the three months ended March 31, 2002 and 2001 representing 55.9% and 66.5% of total revenue for each period, respectively. SG&A expenses were $8.9 million and $11.8 million, respectively, for the nine months ended March 31, 2002 and 2001, representing 63.7% and 59.6% of total revenue for each period, respectively. The decreases in the current three and nine month periods were primarily a result of a continuing effort to reduce expenses which includes Company and employee initiated reductions in labor expense. The Company expects that SG&A expenses will continue to decrease throughout the remainder of fiscal 2002.

Research and Development Expenses
---------------------------------

Research and development expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of the Company's product-based solutions.

Research and development expenses were $0.2 million and $0.5 million during the three months ended March 31, 2002 and 2001, respectively, representing 3.2% and 9.5% of total revenue for each period, respectively. Research and development expenses were $0.6 million and $1.3 million during the nine months ended March 31, 2002 and 2001, respectively, representing 4.3% and 6.6% of total revenue for each period, respectively. The decreases in the current three and nine month periods were primarily due to a decrease in resources applied to internal research and development. The Company has been selective in approving new projects and, in some instances, discontinued projects that were not related to the development of enterprise and Convergent Mediation(TM) solutions. The Company expects that research and development expenses will be lower throughout the remainder of fiscal 2002 as compared to last fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002 and June 30, 2001, the Company's primary sources of liquidity were cash and cash equivalents of $3.3 million and $5.8 million, respectively. Cash and cash equivalents decreased by 42.1% from June 30, 2001 to March 31, 2002, and comprised 28.2% and 38.6% of total assets as of March 31, 2002 and June 30, 2001, respectively.

Working capital was $5.5 million at March 31, 2002, as compared to $7.9 million at June 30, 2001. Working capital decreased $2.4 million or approximately 31% during the nine months ended March 31, 2002, primarily as a result of operating losses, net of depreciation and amortization in excess of purchased assets.

The Company recognized a provision for doubtful accounts of $430,000 and $570,000 during the nine months ended March 31, 2002 and 2001, respectively. The Company expects that domestic telecommunication and Internet service providers will continue to encounter difficulties in fiscal 2002 and this may impact their ability to pay amounts due to the Company. The decrease in the allowance for doubtful accounts, as compared to the prior corresponding period, was primarily due to a large specific bad debt provision recorded in the second quarter of fiscal 2001 that was not repeated in the second quarter of fiscal 2002.

The Company's operating activities used $2.0 million and generated $0.8 million in cash during the nine months ended March 31, 2002 and 2001, respectively. The changes between periods in cash flows from operating activities are primarily the result of the changes in accounts receivable and accounts payable balances, which fluctuate relative to the timing and volume of the Company's revenue. The Company's cash flow in 2001 benefited from cash collections generated from a higher sales level in the prior fiscal year.

Net cash used for investing activities was $238,000 and $465,000, respectively, during the nine months ended March 31, 2002 and 2001. The decline in cash outflows for investing activities during these periods is due to a reduction in capital purchases of computer equipment.

The Company's financing activities used cash of $163,000 and generated cash of $119,000 during the nine months ended March 31, 2002 and 2001, respectively. The Company experienced negative cash flows from financing activities during the nine months ended March 31, 2002, primarily due to payments on borrowings and other financial obligations. The Company incurred positive cash flows from financing activities during the nine months ended March 31, 2001, as a result of the exercises of common stock options and employee stock purchases, offset by net payments on borrowings and other financial obligations.

The Company has the ability to borrow up to $3.0 million under its Accounts Receivable Purchase Agreement with Silicon Valley Bank (the "Bank"). Under this agreement, the Company may borrow up to 80% of the face value of each receivable through the Bank's discretionary purchase of that receivable with the balance, net of finance charges, payable to the Company following collection of the receivable. The costs of this Agreement include a finance charge equal to the Bank's prime rate charged on the average daily balance of receivables purchased and outstanding, a monthly administrative fee of 0.25% of the face amount of receivables purchased that month, and certain costs and expenses of the Bank in administering the facility. As of March 31, 2002, there were no outstanding borrowings under this agreement. This agreement was modified on March 27, 2002 to extend the termination date from March 27, 2002 until June 26, 2002. The Company and the Bank are currently negotiating a new agreement, which the Company believes will be on terms not materially adverse to the Company.

The Company has amounts outstanding under its Equipment Financing Agreement (the "Equipment Agreement") with the Bank, which enabled the Company to borrow against recently acquired Company equipment and fixed assets through January 31, 2001, the date the agreement expired. The amounts outstanding bear interest at the 36-month treasury rate plus 350 basis points, requires a commitment fee (and the reimbursement of bank expenses for certain costs of making and administering this facility) and a final payment equal to 6.5% of the value of the initial amount of each advance at the end of the financing period for that advance. Financial covenants under the Equipment Agreement require the Company to maintain certain liquidity ratios. Outstanding advances as of March 31, 2002, aggregated approximately $291,000 and are due through periods ending September 2003.

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

The Company also maintains other customer-related letters of credit issued by Silicon Valley Bank to support specific terms and conditions of customer orders. The aggregate of these letters of credit was approximately $260,000 as of March 31, 2002. The Company maintains certain cash balances to secure its obligations under these letters of credit.

The Company is continuing to manage its expenses to conserve cash and maintain adequate liquidity. The Company has reduced operating expenses by approximately $5.4 million for the nine months ended March 31, 2002 as compared to the same nine month period last year and anticipates lower operating expenses during the next three months. The Company will continue to scale its expense base to match anticipated revenues to reach our plan of cash flow breakeven in the fourth quarter of this fiscal year. It has no significant commitments for capital expenditures at March 31, 2002. The Company believes that existing cash balances, cash flow from operations, the availability of credit under its credit facility with the Bank, and other potential sources of financing will support the Company's working capital requirements for the next twelve months, based on the Company's current expectations as to anticipated revenue, expenses and cash flow.

ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company provides product-based solutions to a technology driven industry sector. Therefore, the Company's success is dependent in part upon factors beyond its control. This report contains forward-looking statements relating to the prospective operating results of the Company. The following are factors that could affect the Company's future operating results. These factors are intended to serve as a cautionary statement to statements that may be made, either verbally or in writing, including those in any other forward-looking statements made by or on behalf of the Company.

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

Revenue Growth and Economic Conditions. Developments in the telecommunications and Internet service provider markets, such as any further adverse change in global economic conditions, significant industry consolidation, significant formation of alliances among network operators and service providers, and any adverse changes in the regulatory environment could materially adversely affect the Company's existing or potential customers. These factors could further reduce growth in the telecommunications and Internet service provider markets, or could cause the market value, financial results and prospects, as well as capital spending levels of providers in these markets to decline. These and other factors affecting these markets could reduce demand for the Company's product-based solutions.

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

Credit Risk. Trade receivables subject the Company to the potential for credit risk with customers in the telecommunication services industry and government sector. Additionally, certain of the Company's customers are often in the early stages of their development and their financial resources may be limited, which may adversely affect their ability to pay for the Company's product-based solutions. Five customers represented 57% of the Company's gross trade receivable balances as of March 31, 2002. To reduce credit risk, the Company conducts ongoing evaluations of its customers and monitors their payment patterns. The Company maintains accounts receivable allowances to provide for potential credit losses. However, there can be no assurances that all customers will be able or willing to pay their obligations to the Company and when one or more customers become unable or unwilling, in whole or in part, to pay its obligations to the Company, the Company's cash flows and financial results have and could continue to be adversely affected.

International Sales. A substantial portion of the Company's revenue is derived from international sales and is therefore subject to the related risks, including the general economic conditions in each country, the overlap of different tax structures, the difficulty managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, and longer payment cycles. There can be no assurances that the Company will be able to successfully address each of these challenges in the near term. The Company derived approximately $2.9 million, or about 58% of its total revenue, from customers outside of the United States during the three months ended March 31, 2002 and approximately $6.5 million, or about 47% of its total revenue from customers outside of the United States for the nine months ended March 31, 2002.

Hiring and Retention of Employees. The Company's ability to successfully develop new, and enhance existing products, to service its customers, and to remain competitive depends in large part on its ability to attract and retain highly qualified technical, sales and marketing and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to continue to attract and retain such personnel.

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

Uneven Revenue Patterns and Forecasting. Historically, the Company has generated a disproportionate amount of its operating revenue toward the end of each quarter, making precise predictions of quarterly revenue and earnings particularly difficult and resulting in risk of variance of actual results from those forecast at any time. Furthermore, under generally accepted accounting principles, revenue may be deferred when significant elements required under a contract have not been completed, there are express conditions relating to product acceptance that have not been met, deferred payment terms, or collection is not considered probable. The Company's operating results historically have varied and will continue to vary from fiscal period to fiscal period and to not be subject to accurate forecasting The Company's financial results in any particular fiscal period are not necessarily indicative of results for future periods.

Market Consolidation. The North American communications industry has experienced significant consolidation There are fewer potential customers requiring operations support systems and related services, increasing the level of competition in the industry. In addition, larger, consolidated communication companies have strengthened their purchasing power, which creates pressure on the prices charged and the margins realized. These companies are also striving to streamline their operations by consolidating different communications systems and the related operations support systems into one system, reducing the number of vendors. The Company's business will continue to be adversely affected by any industry consolidation, may lose customers as a result of industry consolidation, which may have a material adverse effect on the Company's business, financial condition and results of operations.

PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

None

(b)      Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ACE*COMM CORPORATION



DATE  May xx, 2002                     By   /s/ George T. Jimenez
                                            ---------------------
                                            Chief Executive Officer

                                            /s/ Steven R. Delmar
                                            ---------------------
                                            Chief Financial Officer
                                            (Principal Financial Officer)