Form 10-K
period 2002-06-30
ACE COMM CORP
filed 2002-10-01
CIK 1017526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of August 21, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant [(i.e. persons who are not directors, officers or affiliated therewith)] was approximately $4,800,000 ([7,330,664] shares of Common Stock at a closing price on the Nasdaq National Market of $0.65 on such date). Outstanding as of August 21, 2002 were 9,338,803 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for its annual meeting to be held on November, 13, 2002 are incorporated by reference in Part III.

                              ACE*COMM CORPORATION

                                TABLE OF CONTENTS

                                                                          PAGE
                                     PART I
Item 1.   BUSINESS                                                           3

Item 2.   PROPERTIES                                                        11

Item 3.   LEGAL PROCEEDINGS                                                 11

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               11

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT                              12

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                               13

Item 6.   SELECTED FINANCIAL DATA                                           13

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                               15

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       23

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                            23

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                24

Item 11.  EXECUTIVE COMPENSATION                                            24

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                                    24

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    24

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
          FORM 8-K                                                          24

                                     PART I

ITEM 1.  BUSINESS

This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business - Backlog", "Business - Proprietary Rights and Licenses", "Selected Financial Data", and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Factors Affecting Future Operating Results". Investors should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date in which they are made, and the Company undertakes no obligation to update any forward-looking statements.

The Company's fiscal year ends on June 30. Unless otherwise noted, all references to years in this document are assumed to be fiscal years.

GENERAL

ACE*COMM Corporation, incorporated in Maryland in 1983, and its subsidiary ACE*COMM Canada, incorporated in Quebec in 1996 (hereinafter referred to collectively as the "Company"), delivers enterprise telemanagement and Convergent Mediation(TM) solutions to wired and wireless voice, data, and Internet communications providers. The Company's solutions consist of hardware, software and related services, that enable the capture, security, validation, correlation, augmentation, and warehousing of data from network elements and the distribution of data in appropriate formats to OSS ("Operations Support Systems") and BSS ("Business Support Systems") operations. The Company's solutions derive information from the mass of data that is generated by a customer's network. This information can be used to reduce costs, accelerate time-to-market for new products and services, generate new sources of revenue, and push forward with next-generation initiatives. The consolidated financial statements include the accounts of the Company and its subsidiary, ACE*COMM Canada. All significant inter-company balances and transactions have been eliminated in consolidation.

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

The Company's Convergent Mediation(TM) solutions provide the following range of capabilities:

CAPTURE AND COLLECTION

Capture and Collection refer to the processes involved in the securing of network usage data. The mandate for these processes is to gather and secure all of the data once and once only--to ensure there are no duplicates or gaps. This includes associated audits to ensure that data exchange is performed correctly, and to generate alarms when an error is detected. Typically, the term "capture" is used where the data extraction interface requires a co-located adjunct to the network element. "Collection" generally refers to the process of centralizing data from several sites. Data is gathered directly from multiple network elements and from other data capture adjunct processors.

MANAGE

Data management refers to the different data processing capabilities of the mediation system. For example, data is validated for syntactical and semantic errors. Duplicate data is weeded out, gaps in the data sequence are identified, and alarms are generated. Different record formats can be normalized into a common format to ensure that downstream processing modules have only a single record format to deal with. Records can be augmented with customer, service, cost, and other billing information. Fragmented records can be reassembled to provide a single view of the call session. Also, error correction and reprocessing can be applied to data that failed any of the processing stems from a previous run.

PRICE/COST

Pricing and costing identifies and monitors inbound and outbound data flows in real-time from a financial perspective. This enables the measurement of individual records and summarized usage records, support for multiple rating dimension and flexible plans for inter-carrier invoice reconciliation and pre-billing processing, rate changes on a scheduled basis or in real-time for rapid response, and the management of termination costs.

PRESENT

Presentation functions reformat and summarize network usage records for numerous downstream applications such as billing and fraud systems. The presentation layer may perform the transformation on a per-record basis (one output record per input record) or on a summary-basis in which many detail records are aggregated into one record. A single source of data is used for all business operations, which ends duplication, discrepancies, and the need for data reconciliation, and provides the ability to plan and make decisions based on solid business analysis.

WAREHOUSE

Specialized network-usage data warehousing adds value to data by correlating, aggregating, and augmenting it to an individual customer's specifications. It can turn large volumes of network data into the knowledge required to maintain a competitive advantage, quickly detect and correct traffic flow problems, profile customer usage and gain knowledge for effective marketing, filter out unbillable data, and reprocess erroneous data until it is resolved.

CALEA SOLUTION

This solution is a comprehensive voice/data monitoring system that collects and analyzes suspicious and high-risk information enabling law enforcement groups, security agencies, and IT managers to make decisions and take action in security-threatening environments.

SOLUTIONS FOR ENTERPRISES

The Company offers solutions to enterprises, which include government agencies, military organizations, educational institutions and "Fortune 1000" size organizations, for the automation of network operations and management functions. The Company's NetPlus(R) Enterprise Operations Support System (EOSS) is the core capability of this solution set and is deployed on multi-vendor/multi-protocol voice, data, and video networks. NetPlus(R) is scalable, to accommodate numerous network sizes and locations. NetPlus(R) enables enterprises to improve service and control costs by managing various aspects of the network, including alarm and fault resolution, cabling and facilities management, convergent billing, charge back billing, cost control and recovery. NetPlus(R) also provides the capability to automate maintenance by providing work orders, trouble tickets, inventory, and switching equipment configuration management.

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

NETPLUS(R) EOSS INTERNET CONTENT MANAGER

A new set of features for the surveillance and monitoring of Internet events, traffic, and data. It provides enterprise telephony and IT managers with security-monitoring and productivity-tracking capabilities for network knowledgeextraction and surveillance.

DIRECTORY MANAGEMENT

An application that handles personnel, departmental and classified directory listings in organizational or alphabetical formats.

NETPLUS(R) CALL INTERCEPT MANAGER (CIM)

A high performance surveillance system that is fully compliant with legal interception standards, ensuring accurate and responsible surveillance and risk management. The CIM can collect both Interception Related Information (IRI) and Call Content (CC) in real-time.

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

PROFESSIONAL SERVICES AND SUPPORT

The Company's services are generally delivered in conjunction with the Company's solutions. The Company's professional service team assists customers in implementing its solutions, educates users, and provides maintenance and technical support. Implementation services include identification of technical requirements, solution design, product testing, and installation and integration. The Company's systems integration partners often provide additional expertise on international contracts and orders. The Company provides comprehensive educational courses to its customers, alliance partners, and employees so they can acquire the knowledge and skills necessary to deploy, use and maintain the Company's solutions. The Company also offers train-the-trainer programs that enable its customers to conduct their own internal end-user training. The Company's maintenance and technical support services include help desk support, problem resolution, software maintenance and scheduled software upgrades. The Company provides technical support for its products from its Gaithersburg headquarters and utilizes the Web, telephone, electronic mail and, if necessary, on-site assistance to respond to and resolve customers' technical questions. International customers are supported either directly by the Company or by third-party vendors trained by the Company.

The Company believes that a high level of customer support is critical to the Company's continuing success in developing relationships with end users and its strategic partners (See "Business-Strategic Alliances and Partners").

QUALITY

The Company maintains an ISO 9001 standard Quality Management Program to monitor the quality of its offerings and has an internal Quality Management Committee to set quality objectives for the Company and a Quality Assurance Department to implement and monitor compliance with the applicable procedures.

SALES AND MARKETING

The Company markets and sells product-based solutions directly through its sales force. The Company concentrates its sales efforts on a range of service providers, from small start-ups to large established communication providers that offer voice and data services, including Internet-based services. The Company complements its direct sales with indirect sales through its strategic alliances with OSS/BSS operators, original equipment manufacturers ("OEM") and resellers. These alliance partners give the Company's direct sales force a global reach and provide significant leads and referrals. The Company also believes that these relationships lend credibility and help to gain additional market acceptance for its product-based solutions.

The Company sells substantially all of its product-based solutions worldwide from its headquarters in Gaithersburg, Maryland. In 2002, the Company continued to expand its sales and marketing efforts outside North America through a combination of direct sales in selected markets, continued partnerships with systems integrators, and the extension of its relationships with existing customers. These efforts resulted in greater Middle Eastern and Asian sales in fiscal year 2002.

The Company derives a majority of its revenues from products delivered or services performed within the United States. Products delivered or services performed outside of the United States represented approximately 45%, 39% and 29% of total revenues in fiscal years 2002, 2001, and 2000, respectively. See
Note 13 of the Notes to Financial Statements for a summary of the Company's revenue by geographic area.

Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During 2002, the Company had 20 customers each generating $250,000 or more in revenues during the period ("Major Customers") and together represented approximately 86% of total revenues. Siemens AG, the Company's largest customer in fiscal year 2002, represented approximately 17% of total revenues and TRW contributed approximately 11% of total revenues. During 2001, the Company had 23 Major Customers representing 93% of total revenues. Siemens AG represented approximately 23% of revenues and Winstar contributed 14% of total revenues earned during 2001. During 2000, the Company had 27 Major Customers representing 90% of total revenues. The average revenues earned per Major Customer were $0.8 million in 2002, $1.0 million in 2001 and $1.1 million in 2000.

The sales process for new contracts or orders generally requires a significant investment of time and money and takes from several months to several years. This process involves senior executives, sales representatives and support personnel, and typically requires presentations, demonstrations, field trials, and lengthy negotiations. The Company spends significant time consulting with strategic partners and end users to adapt its products to meet end user requirements and to determine their evolving requirements for updates and enhancements.

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

Each alliance typically involves a formal agreement between the Company and a strategic alliance partner, pursuant to which the parties agree that the Company will develop and sell products to the partner for use by the partner, or by its customers who are in such cases the end users of the Company's products. Each agreement specifies the terms of the alliance, which may include off the shelf products and/or parameters for product development and product specifications, product pricing, the terms of intellectual property ownership, and the responsibilities of each partner for system integration, proposal drafting, sales and marketing. Once the products are developed, the strategic alliance partner will issue specific orders to the Company from time to time to purchase products, subject to the terms of the overall agreement. The products are generally purchased and paid for by the partner for resale to its customers directly or as part of a larger system installation. Sales to a strategic alliance partner may vary from period to period, depending on the timing of orders, which in turn may depend on a number of factors, including the completion of the Company's product development, the partner's marketing and sales efforts to its customers, the timing of orders from the partner's customers, and various internal financial, strategic and other factors specific to a partner or any of its customers. Accordingly, sales to a partner in one period are not necessarily predictive of sales to the partner in future periods.

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

Comgates Ltd. - The Company's Convergent Mediation(TM) solutions provide the COMGATES Softswitch with the ability to generate billing information from the transactions that its softswitch technology processes.

Ubiquity Software Corporation ("Ubiquity") - The Company's alliance with Ubiquity addresses customer demands for Session Initiation Protocol (SIP) solutions that allow end-users to conduct communications sessions over IP networks. The companies' joint offering is intended to allow customers to quickly deploy Ubiquity's Helmsman(R) Application Services Platform without any disruption to their existing OSS/BSS infrastructure.

Dynamicsoft, Inc. - The Company's Convergent Mediation(TM) solutions interface with the Dynamicsoft Session Management Suite proxy server to collect important usage information, providing mediation and data warehousing capabilities to wireline and wireless carriers.

Convergys Corporation ("Convergys") (formerly Geneva Technology) - The Company's Convergent Mediation(TM) solutions provide important usage information to Convergys' carrier grade billing. Convergys billing products are designed to handle the volumes of data that are typical of companies such as national PTTs that support many millions of customers.

OEM

Alliances in this category encompass original equipment manufacturers that embed the Company's technologies into their solutions for end-users.

Compagnie Financiere Alcatel ("Alcatel") - The Company's Convergent Mediation(TM) solutions collect usage information from specific Alcatel switches providing the mission important billing information carriers need.

Cisco Systems, Inc. ("Cisco") - The Company is a Cisco New World Ecosystem alliance partner focusing on mediation and data warehousing solutions for convergent networks.

Marconi Corporation, PLC ("Marconi")- The Company provides Convergent MediationTM solutions that work in conjunction with Marconi's ServiceOn Management(R) suite of products.

Motorola, Inc. - The Company provides Convergent Mediation(TM) solutions, integrated into the Mobile Data Gateway switch, that collect and format call detail records for electronic transmission to a billing center.

Zoom Networks Inc. ("Zoom") - The Company provides Convergent Mediation(TM) solutions for bundling into comprehensive offerings for Zoom's customers, who are primarily in the Chinese wireless and next-generation networks market sectors.

RESELLERS

Alliances in this category encompass leading hardware and software vendors or integrators who are resellers for the Company's products.

TRW, Inc. - The Company provides subcontract services for its Convergent Mediation(TM) platform to TRW Inc. for the real-time usage data management, warehousing and analysis requirements of a digital radio service in the United Kingdom.

General Dynamics Corporation ("GD")- As a GD's subcontractor for network management products, the Company installs and supports NetPlus(R) at multiple military facilities.

Keane, Inc. - The Company's primary involvement with Keane Inc. is the delivery of NetPlus(R)and related services to United States Government installations around the world.

Siemens AG - The Company sells its Enterprise Telemanagement Operations Support and Convergent Mediation(TM) solutions outside the United States through Siemens AG, who serves as a prime contractor.

MOSECO Jordan - The Company's alliance agreement with MOSECO Jordan covers sales and support activities to address the operations support systems requirements of the Middle Eastern region's communications service providers.

Unisys Corporation ("Unisys") - The Company has an arrangement with Unisys to collectively design and deploy NetPlus(R) as part of an overall Unisys offering to state government customers.

BACKLOG

The Company defines backlog as signed contracts or purchase orders for delivery of its product-based solutions generally within the next year. Backlog at June 30, 2002, 2001, and 2000 was approximately $4.9 million, $5.7 million, and $8.9 million, respectively. The Company has experienced fluctuations in its backlog at various times. It anticipates that $3.9 million of the backlog at June 30, 2002, will be recovered during fiscal 2003. Although the company believes that its entire backlog consists of firm orders, the Company's backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the delivery of complex systems. Backlog, as defined, does not include contracts for solutions that require the further issuance of purchase orders.

The Company's contracts are large and technically complicated and require a significant commitment of management and financial resources from its customers. The development of a contract is typically a lengthy process because it must address a customer's specific technical requirements and often requires internal approvals that involve substantial lead-time. Accordingly, the Company may experience significant variations in revenue from quarter to quarter, as a result of delays in contract signing or contract order deliveries. In addition, contracts that involve software deliveries may involve customization of the product to specific customer requirements, which can delay final delivery of the order. No assurance can be given that current backlog will necessarily lead to revenue in any specific future period.

COMPETITION

Competition in the markets for the Company's product-based solutions is driven by rapidly changing, enabling and core network and communications technologies, evolving industry standards, frequent new product introductions and enhancements, and rapid changes in customer requirements. To maintain and improve its competitive position, the Company must continue to develop and introduce value-added, timely and cost-effective new products, features and services that keep pace with technological developments and emerging industry standards, and address the increasingly sophisticated needs of our customers. The Company expects continued intense competition in the telecommunications, Internet service provider and enterprise network markets.

The Company believes that the principal competitive factors in these markets include: product performance that meets customer expectations, specialized project management capabilities, in-house technical expertise, compliance with industry quality standards and protocols, in-house customer support, product features that include adaptability, scalability and flexibility, the ability to integrate with other products, adjustable functionality and ease-of-use, product reputation, responsiveness to customer needs, and timeliness of implementation. To remain competitive, the Company will be required to respond promptly and effectively to the challenges of next generation technological changes within the industry, as well as to our competitors' innovations.

In the telecommunications and Internet service provider markets, the Company's current and prospective competitors include: (i) large service providers who develop full-system products internally, tailored to their particular specifications, (ii) other companies, such as Comptel Corporation, Narus, Inc., and Xacct Technologies, that can provide data collection, mediation components, and data storage capabilities, (iii) vendors that supply more inclusive products, such as Intec., and EDB4tel (iv) telecommunications equipment manufacturers that provide network products, such as Lucent Technologies, Inc., and Ericsson, (v) companies that provide OSS software applications for carriers, such as MetaSolv Software, Inc., (vi) companies that supply product components, such as Ericcson-Hewlett-Packard and Fujitsu, (vii) companies that provide billing and customer care applications, such as Amdocs Limited and Portal Software, Inc., and (viii) companies that develop custom solutions, such as EDS Inc. and Computer Sciences Corp.

In the enterprise network market, our current and prospective competitors include (i) companies that provide products for telephony networks, such as MDR Switchview Global Networks Inc., Peregrine Systems, Inc., Stonehouse Technologies, Inc., and Veramark Technologies, Inc., and (ii) companies that provide products for data networks, such as Remedy Corp. and Computer Associates International, Inc.

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

The Company competes with a number of companies that have substantially greater financial, technical, sales and marketing capabilities in addition to other resources, as well as greater name recognition. As a result, the Company's competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than the Company. There can be no assurance that our current or potential competitors will not develop products comparable or superior to those developed by the Company, or adapt more quickly than the Company to new technologies, evolving industry trends or changing customer requirements.

RESEARCH AND PRODUCT DEVELOPMENT

The Company's research and development efforts are focused on developing new products to meet the growing needs of its customers and on improving existing products by incorporating new features and technologies. The Company believes that the timely development of new products and enhancements is essential to maintaining its competitive position in the marketplace. In its research and development efforts the Company works closely with customers, end users and leading technology vendors, in tailoring new features that are subsequently incorporated into future versions of products available to all customers. The Company continually reviews opportunities to license technologies from third parties when appropriate based on timing and cost considerations.

Research and development expenses were $0.8 million, $1.7 million and $2.3 million in 2002, 2001, and 2000, respectively. As a percent of revenues, research and development expenses were approximately 4% in 2002 and approximately 7% in 2001 and 2000.

PROPRIETARY RIGHTS AND LICENSES

The Company currently holds a patent on it's N*Usage technology and also relies on a combination of copyright, trademark, contract and trade secret laws and statutory and/or common law to maintain its proprietary rights to its other products. The Company believes that, patent protection is effective for some product technologies, but because of the rapid pace of technological change in the telecommunication and software industries, patent protection for other products is a less significant factor in the Company's success than the knowledge, ability and experience of the Company's employees, the frequency of product enhancements and the timeliness and quality of support services provided by the Company.

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

EMPLOYEES

At June 30, 2002, the Company employed 113 full- and part-time employees. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.


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



                                  SQUARE                              CURRENT
         LOCATION                 FOOTAGE      LEASE EXPIRATION       ANNUAL RENT
         --------                 -------      ----------------       -----------
         Gaithersburg, Maryland   38,427       November 30, 2003      $783,000 (subject to
                                                                      annual increases of
                                                                      approximately
                                                                      $21,000 and allocated
                                                                      operating costs each
                                                                      year)

         Montreal, Quebec, Canada  3,415       June 30, 2006          $65,000


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of its security holders during the fourth quarter of 2002.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of the current executive officers of the Company.



   NAME                           AGE          CURRENT POSITION
   ----                           ---          ----------------
   George T. Jimenez              66           Chairman of the Board, Chief Executive Officer, President
                                               and Treasurer
   Joseph A. Chisholm             61           Chief  Operating Officer
   Steven R. Delmar               46           Chief Financial Officer
   Martin Demers                  39           Chief Marketing Officer
   Loretta L. Rivers              45           Corporate Secretary and Director of Human Resources



George T. Jimenez is the Chief Executive Officer of the Company and has served as Treasurer and a Director of the Company since its inception in 1983. From 1983 to September 1999, Mr. Jimenez also serves as the President of the Company.

Joseph A. Chisholm joined the Company in February 2001 as Vice President of Engineering, and was named Chief Operating Officer in August 2001. Mr. Chisholm served as Vice President of Engineering and Operations for GE Capital Spacenet Services from 1994 until his retirement in 1998.

Steven R. Delmar joined the Company as a consultant in July 2001 and was appointed the Chief Financial Officer as of October 1, 2001. Prior to joining the Company, Mr. Delmar held various executive positions with Microlog Corporation, a communications software company, including fifteen years as Executive Vice President and Chief Financial Officer. He was most recently Co-President and a Director of Microlog.

Martin Demers has been the Chief Marketing Officer of the Company since November 2000 and has held various senior positions, including Division Vice President, Division Director, and Product Manager, since joining the Company in 1996. Mr. Demers was named Chief Marketing Officer in November 2000. Prior to joining ACE*COMM, Mr. Demers managed the development of Teleglobe's data management infrastructure to support its international expansion.

Loretta L. Rivers has been Corporate Secretary since 1989 and was also named Director of Human Resources in January 2001. Ms. Rivers has served in various capacities with the Company since its inception in 1983.

The term of each executive officer will expire at the next annual meeting of the Board of Directors, which is scheduled for November 13, 2002.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER
           MATTERS

COMMON STOCK PRICES

The Company's common stock is traded on The Nasdaq National Market under the symbol ACEC. The following table sets forth for the periods indicated the highest and lowest bid prices at the 4:00 close for the shares of common stock reported on the Nasdaq National Market.

                                      YEAR ENDED JUNE 30,
                      -----------------------------------------------
                               2002                     2001
                      ---------------------     ---------------------
                        HIGH         LOW          HIGH         LOW
                      --------     --------     --------     --------


1st Quarter           $   1.65     $   1.12     $   9.81     $   5.41
2nd Quarter               1.49         1.05         6.88         2.25
3rd Quarter               1.50         1.12         2.94         1.06
4th Quarter               1.41         0.95         1.90         1.03

COMMON STOCKHOLDERS

As of August 21, 2002, there were 9,338,803 common shares outstanding and held by 111 shareholders of record.

DIVIDENDS

The Company has never declared or paid cash dividends on the Common Stock. The Company currently intends to retain earnings, if any, to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. The future payment of cash dividends, if any, is within the discretion of the Board of Directors and will depend on the future earnings, capital requirements, financial condition and future prospects of the Company and such other factors, as the Board of Directors may deem relevant. Under the term of its line of credit, the Company cannot pay or declare dividend without the approval of its bank.


ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data presented below for each of the Company's fiscal years in the five-year period ended June 30, 2002 and as of June 30, 2002, 2001, 2000, 1999, and 1998 are derived from the audited financial statements of the Company.



                                                   YEAR ENDED JUNE 30,
                                ------------------------------------------------------
                                  2002        2001        2000       1999       1998
                                --------    --------    --------   --------   --------
                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue                         $ 18,094    $ 24,179    $ 33,766   $ 29,657   $ 22,465
Gross profit                       8,982      10,844      19,413     15,892      9,140

Net (loss) income               $ (3,988)   $ (6,927)   $  2,198   $    618   $ (9,219)


Net (loss) income per share:
              Basic             $  (0.43)   $  (0.75)   $   0.24   $   0.07   $  (1.06)
                                ========    ========    ========   ========   ========

              Diluted           $  (0.43)   $  (0.75)   $   0.23   $   0.07   $  (1.06)
                                ========    ========    ========   ========   ========



                                                                     JUNE 30,
                                    ---------------------------------------------------------------------------
                                     2002             2001             2000             1999             1998
                                    -------          -------          -------          -------          -------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents           $ 3,530          $ 5,770          $ 4,386          $ 3,424          $ 2,956
Working capital                       4,702            7,879           13,335            7,959            5,978
Total assets                         10,402           14,943           22,785           18,699           24,593
Long-term liabilities                    44              323              597               74              122
Total liabilities                     4,071            4,686            5,866            5,220           11,808
Stockholders' equity                  6,331           10,257           16,919           13,479           12,785




SELECTED QUARTERLY FINANCIAL DATA

The following table presents certain unaudited statement of operations data for each quarter of 2002 and 2001. This data has been derived from the Company's unaudited financial statements and has been prepared on the same basis as the Company's audited financial statements, which appear in this Annual Report on Form 10-K. In the opinion of the Company's management, this data includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such data. Such quarterly results are not necessarily indicative of future results of operations. This information is qualified by reference to, and should be read in conjunction with, the Company's financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.



                                                                FISCAL THREE MONTHS ENDED
                                  ------------------------------------------------------------------------------------
                                               2002                                            2001
                                  -----------------------------------------   ----------------------------------------
                                  SEPT. 30,   DEC. 31,  MARCH 31,  JUNE 30,   SEPT. 30,  DEC. 31,  MARCH 31,  JUNE 30,
                                    2001        2001      2002       2002       2000       2000       2001      2001
                                   -------    -------    -------    -------    -------   -------     ------    -------
                                                           (IN THOUSANDS EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS
DATA:
Revenue                            $ 4,396    $ 4,601    $ 5,025    $ 4,072    $ 9,005   $ 5,275    $ 5,519    $ 4,380
Gross profit                         2,020      2,324      2,557      2,080      4,397     2,206      2,656      1,585
Net income (loss)                   (1,438)      (958)      (633)      (959)       169    (2,759)    (1,807)    (2,530)

Net income (loss) per share:
          Basic                    $ (0.15)   $ (0.10)   $ (0.07)   $ (0.10)   $  0.02   $ (0.30)   $ (0.20)   $ (0.27)
                                   =======    =======    =======    =======    =======   =======    =======    =======
          Diluted                  $ (0.15)   $ (0.10)   $ (0.07)   $ (0.10)   $  0.02   $ (0.30)   $ (0.20)   $ (0.27)
                                   =======    =======    =======    =======    =======   =======    =======    =======


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



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business - Backlog", "Business - Proprietary Rights and Licenses", and "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Factors Affecting Future Operating Results." Investors should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date in which they are made, and the Company undertakes no obligation to update any forward-looking statements.

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

The Company derives revenues primarily from the sale of its product-based solutions, where a combination of hardware, proprietary software and related services are offered to customers. When an agreement provides for significant modification or customization of software, or when the Company's system integration and product development are essential to the functionality of the software, revenues related to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis. Any hardware or post-contract customer support provided for under the terms of the agreement is unbundled. Hardware revenue is recognized upon delivery (i.e., transfer of title) and post-contract customer support is recognized ratably over the term of the arrangement.

Most of the Company's professional services are delivered in conjunction with the Company's solutions and are essential to the functionality of other elements of the arrangement. However, the Company occasionally sells unbundled services; and, in these instances, the Company generally recognizes revenue as the services are performed.

In limited instances, the Company enters into a multiple element arrangement that does not involve significant modification or customization of the related software. In these limited instances, the Company allocates revenue to each element of the arrangement based on objective evidence of the element's fair value based on internal price listings developed by the Company. Revenue is recognized upon delivery (i.e. transfer of title) when a signed agreement exists, the fee is fixed and determinable, and collection of the resulting receivable is probable.

Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During 2002, the Company had 20 customers each generating $250,000 or more in revenues during the period ("Major Customers") and together represented approximately 86% of total revenues. Siemens AG, the Company's largest customer in fiscal year 2002, represented approximately 17% of total revenues and TRW contributed approximately 11% of total revenues. During 2001, the Company had 23 Major Customers representing 93% of total revenues. Siemens AG represented approximately 23% of revenues and Winstar contributed 14% of total revenues earned during 2001. During 2000, the Company had 27 Major Customers representing 90% of total revenues. The average revenues earned per Major Customer were $0.8 million in 2002, $1 million in 2001 and $1.1 million in 2000.

During fiscal 2001 and 2002, the Company experienced significant net losses from operations, primarily due to lower demand from its North American telecommunications customers. Management expects this lower demand to continue in the foreseeable future. To offset the effects of the current lower North American demand, the Company continues to target sales efforts in what it believes to be a growing market for its Convergent Mediation(TM) solutions outside of North America.

The Company is focused on streamlining the organization to meet its objectives, conserve cash and control expenses. In January 2002, the Company reduced staff by approximately 10% of the Company's then 135 full-time employees. This reduction was designed to reduce costs without materially impacting the Company's ability to maintain its historical levels of customer involvement and technological innovation.

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

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants include a discussion of its critical accounting policies. The Company's significant accounting policies are more fully described in Note 2 to the Company's consolidated financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. The following is a brief discussion of the Company's critical accounting policies:


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

In limited instances, the Company enters into a multiple element arrangement that does not involve significant modification or customization of the related software. In these limited instances, the Company recognizes revenue in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition," and allocates revenue to each element of the arrangement based on objective evidence of the element's fair value based on internal price listings developed by the Company. Revenue is recognized upon delivery (i.e., transfer of title), when a signed agreement exists, the fee is fixed and determinable, and collection of the resulting receivable is probable.

Our revenue recognition policy takes into consideration the creditworthiness of the customer in determining the probability of collection as a criterion for revenue recognition. The determination of creditworthiness requires the exercise of judgment, which affects our revenue recognition. If a customer is deemed to be not creditworthy, all revenue under arrangements with that customer is recognized only upon receipt of cash. The creditworthiness of customers is re-assessed on a regular basis and revenue is deferred until cash is received.


ALLOWANCE FOR BAD DEBTS

The allowance for doubtful accounts is established through a charge to general and administrative expenses. This allowance is for estimated losses resulting from the inability of our customers to make required payments. It is an estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer, age of the receivable balance, individually and in aggregate, and current economic conditions that may affect a customer's ability to pay. The use of different estimates or assumptions could produce different allowance balances. Our customer base is highly concentrated in the telecommunications and Internet service provider industries. Several of the leading companies in these industries have filed for bankruptcy. If collection is not probable at the time the transaction is consummated, we do not recognize revenue until cash collection. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

RESULTS OF OPERATIONS

The following sets forth selected consolidated data as a percentage of revenue for each of the following years ended June 30:


                                                                           YEARS ENDED JUNE 30,

                                                                    2002          2001          2000
                                                                --------------------------------------

     Revenue                                                       100.0 %       100.0 %        100.0 %

     Costs and expenses:
        Cost of revenue                                             50.4 %        55.1 %         42.5 %
        Selling, general and administrative                         63.7 %        63.5 %         45.0 %
        Research and development                                     4.3 %         6.8 %          6.7 %
        Provision for doubtful accounts                              3.8 %         3.4 %         (0.6)%
                                                                --------------------------------------
     Income (Loss) from operations                                 (22.2)%       (28.8)%          6.4 %
     Net interest income                                             0.2 %         0.1 %          0.2 %
                                                                --------------------------------------
     Income (Loss) before income taxes                             (22.0)%       (28.7)%          6.6 %
     Provision (Benefit) for income taxes                            0.0 %         0.0 %          0.1 %
                                                                --------------------------------------
     Net Income (Loss)                                             (22.0) %      (28.7)%          6.5 %
                                                                ======================================


REVENUES

Total revenues in 2002 were $18.1 million compared to $24.2 million in 2001 and $33.8 million in 2000. Total revenues decreased $6.1 million or 25% in 2002 and $9.6 million or 28% in 2001, in each case as compared to the prior year.

Revenue growth depends, in part, on the overall demand for the Company's product-based solutions. Because the Company's sales are primarily to telecommunication and Internet service providers and enterprises, its ability to generate revenue also depends on specific conditions affecting those providers and on general economic conditions. The decrease in revenues in 2002, over the prior corresponding period, reflects the continuing weak general economic conditions and, more specifically, weak economic conditions in the domestic telecommunication and Internet service provider markets. Customers in this market often rely on the capital markets to meet their ongoing cash flow requirements and to support their growth. During 2002, customers in this market encountered further reduced demand for their products and difficulty in accessing capital markets, resulting in the continuing reduction of demand for the Company's products. In addition, several of the Company's North American customers filed for bankruptcy during 2002. Consequently, revenues from sales to telecommunication and Internet service providers decreased 34% to $9.7 million in 2002, as compared to the prior year, and represented approximately 53% of total revenues.

Revenues from sales to enterprises decreased 12% to $8.4 million in 2002, as compared to the prior year, and represented approximately 47% of total revenues. During 2001, the Company received a single large order of approximately $5.0 million that it was not able to completely replace in 2002. The decline in sales to enterprises reflects the same weak economic conditions and the Company has experienced increased competition from telecommunication equipment manufacturers who are seeking to diversify sales from the telecommunications and internet service provider markets to the overall enterprise market.

In 2001, next generation service providers in the telecommunication and Internet market began experiencing reduced demand for their products and difficulty in accessing capital markets and, as a result, the Company experienced decreased demand for Convergent Mediation(TM) product-based solutions. Revenues from sales to telecommunication and Internet service providers decreased 46% to $14.7 million in 2001, as compared to the prior year, and represented approximately 61% of total revenue. Conversely, revenues from sales to enterprises increased 49% to $9.5 million in 2001, as compared to the prior year, and represented 39% of total revenues. A single customer in 2001 contributed significantly to the increase in sales to enterprises.

COST OF REVENUES

The Company's cost of revenue consists primarily of direct labor costs, direct material costs, and allocable indirect costs and to a lesser extent, amortized capitalized software development costs, and inventory obsolescence costs. The expenses for services provided by certain alliance partners in connection with the installation and integration of the Company's products may also be included.

Cost of revenues were $9.1 million in 2002, $13.3 million in 2001 and $14.4 million in 2000, representing 50%, 55% and 43% of total revenues in each year, respectively. Cost of revenues decreased $4.2 million or 32% in 2002, as compared to the prior year, reflecting a decrease in labor and labor related costs, as the Company further decreased staffing levels in response to the continuing decline in demand for the Company's products within the telecommunications sector. Cost of revenues decreased in 2001 reflecting a reduction in labor and labor related costs in response to unfavorable economic conditions and decline in demand.

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

Selling, general and administrative expenses were $11.5 million in 2002, $15.3 million in 2001, and $15.2 million in 2000, representing 64%, 63% and 45% of total revenues in each year, respectively. Selling, general and administrative expenses decreased $3.8 million or 25% in 2002, as compared to the prior year. The decrease is primarily the result of a continuing effort to reduce expenses, which includes Company and employee initiated reductions in personnel. Selling, general and administrative expenses increased $0.2 million or 1% in 2001, as compared to the prior year, and reflect an increase in sales related expenses as the Company modified its sales structure to obtain new customers and support existing customers.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of the Company's product-based solutions.

Research and development expenses were $0.8 million in 2002 compared to $1.7 million in 2001 and $2.3 million in 2000. Research and development expenses decreased $0.9 million or 53% in 2002 and $0.6 million or 27% in 2001, as compared to each prior corresponding period. Research and development expenses represented 4% of revenues in 2002 and 7% of revenues in 2001 and 2000. The decrease in research and development in 2001 and 2002, over the prior corresponding periods, reflects a decrease in resources applied to research and development. The Company was selective in approving new projects and in some instances discontinued projects that were not related to the development of Convergent Mediation TM solutions. During 2000, research and development costs were higher, compared to the prior corresponding periods, due to an increase in resources applied to develop next generation technologies, especially Convergent Mediation TM solutions and a decrease in capitalized software development costs. The Company did not capitalize software development costs in 2002, 2001 or in 2000 because the Company's product development methodology generally establishes technological feasibility near the end of the development process.


PROVISION FOR DOUBTFUL ACCOUNTS

The Company recognized a net provision for doubtful accounts of $0.7 million in 2002, compared to a net provision for doubtful accounts of $0.8 million in 2001 and a net recovery of $0.2 million in 2000, representing a decrease of $0.1 million in 2002 and an increase of $1.0 million in 2001, in each case as compared to the corresponding period of the prior year.

Beginning in 2001 and continuing through 2002, some of the Company's telecommunication and Internet service provider customers who elected to reorganize under Chapter 11 of the bankruptcy code, were unable to obtain adequate financing, or were affected by unfavorable economic conditions in their respective markets. The impact of these economic conditions on our customers, and in particular the bankruptcy filing by Winstar, adversely affected the Company's ability to collect outstanding accounts receivables, resulting in increased bad debts in 2002 and 2001.The Company believes that it will not continue to encounter these difficulties with its current customers. However, existing or future customers' ability to pay the Company may be adversely impacted by the continuing unfavorable economic conditions.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company's primary source of liquidity were cash and cash equivalents of $3.5 million and a $3.5 million working capital line of credit. Cash and cash equivalents were $3.5 million at June 30, 2002, $5.8 million at June 30, 2001 and $4.4 million on June 30, 2000. The cash and cash equivalents balance decreased by $2.3 million or 39% in 2002 and increased by $1.4 million or 32% in 2001, as compared to their prior corresponding periods. Cash and cash equivalents were 34% of total assets at June 30, 2002 compared to 39% at June 30, 2001.

Working capital was $4.7 million at June 30, 2002, $7.9 million at June 30, 2001 and $13.3 million at June 30, 2000. Working capital decreased $3.2 million or 41% in 2002 and decreased $5.4 million or 41% in 2001, in each case as compared to the prior year's corresponding period. The decreases in working capital in 2002 and 2001 were primarily the result of operating losses, net of depreciation and amortization in excess of purchased assets.

The Company's operating activities used $1.7 million in cash during 2002, generated $1.8 million in cash during 2001, and used cash of $0.4 million in 2000. The changes between years in cash flows from operating activities are principally due to changes in net income (loss) after adjustments for non-cash charges such as depreciation and changes in working capital amounts. Changes in accounts receivable balances are typically the most significant component of working capital and fluctuate relative to the timing and volume of the Company's revenues.

Net cash used for investing activities was $0.3 million, $0.5 million, and $0.5 million in 2002, 2001, and 2000, respectively, representing capital purchases of computer equipment.

The Company's financing activities used cash of $0.2 million in 2002, and generated cash of $0.06 million in 2001 and $1.8 million in 2000. The Company incurred negative cash flows from financing activities in 2002 primarily as a result of a decrease in common stock option exercises and employee stock purchases, as compared to positive cash flows from financing activities in 2001 and 2000. Common stock option exercises were more significant in 2000, reflecting an increase in the Company's stock market price. Additionally, borrowings and other financial obligations resulted in a net cash outflow of $0.3 million in 2002, $0.2 million in 2001 and $1.5 million in 2000.

The Company has incurred significant net losses from operations during fiscal 2001 and 2002, primarily due to decreased demand for its products from the North American telecommunications market. As a result of declining revenues, the Company has initiated numerous cost reduction measures which have significantly lowered operating expenses. Additionally, the Company has developed contingency plans to reduce expenses further, should revenues decline below projected levels.

 The following table summarizes our contractual obligations and commitments as of June 30, 2002 and the effect such commitments could have on our liquidity and cash flows in future periods.



    ----------------------------------------------------------------------------------------------
    CONTRACTUAL OBLIGATION                          PAYMENTS DUE BY PERIOD
    ----------------------------------------------------------------------------------------------
                                                    (AMOUNTS IN THOUSANDS)
    ----------------------------------------------------------------------------------------------
                                    Total       Less than 1    1-3 years    4-5 years     After 5
                                                   year                                    years
    ----------------------------------------------------------------------------------------------
    Operating Leases                $1,312         $870          $424          $18            $0
    ----------------------------------------------------------------------------------------------


The Company has commercial commitments of a $3.5 million accounts receivable backed line of credit that expires July 1, 2003. No amounts were outstanding as of June 30, 2002. The Company also has issued standby letters of credit for security deposits for office space and to guarantee service contracts and is summarized in the following table. The standby letters of credit have a one-year term and renew annually.



    ---------------------------------------------------------------------------------------------------
     OTHER COMMERCIAL COMMITMENTS                  AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
    ---------------------------------------------------------------------------------------------------
                                      Total         Less than 1     1-3 years     4-5 years     Over 5
                                      Amounts       year                                        years
                                      Committed
    ---------------------------------------------------------------------------------------------------
     Standby Letters of Credit        $225,000       $225,000        $ --           $ --        $ --
    ---------------------------------------------------------------------------------------------------


LINES OF CREDIT

The Company entered into a new Loan and Security Agreement (the "Agreement" or "new Agreement") with Silicon Valley Bank (the "Bank"), effective July 2, 2002. This new Agreement replaces the previous accounts receivable purchase agreement with the Bank. Under this new Agreement, the Company may borrow up to $3.5 million through the Bank's approved borrowing base of eligible accounts receivable. The $3.5 million line has sublimits of $350,000 for Letters of Credit issuance and $1.25 million for Export Import Bank usage. The Bank will pay an advance rate of 80% of the eligible accounts receivable under the master line, and an advance rate of 90% of the eligible foreign accounts receivable under the Export Import Bank sublimit line. The costs of this Agreement include an interest rate equal to the Bank's prime rate plus 200 basis points per annum (with a minimum rate of 4.75% per annum) charged on the average daily balance of advances outstanding, payable monthly and calculated on a 360-day year basis. There are also certain costs and expenses of the Bank in administering the line. Additionally, the Company paid non-refundable fees of $31,250 to the Bank upon execution of the new Agreement. The receivables which comprise the borrowing base must not be more than 90 days aged, must not be in dispute, and must conform to other eligibility requirements. The Company's obligations under the Agreement are secured by a security interest in all of the Company's assets and intellectual property. Advances made to the Company are payable in full upon demand in the event of default under the agreement. As of June 30, 2002, there were no outstanding borrowings under this Agreement. Based on eligible accounts receivable as of June 30, 2002, the Company could have borrowed $0.45 million under the line of credit.

The Company has amounts outstanding on an Equipment Financing Agreement (the "Equipment Agreement") with the Bank, which enabled the Company to borrow against recently acquired Company equipment and fixed assets through January 31, 2001, [the date the agreement expired]. The Equipment Agreement bears interest at the 36-month treasury rate plus 350 basis points as of the borrowing date, requires a commitment fee (and the reimbursement of bank expenses for certain costs of making and administering this facility) and a final payment equal to 6.5% of the value of the initial amount of each advance at the end of the financing period for that advance. Financial covenants under the Equipment Agreement require the Company to maintain certain liquidity ratios, which the Company was in compliance with at June 30, 2002. Outstanding advances as of June 30, 2002, aggregated approximately $220,000 and are due through periods ending September 2003.

Under the terms of its corporate headquarter's office lease, the Company maintains a letter of credit under its line of credit with the Bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by the Company under the lease. The letter of credit required under the lease for fiscal year 2002 is $200,000, decreasing in fiscal year 2003 to $100,000. As of the date of this filing, the Company was not subject to any draw against this letter of credit by the landlord. The Company also maintains other customer related letters of credit issued by the Bank to support specific terms and conditions of customer orders. The aggregate of these customer related letters of credit total approximately $25,000 at June 30, 2002. The Company maintains minimum cash balances to secure its obligations under these letters of credit.

The Company has no significant commitments for capital expenditures at June 30, 2002. The Company believes that existing cash balances, cash flow from operations, the availability of credit under its credit facilities with the Bank and other potential sources of financing will support the Company's working capital requirements for the next twelve months.

ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS

This annual report on Form 10-K and the other documents we file with the SEC contain forward looking statements that are based on current expectations, estimates, forecasts and projections about the industries to which we supply solutions and in which we operate, our beliefs and our management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as `expects,' `anticipates,' `targets,' `goals,' `projects,' `intends,' `believes,' `seeks,' `estimates,' variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have the intention or obligation to update publicly any forward-looking statements after the distribution of this Report on Form 10-K, whether as a result of new information, future events, changes in assumptions, or otherwise.

The following items are representative of the risks, uncertainties and assumptions that could affect the outcome of the forward-looking statements

Reliance on Significant Customers and Large Orders. To date, a significant portion of our revenue has come from large financial commitments from a small number of customers. We expect to continue to depend on a limited number of customers in any given period for a significant portion of our revenue, and in turn, to be dependent on their continuing success and positive financial results and condition. If we fail to continue to receive orders from such customers for our solutions, or if any one or more of these customers suffers a downturn, our results will suffer.

Economic Conditions. If the current uncertainty and negativity in the economic climate in the U.S. and the rest of the world continue, our customers -- and our business and financial results -- will continue to be adversely affected.

Telecommunications Industry Conditions. Our business and financial results are highly dependent on the telecom industry and the capital spending of our customers. Recent trends, all of which is likely to have a continuing adverse effect on us, indicate that capital spending by telecom companies has decreased and may continue to decrease in the near future as a result of the general decline in economic conditions in local and international markets, by intense competition in the development of new technology, and by the increasing reluctance of large telecom carriers to make significant capital expenditures, due, in part to increasing competition from smaller, rapidly developing alternative carriers, decreasing prices for telecom services and equipment, and regulatory rate structures that have become less dependent on the level of carriers' capital expenditures.

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

Strategic Alliances. Our results could suffer further if we are unable to continue to develop or to be successful in developing strategic alliances with leading companies that provide telecommunications services or that manufacture and market network equipment, in order to expand our distribution channels and provide additional exposure for our product offerings.

Credit Risk. Our results could be adversely affected by non-payment or slow-payment of trade receivables from customers in the telecommunication services industry and government sector, or in the early stages of their development and whose financial resources may be limited.

International Sales. To the extent that a substantial portion of our revenues are derived from international sales and are therefore subject to the related risks, including the general economic conditions in each country, the overlap of different tax structures, the difficulty in managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, and longer payment cycles, our results may be adversely affected.

Hiring and Retention of Employees. Our business and results may be adversely affected if we are unable to successfully develop new, and enhance existing, products, to service our customers, and to attract and retain highly qualified technical, sales and marketing and management personnel.

Accurate Estimates of Resources Necessary to Complete Fixed-Price Contracts. Our sales are typically formalized in multiple element arrangements involving significant customization of the underlying software and services. Our failure to accurately estimate the resources required for a project or a failure to complete contractual obligations in a manner consistent with the project plan may result in lower than expected project margins or project losses, which would negatively impact operating results. On occasion, we have and may be required in the future to commit unanticipated additional resources to complete projects. Additionally, we may fix the price of an arrangement before the final requirements are finalized. As a result, project losses may occur that would have a negative impact on operating results.

Revenue Forecasting. We may not be able to accurately forecast the timing of our revenue recognition due to the difficulty of anticipating compliance with the accounting requirements for revenue recognition and to the fact that we historically have generated a disproportionate amount of our operating revenues toward the end of each quarter. Our operating results historically have varied from fiscal period to fiscal period. Accordingly, our financial results in any particular fiscal period are not necessarily indicative of results for future periods.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         DIRECTORS

         The information concerning Directors of the Company required by Item 10 is incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed pursuant to Regulations 14A not later than 120 days after the end of the year covered by this report, and will be contained therein under the heading "Election of Directors."


         EXECUTIVE OFFICERS

         The information concerning executive officers of the Company required by Item 10 is set forth in Item 1 hereof under the heading "Executive Officers".


ITEM 11. EXECUTIVE COMPENSATION

         The information called for by Item 11 is incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by Item 12 is incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Item 13 is incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.

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

(a)(1)   INDEX TO FINANCIAL STATEMENTS

         The following Financial Statements of the Registrant are filed as part of this report:

                                                                          Page

Report of Independent Auditors............................................F-2

Balance Sheets as of June 30, 2002 and 2001...............................F-3

Statements of Operations for the years ended June 30,
         2002, 2001 and 2000..............................................F-4

Statements of Stockholders' Equity for the years
         ended June 30, 2002, 2001 and 2000..............................F-5

Statements of Cash Flows for the years ended June 30,
         2002, 2001 and 2000.............................................F-6

Notes to Financial Statements............................................F-7



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
         10.14               (B)*    Form of Non-Qualified Stock Option Grant Agreement (certain executive officers -
                                     fiscal 1997)
         10.16               (B)     Lease Between Principal Mutual Life Insurance Company and the Company as Tenant
                                     dated August 6, 1996
         10.22               (C)*    Amended and Restated Omnibus Stock Plan
         10.23               (C)*    Amended and Restated Omnibus Stock Plan for Directors
         10.24               (D)*    Employment Agreement dated as of October 1, 1998 between the Company and T. Russotto
         10.25               (D)*    Non-Qualified Stock Option Grant Agreement dated March 23, 1999 between the Company and T. Russotto.
         10.26               (D)*    Incentive Stock Option Grant Agreement dated March 4, 1999 between the Company and
                                     J. Eckler.
         10.27               (E)*    Employment Agreement dated as of October 7, 1999 between the Company and J. Eckler
         10.28               (F)*    Amended and Restated Omnibus Stock Plan
         10.29               (H)*    Amended and Restated Omnibus Stock Plan for Directors
         10.30               (G)*    Amendment to Employment Agreement dated as of March 31, 2000 between the Company and
                                     J. Eckler
         10.33               (H)*    Employment Agreement dated as of  October 1, 1999 between the Company and S. Joseph
                                     Dorr
         10.34               (H)*    Non-Qualified Stock Option Grant Agreement dated August 24, 1999 between the Company and S. Joseph Dorr
         10.35               (I)*    2000 Stock Option Plan for Directors
         23                  (J)     Consent of Ernst & Young LLP, independent auditors
         99.1                (J)     Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                                     906 of the Sarbanes-Oxley Act of 2002
       --------------------------------------------------------------------------------------------------------------------
                             (A)     Incorporated by reference to the identically numbered exhibit filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-25439
                             (B)     Incorporated by reference to the identically numbered exhibit filed as an exhibit to the Company's Form 10-K, filed October 1, 1997.






                             (C)     Incorporated by reference to the Company's  Proxy Statement, dated October 21, 1997.
                             (D)     Incorporated by reference to the identically numbered exhibit filed as an exhibit to the Company's Form 10-K, filed September 28, 1999.
                             (E)     Incorporated by reference to the identically numbered exhibit filed as an exhibit to the Company's Form 10-Q, filed November 15, 1999
                             (F)     Incorporated by reference to the Company's Proxy Statement, dated October 18, 1999.
                             (G)     Incorporated by reference to exhibit 10.3 filed as an exhibit to the Company's Form
                                     10-Q, filed May 2, 2000.
                             (H)     Incorporated by reference to the identically numbered exhibit filed as an exhibit to the Company's Form 10-K, filed September 28, 2000.
                             (I)     Incorporated by reference to the Company's Proxy Statement, dated October 17, 2000.
                             (J)     Filed herewith



         --------
         * Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K

None

SIGNATURES
----------

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ACE*COMM CORPORATION

                                           By: /s/George T. Jimenez
                                              ----------------------------------
                                              George T. Jimenez
                                              Chief Executive Officer

                                           Date: August 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



     NAME                             TITLE                                         DATE
     ----                             -----                                         ----

     /s/George T. Jimenez             Chief Executive Officer                       August 29, 2002
     --------------------------       and Chairman of the Board
     (George T. Jimenez)              (Principal Executive Officer)

     /s/Steven R. Delmar              Chief Financial Officer                       August 29, 2002
     --------------------------       (Principal Financial and Accounting Officer)
     (Steven R. Delmar)


     /s/Paul G. Casner, Jr.           Director                                      August 29, 2002
     --------------------------
     (Paul G. Casner, Jr.)


     /s/Gilbert A. Wetzel             Director                                      August 29, 2002
     --------------------------
     (Gilbert A. Wetzel)


     /s/Harry M. Linowes              Director                                      August 29, 2002
     --------------------------
     (Harry M. Linowes)


                              ACE*COMM CORPORATION

INDEX TO FINANCIAL STATEMENTS
-----------------------------

         The following Financial Statements of the Registrant are filed as part of this report:

                                                                         Page

Report of Independent Auditors............................................F-2

Balance Sheets as of June 30, 2002 and 2001...............................F-3

Statements of Operations for the years ended June 30,
         2002, 2001 and 2000..............................................F-4

Statements of Stockholders' Equity for the years
         ended June 30, 2002, 2001 and 2000...............................F-5

Statements of Cash Flows for the years ended June 30,
         2002, 2001 and 2000..............................................F-6

Notes to Financial Statements.............................................F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of ACE*COMM Corporation

We have audited the accompanying balance sheets of ACE*COMM Corporation as of June 30, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ACE*COMM Corporation at June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                          /s/ Ernst & Young LLP

McLean, VA
August 12, 2002

                              ACE*COMM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                         JUNE 30,
                                                                              ----------------------------
                                                                                2002                2001
                                                                              --------            --------
                    ASSETS

Current assets:
  Cash and cash equivalents                                                   $  3,530            $  5,770
  Accounts receivable, net                                                       3,866               4,603
  Inventories, net                                                               1,122               1,360
  Prepaid expenses and other                                                       211                 509
                                                                              --------            --------
     Total current assets                                                        8,729              12,242
Property and equipment, net                                                      1,659               2,489
Capitalized software development costs, net                                         --                 184
Other assets                                                                        14                  28
                                                                              --------            --------
     Total assets                                                             $ 10,402            $ 14,943
                                                                              ========            ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Borrowings                                                                  $    209            $    299
  Accounts payable                                                                 663                 239
  Accrued expenses                                                                 582                 623
  Accrued compensation                                                           1,340               1,701
  Deferred revenue                                                               1,233               1,501
                                                                              --------            --------
     Total current liabilities                                                   4,027               4,363
  Borrowings                                                                        11                 221
  Other liabilities                                                                 33                 102
                                                                              --------            --------
     Total liabilities                                                           4,071               4,686
                                                                              --------            --------

Commitments and contingencies (Note 12 )

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized, none
     issued and outstanding                                                         --                  --
  Common stock, $.01 par value, 45,000,000 shares authorized,
     9,328,044 and 9,264,112 shares issued and outstanding                          93                  93
  Additional paid-in capital                                                    21,462              21,400
  Accumulated deficit                                                          (15,224)            (11,236)
                                                                              --------            --------
     Total stockholders' equity                                                  6,331              10,257
                                                                              --------            --------

     Total liabilities and stockholders' equity                               $ 10,402            $ 14,943
                                                                              ========            ========









   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                               YEARS ENDED JUNE 30,
                                                                 ----------------------------------------------
                                                                   2002               2001               2000
                                                                 --------           --------           --------
Revenue                                                          $ 18,094           $ 24,179           $ 33,766
Cost of revenue                                                     9,112             13,335             14,353
                                                                 --------           --------           --------
Gross profit                                                        8,982             10,844             19,413
Selling, general and administrative expense                        11,530             15,345             15,184
Research and development expense                                      780              1,650              2,263
Provision for doubtful accounts                                       701                812               (200)
                                                                 --------           --------           --------
(Loss) income from operations                                      (4,029)            (6,963)             2,166
Interest income                                                       (91)              (232)              (143)
Interest expense                                                       50                196                 90
                                                                 --------           --------           --------
(Loss) income before income tax provision                          (3,988)            (6,927)             2,219
Income tax provision                                                   --                 --                 21
                                                                 --------           --------           --------
Net (loss) income                                                $ (3,988)          $ (6,927)          $  2,198
                                                                 ========           ========           ========
Basic net (loss) income per share                                $  (0.43)          $  (0.75)          $   0.24
                                                                 ========           ========           ========
Diluted net (loss) income per share                              $  (0.43)          $  (0.75)          $   0.23
                                                                 ========           ========           ========

Shares used in computing net (loss) income per share:
    Basic                                                           9,308              9,230              8,994
                                                                 --------           --------           --------
    Diluted                                                         9,308              9,230              9,587
                                                                 --------           --------           --------







   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)





                                                        COMMON STOCK          ADDITIONAL
                                                    ---------------------       PAID-IN       ACCUMULATED
                                                    SHARES      PAR VALUE       CAPITAL         DEFICIT         TOTAL
                                                    ------      ---------      ----------     -----------       -----

Balance, June 30, 1999                               8,877       $     89       $ 19,897       $ (6,507)        13,479
  Exercise of common stock options                     288              3          1,185             --          1,188
  Employee stock purchase plan                          16             --             54             --             54
  Net income for the year ended June 30, 2000           --             --             --          2,198          2,198
                                                     -----       --------       --------       --------       --------
Balance, June 30, 2000                               9,181             92         21,136         (4,309)        16,919
  Exercise of common stock options                      36             --            158             --            158
  Employee stock purchase plan                          47              1            106             --            107
  Net loss for the year ended June 30, 2001             --             --             --         (6,927)        (6,927)
                                                     -----       --------       --------       --------       --------
Balance, June 30, 2001                               9,264             93         21,400        (11,236)        10,257
  Employee stock purchase plan                          68              1             65             --             66
  Stock repurchases                                     (4)            (1)            (3)            --             (4)
  Net loss for the year ended June 30, 2002             --             --             --         (3,988)        (3,988)
                                                     -----       --------       --------       --------       --------
Balance, June 30, 2002                               9,328       $     93       $ 21,462       $(15,224)      $  6,331
                                                     =====       ========       ========       ========       ========



   The accompanying notes are an integral part of these financial statements.

                              ACE*COMM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                       YEARS ENDED JUNE 30,
                                                                            -----------------------------------------
                                                                             2002             2001              2000
                                                                            -------          -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                           $(3,988)         $(6,927)         $ 2,198
Adjustments to reconcile net (loss) income to net cash (used for)
    provided by operating activities:
           Depreciation and amortization                                      1,248            1,752            2,128
           Provision for doubtful accounts                                      701              812             (200)
           Loss of disposal of property and equipment                            34               12               --
Changes in operating assets and liabilities:
           Accounts receivable                                                   36            6,403           (5,071)
           Inventories, net                                                     238              509              283
           Notes receivable                                                      --               --              516
           Prepaid expenses and other assets                                    312              240             (250)
           Accounts payable                                                     424           (1,299)              21
           Accrued liabilities                                                 (402)            (357)            (304)
           Deferred revenue                                                    (268)             731              324
           Noncurrent portion of deferred rent liability                        (69)             (49)              --
                                                                            -------          -------          -------
Net cash (used for) provided by operating activities                         (1,734)           1,827             (355)
                                                                            -------          -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                            (268)            (502)            (530)
                                                                            -------          -------          -------
Net cash used for investing activities                                         (268)            (502)            (530)
                                                                            -------          -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings                                                                       --               91            2,142
Payments on debt                                                               (272)            (236)          (1,481)
Principal payments under capital lease obligation                               (28)             (61)             (56)
Proceeds from exercise of common stock options                                   --              158            1,188
Repurchase of common stock                                                       (4)              --               --
Proceeds from employee stock purchase plan                                       66              107               54
                                                                            -------          -------          -------
Net cash (used for) provided by financing activities                           (238)              59            1,847
                                                                            -------          -------          -------
Net (decrease) increase in cash and cash equivalents                         (2,240)           1,384              962
Cash and cash equivalents at beginning of year                                5,770            4,386            3,424
                                                                            -------          -------          -------
Cash and cash equivalents at end of year                                    $ 3,530          $ 5,770          $ 4,386
                                                                            =======          =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
       Interest                                                             $    50          $   195          $    90
       Income taxes                                                         $    --          $     9          $    95





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

The Company has incurred significant net losses from operations during fiscal years 2001 and 2002, primarily due to decreased demand for its products from the North American telecommunications market. As a result of declining revenues, the Company has initiated numerous cost reduction measures which have significantly lowered operating expenses. Additionally, the Company has developed contingency plans to reduce expenses further, should revenues decline below projected levels.

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

In limited instances, the Company enters into a multiple element arrangement that does not involve significant modification or customization of the related software. In these limited instances, the Company recognizes revenue in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition," and allocates revenue to each element of the arrangement based on objective evidence of the element's fair value based on internal price listings developed by the Company. Revenue is recognized upon delivery (i.e., transfer of title), when a signed agreement exists, the fee is fixed and determinable, and collection of the resulting receivable is probable.

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


NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

                                                                JUNE 30,
                                                       ------------------------
                                                        2002              2001
                                                       -------          -------
Billed                                                 $ 1,908          $ 3,670
Unbilled                                                 2,563            1,430
Allowance for doubtful accounts                           (605)            (497)
                                                       -------          -------
                                                       $ 3,866          $ 4,603
                                                       =======          =======


Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. The Company recorded a provision for doubtful accounts of $701,000 and wrote-off $593,000 in uncollected accounts during the year ended June 30, 2002. During the year ended June 30, 2001, the Company recorded a provision for doubtful accounts of $812,000, credited the allowance for recoveries of $13,000, and wrote-off $797,000 in uncollected accounts receivables. During the year ended June 30, 2000, the Company reduced its provision for doubtful accounts by $200,000, credited the allowance for recoveries of $152,000, and wrote-off $350,000 in uncollected accounts receivables.

NOTE 4 - INVENTORIES

Inventories consist of the following (in thousands):

                                                               JUNE 30,
                                                       ------------------------
                                                         2002            2001
                                                       -------          -------
Inventories                                            $ 1,316          $ 1,564
Allowance for obsolescence                                (194)            (204)
                                                       -------          -------
                                                       $ 1,122          $ 1,360
                                                       =======          =======

Inventory write-offs during the years ended June 30, 2002, 2001 and 2000 were $170,000, $438,000 and $304,000 respectively.


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                               JUNE 30,
                                                       ------------------------
                                                         2002            2001
                                                       -------          -------
Lab test equipment                                     $   137          $    --
Computer equipment                                       6,157            6,090
Office equipment                                           866              866
Leasehold improvements                                     464              462
                                                       -------          -------
                                                         7,624            7,418
Less accumulated depreciation and amortization          (5,965)          (4,929)
                                                       -------          -------
                                                       $ 1,659          $ 2,489
                                                       =======          =======

Depreciation expense of property and equipment amounted to $1,064,000, $1,191,000 and $1,119,000 during the years ended June 30, 2002, 2001 and 2000, respectively. As of June 30, 2002 and 2001, leasehold improvements include a capitalized lease in the amount of $246,000 and accumulated depreciation of $246,000 and $223,000 respectively.

NOTE 6 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs consist of the following (in thousands):

                                                               JUNE 30,
                                                       ------------------------
                                                         2002            2001
                                                       -------          -------
Capitalized software development costs
                                                       $ 7,897          $ 7,897
Less accumulated amortization                           (7,897)          (7,713)
                                                       -------          -------
                                                       $    --          $   184
                                                       =======          =======

Amortization expense of capitalized software amounted to $184,000, $554,000 and $1,009,000 during the years ended June 30, 2002, 2001 and 2000, respectively.

NOTE 7 - BORROWINGS

The Company's borrowings consist of the following (in thousands):



                                                                         JUNE 30,
                                                                   -------------------
                                                                   2002          2001
                                                                   -----         -----

Capital lease obligation for the use of an office telephone
  system, principal plus interest (from 10.03% to 13.75%),
  due in monthly installments through November 2001                $  --         $  28

Advances from equipment financing agreement with Silicon
  Valley Bank, principal plus interest (from 9.28% to
  9.98%) due in monthly installments through September 2003
                                                                     220           492
                                                                   -----         -----

Total borrowings                                                     220           520

Less current portion                                                (209)         (299)
                                                                   -----         -----

Noncurrent portion                                                 $  11         $ 221
                                                                   =====         =====



Annual maturities of noncurrent borrowings are $11,000 during the year ended June 30, 2004.

LINES OF CREDIT

The Company secured a new Loan and Security Agreement (the "Agreement" or "new Agreement") with Silicon Valley Bank (the "Bank") effective on July 2, 2002 replacing a previous accounts receivable purchase agreement with the Bank. Per the Agreement, the Company may borrow up to $3.5 million through the Bank's approved borrowing base of eligible accounts receivables. The $3.5 million line has sublimits of $350 thousand for Letters of Credit and $1.25 million for Export Import Bank usage. The Bank will pay an advance rate of 80% of the eligible accounts receivables under the master line, and an advance rate of 90% of the eligible foreign accounts receivables under the Export Import Bank Sublimit line. The costs of this Agreement include an interest rate equal to the Bank's prime rate plus 200 basis points per annum (with a minimum rate of 4.75% per annum) charged on the average daily balance of advances outstanding, payable monthly and calculated on a 360-day year basis; additionally the Company is required to pay certain costs and expenses of the Bank in administering the line. The Agreement has a maturity date of July 1, 2003, at which time all obligations are due and payable in full. The Agreement has a $5.0 million minimum tangible net worth covenant which must be complied with on a monthly basis. The Company's obligations under the Agreement are secured by a security interest in all of the Company's assets and intellectual property. Advances made to the Company are payable in full upon demand in the event of default under the agreement. As of June 30, 2002, there were no outstanding borrowings under this Agreement. Based on eligible accounts receivable as of June 30, 2002, the Company could have borrowed $0.45 million under the line of credit.

The Company has amounts outstanding on an Equipment Financing Agreement (the "Equipment Agreement") with the Bank, which enabled the Company to borrow against recently acquired Company equipment and fixed assets through January 31, 2001, the date the agreement expired. The Equipment Agreement bears interest at the 36-month treasury rate plus 350 basis points as of the borrowing date, requires a commitment fee (and the reimbursement of bank expenses for certain costs of making and administering this facility) and a final payment equal to 6.5% of the value of the initial amount of each advance at the end of the financing period for that advance. Financial covenants under the Equipment Agreement require the Company to maintain certain liquidity ratios, which the Company was in compliance with at June 30, 2002. Outstanding advances as of June 30, 2002, aggregated approximately $220,000 and are due through periods ended September 2003.

NOTE 8 - RETIREMENT PLAN

The Company has a 401(k) plan available to employees the first full month after commencement of their employment, provided they are at least 21 years of age. The Company may make contributions to the plan at its discretion. Contributions expensed by the Company during the years ended June 30, 2002, 2001, and 2000, were approximately ($25,000), $141,000 and $111,000 respectively.

NOTE 9 - INCOME TAXES

The primary components of the Company's net deferred tax assets and liabilities are as follows (in thousands):



                                                                              JUNE 30,
                                                                ----------------------------------
                                                                  2002                      2001
                                                                --------                  --------
Tax assets:
     Allowance for doubtful accounts                            $    230                  $    189
     Inventories                                                     381                       245
     Accrued expenses                                                217                       476
     Net operating loss carryforwards                              9,900                     9,055
     Tax credit carryforwards                                        256                       256
     Other                                                            11                        13
                                                                --------                  --------
               Gross deferred tax assets                          10,995                    10,234
                                                                --------                  --------

Tax liabilities:
     Income on contracts                                            (998)                     (544)
     Software costs                                                   --                       (70)
     Depreciation                                                   (106)                     (248)
     Other                                                           (10)                       --
                                                                --------                  --------
               Gross deferred tax liabilities                     (1,114)                     (862)
                                                                --------                  --------
          Net deferred tax asset                                   9,881                     9,372
     Valuation allowance                                          (9,881)                   (9,372)
                                                                --------                  --------
     Net deferred tax                                           $     --                  $     --
                                                                ========                  ========



At June 30, 2002, the Company had net operating loss carryforwards available to offset future taxable income of approximately $26.1 million, which expire from 2006 through 2022. As of June 30, 2002, the Company also had a general business credit carryforward of approximately $256,000 available to reduce future tax liabilities through 2006. These tax credits do not expire.

Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Based on historical net operating losses and no assurance that the Company will generate any earnings or any specific level of earnings in future years, the Company established a valuation allowance on the net deferred assets at June 30, 2002 and 2001. Approximately $5.2 million of the valuation allowance as of both June 30, 2002 and 2001, resulted from the tax benefit of non-qualified stock options that is included within the deferred tax benefit related to net operating loss carryforwards. When the related valuation allowance is released, the tax benefit will be credited directly to equity.

The provision for income taxes for 2000 related to current state income taxes. In 2001 and 2000, the Company paid income taxes of $9,000 and $95,000 respectively. There were no income taxes paid during 2002.

The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision recorded for each year are as follows (in thousands):



                                                                          YEARS ENDED JUNE 30,
                                                         -----------------------------------------------
                                                           2002                2001               2000
                                                         -------             -------             -------

Income tax (benefit) provision at statutory rate         $(1,247)            $(2,355)            $   849
State income taxes net of Federal benefit                   (228)               (266)                 89
Nondeductible expenses                                        33                  71                  62
Foreign taxes                                                 --                  --                  53
Other                                                         --                  --                  --
Change in valuation allowance                              1,442               2,550              (1,032)
                                                         -------             -------             -------
     Actual (benefit) provision                          $    --             $    --             $    21
                                                         -------             -------             -------




NOTE 10 - STOCKHOLDERS' EQUITY

Employee Stock Purchase Plan

In 1999, the Company adopted an Employee Stock Purchase Plan (the "Plan") to provide a method whereby all employees have an opportunity to acquire a proprietary interest in the Company through the purchase of shares of common stock. The Plan is implemented through common stock offerings in consecutive offering periods, each constituting a calendar quarter. The option price of the common stock, purchased with payroll deductions made during an offering period, is the lower of 85% of the closing price of the common stock on the first eligible trading day of an offering period or 85% of the closing price of the common stock on the last eligible trading day of an offering period. The maximum number of shares of common stock, which may be issued under the Plan, is 240,000 shares. The Company issued 67,932, 47,924, and 15,936 shares of common stock under the plan in 2002, 2001, and 2000, respectively.

Stock Options

AMENDED AND RESTATED OMNIBUS STOCK PLAN ("OMNIBUS PLAN")

In connection with the Shareholder-approved Omnibus Plan, the Company may grant nonqualified and incentive stock options to officers and employees. The exercise price of each option granted under the Omnibus Plan is determined by the Compensation Committee, and is limited to a minimum of the fair market value of the Company's Common Stock on the date of grant. The Omnibus Plan also provides for the issuance of restricted or unrestricted stock, stock appreciation rights and phantom stock options. The Company may grant options under the Omnibus Plan until September 2009.

The terms of option grants and issuances of restricted stock, stock appreciation rights and phantom stock options, including vesting and exerciseability, are determined by the Compensation Committee of the Board of Directors. Options and phantom stock options granted to date vest either immediately or over a period of one to eight years from the date of grant, subject to accelerated vesting in certain events such as a change of control, and expire upon the earlier of the employee's termination or five or ten years from the date of grant. Certain options and phantom stock options granted in 2002 and 2000 are further subject to accelerated vesting based on achievement of certain pre-determined performance goals. During the year ended June 30, 2001, the Company did not grant any performance-based options. Vested options and phantom stock options become exercisable immediately upon vesting or within three years from the date of grant. As of June 30, 2002, 2001 and 2000, there were outstanding phantom stock options totaling 27,800, 7,882, and 7,082, respectively, and no restricted stock or stock appreciation rights had been granted. Compensation cost associated with the 2002, 2001, and 2000 phantom stock options was immaterial.


AMENDED AND RESTATED STOCK OPTION PLAN FOR DIRECTORS ("DIRECTORS' PLAN")

The Shareholder-approved Directors' Plan provides for the Company to grant nonqualified stock options to non-employee members of the Company's Board of Directors. The exercise price of each option granted under the Directors' Plan is limited to a minimum of the fair market value of the Company's Common Stock on the date of grant.

Options granted to directors through June 30, 1997, vest 4,500 shares each year from the date of grant. Options granted subsequent to June 30, 1997, vest 3,000 shares each year from the date of grant. Options granted to Directors starting November 2000, vest 3,000 shares each year (4,000 shares in the case of the Chairman of the Audit Committee) from the date of grant. Options become exercisable immediately upon vesting. Options granted under the Directors' Plan generally expire five years from date of grant.

Stock Repurchases

During 2002, the Company authorized the repurchase of 4,000 shares of common stock at an average per share price of $1.11.

Information relating to all the plans is summarized as follows:



                                                               OMNIBUS PLAN                        DIRECTORS' PLAN
                                                     -------------------------------         -----------------------------
                                                                           WEIGHTED                              WEIGHTED
                                                       NUMBER             AVG. SHARE         NUMBER OF          AVG. SHARE
                                                      OF SHARES             PRICE             SHARES              PRICE
                                                      ---------            --------           -------            --------
Outstanding Options at June 30, 1999                  1,446,071            $   5.12            46,500            $   8.19

Granted                                                 765,685                4.49            52,000                9.75
Exercised                                              (287,074)               4.14                --                  --
Expired                                                (171,218)               4.93                --                  --
                                                      ---------            --------           -------            --------
Outstanding Options at June 30, 2000                  1,753,464                5.02            98,500                9.01

Granted                                                 457,488                3.48            21,000                3.84
Exercised                                               (26,550)               5.42            (9,000)               1.55
Expired                                                (483,310)               4.36                --                  --
                                                      ---------            --------           -------            --------
Outstanding Options at June 30, 2001                  1,701,092                4.79           110,500                8.19

Granted                                                 707,169                1.33             9,000                1.22
Exercised                                                    --                  --                --                  --
Expired                                                (864,682)               4.78           (35,500)               8.18
                                                      ---------            --------           -------            --------
Outstanding Options at June 30, 2002                  1,543,579                3.21            84,000                7.46
                                                      =========            ========           =======            ========

Options exercisable at June 30, 2000                    522,814            $   6.40            37,500            $   8.20
                                                      =========            ========           =======            ========
Options exercisable at June 30, 2001                    694,151            $   5.49            51,836            $   9.19
                                                      =========            ========           =======            ========
Options exercisable at June 30, 2002                    627,297            $   4.06            50,001            $   9.08
                                                      =========            ========           =======            ========
Options available for granting                          936,477                               170,000
                                                      =========                               =======




The following table summarizes information about stock options outstanding at June 30, 2002:



                          OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
------------------------------------------------------------------------    ---------------------------------
                                          Weighted-
                                           Average
                         Number           Remaining         Weighted-            Number           Weighted-
   Range of           Outstanding        Contractual         Average          Exercisable          Average
Exercise Prices     at June 30, 2002     Life (yrs)       Exercise Price    at June 30, 2002   Exercise Price
---------------     ----------------     -----------      --------------    ----------------   --------------
$0.00 - $1.78            628,109            9.3             $  1.33              92,350           $  1.32
$1.79 - $3.55            375,885            6.2                2.29             252,140              2.43
$3.56 - $5.33            257,257            5.9                4.24             102,881              4.52
$5.34 - $7.10            259,503            6.5                6.51             171,350              6.50
$7.11 - $17.75           106,825            4.5               10.41              58,577             11.71
                       ---------                                                -------
                       1,627,579                                                677,298
                       =========                                                =======



FINANCIAL ACCOUNTING STANDARDS NO. 123

The Company measures compensation expense for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company recorded no compensation cost associated with stock options in 2002, 2001 and 2000.

For the purposes of the pro forma amounts shown below, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model. The weighted-average assumptions included in the Company's fair value calculations are as follows:

                                         2002         2001          2000
                                         ----         ----          ----

Expected life (years)                     3-8         3-8            3-8
Risk-free interest rate                   5-6 %       5-6 %          5-6 %
Expected volatility                       106 %       123 %          149 %
Dividend yield                              0 %         0 %           0  %


The weighted average fair value of stock options granted under the stock option plans during the years ended June 30, 2002, 2001 and 2000 was $0.73, $2.23 and $4.68 respectively. If the Company determined compensation costs for these plans based on the fair value of stock options in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), the Company's net loss and loss per share would have been:

(Amounts in thousands except per share amounts)

                                 2002              2001               2000
                              ---------         ---------           --------
Pro-forma amounts

Net loss                      $   5,477         $   8,832           $    235
                              =========         =========           ========
Basic loss per share          $    0.59         $    0.96           $   0.03
                              =========         =========           ========
Diluted loss per share        $    0.59         $    0.96           $   0.03
                              =========         =========           ========

NOTE 11 - EARNINGS PER SHARE
(in thousands, except per share amounts)

The following is a reconciliation of the numerators and denominators of basic net (loss) income per common share ("Basic EPS") and diluted net (loss) income per common share ("Diluted EPS"):

                                                                            YEARS ENDED JUNE 30,
                                                                  ---------------------------------------------
                                                                    2002              2001               2000
                                                                  -------            -------            -------
Basic EPS:
(Loss) income (numerator):
    Net (loss) income available to common shareholders            $(3,988)           $(6,927)           $ 2,198
                                                                  =======            =======            =======
Shares (denominator):
     Weighted average common shares                                 9,308              9,230              8,994
                                                                  =======            =======            =======

Basic EPS                                                         $ (0.43)           $ (0.75)           $  0.24
                                                                  =======            =======            =======

Diluted EPS:
(Loss) income (numerator):
    Net (loss) income available to common stockholders            $(3,988)           $(6,927)           $ 2,198
                                                                  =======            =======            =======
Shares (denominator):
     Weighted average common shares                                 9,308              9,230              8,994
     Stock options*                                                    --                 --                593
                                                                  -------            -------            -------

     Total weighted shares and equivalents                          9,308              9,230              9,587
                                                                  =======            =======            =======

Diluted EPS                                                       $ (0.43)           $ (0.75)           $  0.23
                                                                  =======            =======            =======


------------------

         * Due to the loss incurred during the years ended June 30, 2002 and 2001 zero incremental shares related to stock options are included in the calculation of Diluted EPS because the effect would be antidilutive.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company has a $200,000 letter of credit arrangement with the Bank, which guarantees the Company's performance to its landlord. The letter of credit is secured by restricted cash equivalents maintained at the Bank; the requirement decreases in 2003 to $100,000.

The Company leases office space under non-cancelable operating leases. Lease terms range from two to seven years and include renewal options for additional periods. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Additionally, the Company leases equipment under operating leases that, in the aggregate, are not significant.

The Company is committed for the payment of minimum rentals under operating lease agreements through the year 2007 in the following amounts (in thousands):

   YEAR ENDING JUNE 30,                    AMOUNT
   --------------------                   ---------
           2003                           $     870
           2004                                 369
           2005                                  35
           2006                                  20
           2007                                  18
                                          ---------
                                          $   1,312
                                          =========

The total rental expense under operating leases was $941,000, $1,058,000 and $956,000 for the years ended June 30, 2002, 2001 and 2000, respectively.


NOTE 13 - BUSINESS AND CREDIT CONCENTRATIONS

The Company sells its products worldwide from its headquarters in Gaithersburg, Maryland. The following is a breakdown of the Company's revenue by geographic area (in thousands):




                                          -------                  -------                  -------
                                           2002                     2001                     2000
                                          -------                  -------                  -------
U.S.                                      $ 9,933                  $14,792                  $24,016
Canada and Mexico                           1,594                    1,199                    5,089
Asia                                        1,563                      587                    2,063
Europe: Germany                             3,001                    5,545                      373
Europe:  Other                                416                      656                      314
South America                                  64                      249                      618
Africa and Middle East                      1,523                    1,151                    1,293
                                          -------                  -------                  -------
     Total revenue                        $18,094                  $24,179                  $33,766
                                          =======                  =======                  =======



During the year ended June 30, 2002, one customer comprised 17% of total revenue. Another customer comprised 11%, 6%, and 5%, respectively, of the Company's total revenues during the years ended June 30, 2002, 2001, and 2000. Total revenues earned outside of the US represents 45% of total revenue earned for the year.

In addition, five customers represented approximately 60% of the Company's gross trade receivable balances as of June 30, 2002. A single customer accounted for 27% of the accounts receivable balance at June 30, 2002. To reduce credit risk, the Company conducts ongoing evaluations of its customers and requires letters of credit or other pre-payment arrangements. The Company maintains accounts receivable allowances to provide for potential credit losses.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                            BALANCE AT     CHARGED TO        RECOVERIES                       BALANCE AT
                                            BEGINNING       COSTS AND         OF PRIOR                          END OF
              DESCRIPTION                   OF PERIOD        EXPENSES        WRITE-OFFS       WRITE-OFFS        PERIOD

Year ended June 30, 2002:
     Allowance for doubtful accounts        $ 497,000       $ 701,000        $      --        $ 593,000       $ 605,000
     Reserve for obsolete inventory         $ 204,183       $ 160,000        $      --        $ 170,029       $ 194,154


Year ended June 30, 2001:
     Allowance for doubtful accounts        $ 469,000       $ 812,000        $  13,000       $ 797,000       $ 497,000
     Reserve for obsolete inventory         $ 187,354       $ 455,000        $      --       $ 438,171       $ 204,183


Year ended June 30, 2000:
     Allowance for doubtful accounts        $ 867,000       $(200,000)       $ 152,000       $ 350,000       $ 469,000
     Reserve for obsolete inventory         $ 251,810       $ 239,983        $      --       $ 304,439       $ 187,354
