Form 10-K/A
period 2002-06-30
ACE COMM CORP
filed 2002-10-03
CIK 1017526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                AMENDMENT NO. 1
                                       TO

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

         99.2                (J)     Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
