Form 10-Q
period 2002-09-30
ACE COMM CORP
filed 2002-11-14
CIK 1017526

As filed with the Securities and Exchange Commission on November 14, 2002

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

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

Number of shares of Common Stock outstanding as of September 30, 2002	9,293,931

ACE*COMM CORPORATION
INDEX

Part I - Financial Information
Item 1.	Financial Statements
	Balance Sheets as of September 30, 2002
	(Unaudited) and June 30, 2002	3
	Statements of Operations (Unaudited) for the three
	months ended September 30, 2002 and 2001	4
	Statements of Cash Flows (Unaudited) for the
	three months ended September 30, 2002 and 2001	5
	Notes to Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Results of
	Operations and Financial Condition	7
Part II - Other Information
Item 6.	Exhibits and Reports on Form 8-K	14
Signatures		14

PART I: FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

ACE*COMM CORPORATION
BALANCE SHEETS
(in thousands)

	September 30,	June 30,
	2002	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,592	$3,530
Accounts receivable, net	5,286	3,866
Inventories, net	1,042	1,122
Prepaid expenses and other	206	211

Total current assets	9,126	8,729
Property and equipment, net	1,501	1,659
Other assets	14	14

Total assets	$10,641	$10,402

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings	$1,154	$209
Accounts payable	467	663
Accrued expenses	642	582
Accrued compensation	1,026	1,340
Deferred revenue	943	1,233

Total current liabilities	4,232	4,027
Noncurrent borrowings	—	11
Other noncurrent liabilities	13	33

Total liabilities	4,245	4,071

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized,
none issued and outstanding	—	—
Common stock, $.01 par value, 45,000,000 shares authorized,
9,293,931 and 9,328,044 shares issued and outstanding	93	93
Additional paid-in capital	21,435	21,462
Accumulated deficit	(15,132)	(15,224)

Total stockholders’ equity	6,396	6,331

Total liabilities and stockholders’ equity	$10,641	$10,402

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the three months ended
	September 30,

	2002	2001
	(Unaudited)	(Unaudited)

Revenue	$4,091	$4,396
Cost of revenue	1,773	2,376

Gross profit	2,318	2,020
Selling, general and administrative expenses	2,152	3,161
Research and development expenses	38	272
Provision for doubtful accounts	30	49

Income (loss) from operations	98	(1,462)
Interest (income) expense	7	(24)

Income (loss) before income tax provision	91	(1,438)
Income tax provision	—	—

Net income (loss)	$91	$(1,438)

Basic net income (loss) per share	$0.01	$(0.15)

Diluted net income (loss) per share	$0.01	$(0.15)

Shares used in computing net income (loss) per share:
Basic	9,323	9,283

Diluted	9,323	9,283

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended
	September 30,

	2002	2001
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$91	$(1,438)
Adjustments to reconcile net income (loss) to net cash used
for by operating activities:
Depreciation and amortization	239	386
Provision for doubtful accounts	30	49
Gain on disposal of property and equipment	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(1,450)	902
Inventories, net	80	(167)
Prepaid expenses and other assets	5	(43)
Accounts payable	(196)	244
Accrued liabilities	(254)	(279)
Deferred revenue	(290)	(358)
Other liabilities	(20)	(14)

Net cash used for by operating activities	(1,765)	(719)

Cash flows used for investing activities:
Purchases of property and equipment	(81)	(18)

Cash flows from financing activities:
Borrowings	1,536	—
Payments on debt	(602)	(65)
Principal payments under capital lease obligation	—	(16)
Repurchase of common stock	(36)	—
Proceeds from employee stock purchase plan	10	17

Net cash provided (used for) by financing activities	908	(64)

Net decrease in cash and cash equivalents	(938)	(801)
Cash and cash equivalents, beginning of period	3,530	5,770

Cash and cash equivalents, end of period	$2,592	$4,969

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13	$19
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared by ACE*COMM Corporation (the “Company”) in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	September 30,	June 30,
	2002	2002

Billed receivables	$3,218	$2,709
Unbilled receivables	2,191	1,762
Allowance for doubtful accounts	(123)	(605)

	$5,286	$3,866

Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. The Company recorded a provision for doubtful accounts of $30,000 and wrote-off $512,000 related to one customer which was included in the allowance. During the three months ended September 30, 2002, gross receivables increased by $938,000, largely reflecting the lengthening of the payment terms for some of the Company’s international customers and the timing of shipments during the quarter.

NOTE 3 – STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2002, the Company issued 10,759 shares of common stock under the Employee Stock Purchase Plan and there were no exercises of stock options issued under the Omnibus Stock Plan

Stock Repurchases

The Company has repurchased a total of 48,872 shares of common stock at an average per share price of $0.84. During the three months ended September 30, 2002, the Company repurchased 44,872 shares of common stock at an average per share price of $0.82. The Stock Repurchase program expired on September 16, 2002.

NOTE 4 – INCOME TAXES

Net operating loss carry forwards are available to offset the tax liability related to income earned during the three months ended September 30, 2002. Accordingly no provision for income taxes was recorded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company, some or all of which may involve risk and uncertainty. The Company often introduces a forward-looking statement by such words as “anticipate,” “plan,” “projects,” “continuing,” “ongoing,” “expects,” “management (or the Company) believes,” or “intend.” Investors should not place undue reliance on these forward-looking statements, which involve estimates, assumptions, risks and uncertainties that could cause actual results to vary materially from those expressed in this Report or from those indicated by one or more forward-looking statements. The forward-looking statements speak only as of the date on which they were made, and the Company undertakes no obligation to update any of the forward-looking statements. In evaluating forward-looking statements, the risks and uncertainties investors should specifically consider include, but are not limited to, demand levels in the relevant markets for the Company’s products, the ability of the Company’s customers to make timely payment for purchases of its products and services, the risk of additional losses on accounts receivable, success in marketing the Company’s products and services internationally, the effectiveness of cost containment strategies, as well as the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, and in subsequent reports filed with the Securities and Exchange Commission, including the matters set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Additional Factors Affecting Future Operating Results,” as well as others matters presented in this Report.

Overview
The Company delivers enterprise telemanagement applications and advanced Convergent Mediation™ solutions to wired and wireless voice, data, and Internet communications providers. The Company’s solutions are tailored to each customer’s needs and consist of hardware, software and related services that enable the capture, security, validation, correlation, augmentation, and warehousing of data from network elements and the distribution of this data in appropriate formats to OSS (“Operations Support Systems”) and BSS (“Business Support Systems”) operations. The Company’s solutions also provide for centralized management and security of enterprise networks.

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

Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During the three months ended September 30, 2002, the Company had seven customers generating $150,000 or more in revenue during the period (“Major Customers”) representing approximately 79% of total revenue. The Company’s largest customer during the three months ended September 30, 2002, was the European branch of a global engineering and electronics company and represented approximately 25% of total revenue. During the three months ended September 30, 2001, the Company had ten Major Customers representing approximately 71% of total revenue. The Company’s largest customer during the three months ended September 30, 2001, was an Asian company and represented approximately 21% of total revenue. The average revenue earned per Major Customer was $463 thousand and $312 thousand, respectively, for the three months ended September 30, 2002 and 2001.

During fiscal 2001 and 2002, the Company experienced significant net losses from operations, primarily due to lower demand from its North American telecommunications customers. Management expects this lower demand to continue in the foreseeable future. To offset the effects of the current lower North American demand, the Company continues to target sales efforts in what it believes to be a growing market for its Convergent Mediation™ solutions outside of North America.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants include a discussion of its critical accounting policies. The Company’s significant accounting policies are more fully described in Note 2 included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. The following is a brief discussion of the Company’s critical accounting policies:

     Revenue Recognition

The Company derives revenues primarily from product-based solutions, where a combination of hardware, proprietary software, and services are offered to customers. These product-based solutions are typically formalized in a multiple element arrangement involving significant modification or customization of the underlying software and implementation services. The Company’s software licenses to end-users generally provide for an initial license fee to use the product in perpetuity. Under certain contracts, the Company licenses its software to resellers for subsequent modification and resale. In situations when the Company’s product-based solutions involve significant modification or customization of software, or when the Company’s systems integration and product development are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. The hardware revenue on these contracts is recognized upon transfer of title. Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis.

The Company enters into a multiple element arrangement that does not involve significant modification or customization of the related software. In these limited instances, the Company recognizes revenue in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” and allocates revenue to each element of the arrangement based on objective evidence of the element’s fair value based on internal price listings developed by the Company. Revenue is recognized upon delivery (i.e., transfer of title), when a signed agreement exists, the fee is fixed and determinable, and collection of the resulting receivable is probable.

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

     Allowance for Doubtful Accounts

The allowance for doubtful accounts is established through a charge to general and administrative expenses. This allowance is for estimated losses resulting from the inability of our customers to make required payments. It is an estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer, age of the receivable balance, individually and in aggregate, and current economic conditions that may affect a customer’s ability to pay. The use of different estimates or assumptions could produce different allowance balances. Our customer base is highly concentrated in the telecommunications and Internet service provider industries. Several of the leading companies in these industries have filed for bankruptcy. If collection is not probable at the time the transaction is consummated, we do not recognize revenue until cash collection. Additional allowances may be required in the event that one or more customers become unable or unwilling to pay back in a timely fashion due to deterioration of financial conditions, or other adverse conditions.

Results of Operations

The following table shows the percentage of revenue of certain items from ACE*COMM’s statements of operations:

	For the three months ended
	September 30,

	2002	2001

Revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	43.4%	54.1%
Selling, general and administrative expenses	52.6%	71.9%
Research and development expenses	0.9%	6.2%
Provision for doubtful accounts	0.7%	1.1%

Income (loss) from operations	2.4%	(33.3)%
Net interest (income) expense	0.2%	(0.6)%

Income (loss) before income tax provision	2.2%	(32.7)%
Income tax provision	0.0%	0.0%

Net income (loss)	2.2%	(32.7)%

Revenue
Revenue for the three months ended September 30, 2002 (“first quarter of fiscal year 2003”) and September 30, 2001, were $4.1 million and $4.4 million, respectively, reflecting a decrease of $0.3 million or 7%.

Revenue growth depends, in part, on the overall demand for the Company’s product-based solutions. Because the Company’s sales are primarily to telecommunication and Internet service providers and enterprises, its ability to generate revenue also depends on specific conditions affecting those providers and on general economic conditions. The decrease in revenue during the three months ended September 30, 2002, from the prior corresponding period, reflects continuing weak industry-specific and general economic conditions. Revenue from sales to telecommunications and Internet service providers decreased 48.8% from $2.8 million to $1.5 million for the three months ended September 30, 2002, and represented 35.4% of total revenue. Revenue from sales to enterprises increased 68.5% from $1.6 million to $2.6 million for the three months ended September 30, 2002 and represented approximately 64.3% of total revenue.

Backlog was $4.4 million as of September 30, 2002, compared to $4.9 million as of June 30, 2002. The Company defines backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services generally within one year. The Company has experienced fluctuations in its backlog at various times. It anticipates that $3.2 million of the backlog at September 30, 2002, will be recognized during fiscal year 2003. Although the Company believes that its entire backlog consists of firm orders, the Company’s backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the contracting process.

Cost of Revenue
The Company’s cost of revenue consists primarily of direct labor costs, direct material costs and allocable indirect costs. The expenses for services provided by certain alliance partners in connection with the installation and integration of the Company’s products may also be included.

Cost of revenue was $1.8 million and $2.4 million, respectively, for the three months ended September 30, 2002 and 2001, representing 43.4% and 54.1% of total revenue for each period, respectively. Cost of revenue decreased $0.6 million, or 25%, during the three months ended September 30, 2002, as compared to the prior corresponding period, reflecting a decrease in labor related costs, as the Company decreased staffing levels in response to the continuing decline for the Company’s products within the telecommunications sector.

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

SG&A expenses were $2.2 million and $3.2 million, respectively, during the three months ended September 30, 2002 and 2001, representing 52.6% and 71.9% of total revenue for each period, respectively. SG&A expenses decreased $1.0 million or 31% in the three months ended September 30, 2002 as compared to the comparable quarter in the prior year. This decrease is primarily the result of a continued focus to reduce expenses and a reduction in indirect labor, which includes Company, and employee initiated reductions in personnel and personnel costs.

Research and Development Expenses
Research and development expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of the Company’s product-based solutions.

Research and development expenses were $38 thousand and $272 thousand during the three months ended September 30, 2002 and 2001, respectively, and represented 0.9% and 6.2% of total revenue for each period, respectively. Research and development expenses decreased $234 thousand or 86% during the three months ended September 30, 2002, as compared to the prior corresponding period primarily due to a decrease in resources applied to research and development. The Company was selective in approving new projects and, in some instances, discontinued projects that were not related to the development of Convergent Mediation TM solutions. The Company expects that R&D expenses will increase from the current level throughout fiscal 2003.

Liquidity and Capital Resources

As of September 30 and June 30, 2002, the Company’s primary sources of liquidity were cash and cash equivalents of $2.6 million and $3.5 million, respectively. Cash and cash equivalents decreased by 27% from June 30 to September 30, 2002, and comprised 24% and 34% of total assets as of September 30 and June 30, 2002, respectively.

Working capital was $4.9 million at September 30, 2002, as compared to $4.7 million at June 30, 2002. Working capital increased $0.2 million or 4% during the three months ended September 30, 2002, primarily as a result of operating gains, net of depreciation in excess of purchased assets and amortization. Gross receivables increased by $938,000, largely reflecting the lengthening of the payment terms for some of the Company’s international customers and the timing of shipments during the quarter. Five customers represented 69% of the Company’s gross trade receivable balance as of September 30, 2002, with two of those five customers representing 41% of the Company’s gross trade receivable balance as of September 30, 2002.

The Company recognized a net provision for doubtful accounts of $30 thousand and $49 thousand during the three months ended September 30, 2002 and 2001, respectively. The Company expects that domestic telecommunication and internet service providers will continue to encounter difficulties during fiscal 2003 and this may impact their ability to pay amounts due to the Company. The decrease in the provision for doubtful accounts, as compared to the prior corresponding period, is consistent with the decline in revenue for the period and the specific write-off of a single account.

The Company’s operating activities used $1.8 million and $0.7 million in cash during the three months ended September 30, 2002 and 2001, respectively. The changes between periods in cash flows from operating activities are primarily the result of the change in net income (loss) between the periods and changes in accounts receivable and accounts payable balances, which fluctuate relative to the timing and volume of the Company’s revenue.

Net cash used for investing activities was $81 thousand and $18 thousand, respectively, during the three months ended September 30, 2002 and 2001. The increase in cash outflows for investing activities during these periods is due largely to a Company-wide software upgrade to existing computer equipment.

The Company’s financing activities generated cash of $908 thousand and used cash of $64 thousand during the three months ended September 30, 2002 and 2001, respectively. The Company incurred positive cash flows from financing activities during the three months ended September 30, 2002, as a result of net cash generated from additional borrowings and employee stock purchases.

The Company has the ability to borrow up to $3.5 million under its Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (the “Bank”). As of September 30, 2002, there were borrowings of $1.2 million outstanding under this Agreement. The amount outstanding bears interest at the Bank’s prime rate plus 2 percent per annum, but no less than 4.75%. As of September 30, 2002, the interest rate being charged to the Company was 6.75%. Financial covenants under the Agreement with the Bank require the Company to maintain a certain minimum tangible net worth, with which the Company was in compliance at September 30, 2002.

A portion of the proceeds from the borrowings under the Agreement was used to pay in full the remaining amount due under the former Equipment Financing Line with the Bank. The Equipment Financing Line was paid off early to take advantage of a lower interest rate through the Agreement versus the rate then being charged on the Equipment Financing Line.

Under the terms of its office lease, the Company maintains a letter of credit under its line of credit with the Bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by the Company. The letter of credit required under the lease for the majority of fiscal year 2003 is $135 thousand (from $200 thousand) and decreases annually through fiscal year 2008 to $92 thousand. As of the date of this filing, the Company was not subject to any draw against this letter of credit by the landlord.

The Company also maintains other customer-related letters of credit issued by the Bank to support specific terms and conditions of certain customer orders. The aggregate of these letters of credit was approximately $53 thousand as of September 30, 2002. The Company maintains both minimum cash balances and reserves against its Agreement with the Bank to secure its obligations under these letters of credit.

The Company is continuing to manage its expenses to conserve cash and maintain adequate liquidity. It has no significant commitments for capital expenditures at September 30, 2002. The Company believes that existing cash balances, cash flow from operations, the availability of credit under its Agreement with the Bank, and other potential sources of financing will support the Company’s working capital requirements for the next twelve months, based on the Company’s current expectations as to anticipated revenue, expenses and cash flow.

The following table summarizes our contractual obligations and commitments as of September 30, 2002 and the effect such commitments could have on our liquidity and cash flows in future periods.

Contractual Obligation		Payments Due by Period

(amounts in thousands)
		Less than 1	1-3	4-5	After 5
	Total	year	years	years	years

Operating Leases	$1,230	$852	$365	$13	$0

The Company has commercial commitments of a $3.5 million accounts receivable backed line of credit that expires July 1, 2003. $1.2 million was outstanding as of September 30, 2002. The Company also has issued standby letters of credit for security deposits for office space and to guarantee service contracts and is summarized in the following table. The standby letters of credit have a one-year term and renew annually.

Other Commercial Commitments	Amount of Commitment Expiration Per Period

	Total Amounts	Less than 1	1-3	4-5	Over 5
	Committed	year	years	years	years

Standby Letters of Credit	$252,562	$252,562	$—	$—	$—

Additional Factors Affecting Future Operating Results
 This quarterly report on Form 10-Q and the other documents we file with the SEC contain forward looking statements that are based on current expectations, estimates, forecasts and projections about the industries to which we supply solutions and in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as ‘expects,’ ‘anticipates,’ ‘targets,’ ‘goals,’ ‘projects,’ ‘intends,’ ‘believes,’ ‘seeks,’ ‘estimates,’ variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have the intention or obligation to update publicly any forward-looking statements after the distribution of this Report on Form 10-Q, whether as a result of new information, future events, changes in assumptions, or otherwise.

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

Economic Conditions. If the current uncertainty and negativity in the economic climate in the U.S. and the rest of the world continue, our customers — and our business and financial results — will continue to be adversely affected.

Telecommunications Industry Conditions. Our business and financial results are highly dependent on the telecom industry and the capital spending of our customers. Recent trends, all of which is likely to have a continuing adverse effect on us, indicate that capital spending by telecom companies has decreased and may continue to decrease in the near future as a result of the general decline in economic conditions in local and international markets, by intense competition in the development of new technology, and by the increasing reluctance of large telecom carriers to make significant capital expenditures, due, in part to increasing competition from smaller, rapidly developing alternative carriers, decreasing prices for telecom services and equipment, and regulatory rate structures that have become less dependent on the level of carriers’ capital expenditures.

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

International Sales. To the extent that a substantial portion of our revenues are derived from international sales, (46% of the Company’s sales were derived from International customers in the first quarter of fiscal 2003 and 2002) and are therefore subject to the related risks, including the general economic conditions in each country, the overlap of different tax structures, the difficulty in managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, and longer payment cycles, our results may be adversely affected.

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

NASDAQ Listing. The Company does not currently meet certain of the continued listing requirements for the NASDAQ National Market and may not be able to meet the minimum listing requirements for the NASDAQ National Market in the future. The Company could apply for listing on the Nasdaq SmallCap Market and would have to satisfy the continued listing requirements for that market. The listing of our Common Stock on the SmallCap Market could adversely affect or limit our ability to raise funds through stock issuances.

Item 4. Controls and Procedures

     ACE*COMM Corporation’s management, including the Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chairman of the Board and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date the Chairman of the Board and Chief Financial Officer completed their evaluation.

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 99.1   Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2   Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE*COMM CORPORATION

DATE November 14, 2002	By	/s/George T. Jimenez George T. Jimenez Chief Executive Officer

/s/Steven R. Delmar Steven R. Delmar Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, George T. Jimenez, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ACE*COMM Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/George T. Jimenez George T. Jimenez Chief Executive Officer

CERTIFICATIONS

I, Steven R. Delmar, certify that:

7.	I have reviewed this quarterly report on Form 10-Q of ACE*COMM Corporation;

8.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.	The registrant’s other certifying officers and I are responsible for establishing disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/Steven R. Delmar Steven R. Delmar Chief Financial Officer