Form 10-Q
period 2002-12-31
ACE COMM CORP
filed 2003-02-14
CIK 1017526

As filed with the Securities and Exchange Commission on February 14, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-21059

ACE*COMM CORPORATION

(Exact name of registrant as specified in its charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	52-1283030 (IRS Employer ID Number)

704 Quince Orchard Road, Gaithersburg, MD (Address of Principal Executive Offices)	20878 (Zip Code)

301-721-3000 (Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The number of shares of Common Stock outstanding as of December 31, 2002 was 9,781,220

ACE*COMM CORPORATION
INDEX
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2002

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ACE*COMM CORPORATION
BALANCE SHEETS
(in thousands)

	December 31,	June 30,
	2002	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,577	$3,530
Accounts receivable, net	5,243	3,866
Inventories, net	902	1,122
Prepaid expenses and other	313	211

Total current assets	10,035	8,729
Property and equipment, net	1,310	1,659
Other assets	9	14

Total assets	$11,354	$10,402

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings	$1,150	$209
Accounts payable	700	663
Accrued expenses	401	582
Accrued compensation	1,085	1,340
Deferred revenue	1,058	1,233

Total current liabilities	4,394	4,027
Noncurrent borrowings	—	11
Other noncurrent liabilities	—	33

Total liabilities	4,394	4,071

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 45,000,000 shares authorized, 9,781,220 and 9,328,044 shares issued and outstanding	98	93
Additional paid-in capital	21,914	21,462
Accumulated deficit	(15,052)	(15,224)

Total stockholders’ equity	6,960	6,331

Total liabilities and stockholders’ equity	$11,354	$10,402

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the three months ended		For the six months ended
	December 31,		December 31,

	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$4,071	$4,601	$8,162	$8,997
Cost of revenue	1,871	2,277	3,644	4,653

Gross profit	2,200	2,324	4,518	4,344
Selling, general, and administrative	2,028	2,971	4,180	6,132
Research and development	55	170	93	442
Provision for doubtful accounts	30	160	60	209

Income (loss) from operations	87	(977)	185	(2,439)
Interest (expense) income	(6)	19	(13)	43

Income (Loss) before income taxes	81	(958)	172	(2,396)
Benefit for income taxes	—	—	—	—

Net income (loss)	$81	$(958)	$172	$(2,396)

Basic net income (loss) per share	$0.01	$(0.10)	$0.02	$(0.26)

Diluted net income (loss) per share	$0.01	$(0.10)	$0.02	$(0.26)

Shares used in computing net income (loss) per share:
Basic	9,311	9,299	9,317	9,291

Diluted	9,334	9,299	9,329	9,291

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended
	December 31,

	2002	2001
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$172	$(2,396)
Adjustments to reconcile net income (loss) to net cash used for by operating activities:
Depreciation and amortization	469	728
Provision for doubtful accounts	60	209
Gain on disposal of property and equipment	1	—
Changes in operating assets and liabilities:
Accounts receivable	(1,437)	(224)
Inventories, net	220	(138)
Prepaid expenses and other assets	(97)	63
Accounts payable	37	491
Accrued liabilities	(436)	(450)
Deferred revenue	(175)	(463)
Other liabilities	(33)	(30)

Net cash used for operating activities	(1,219)	(2,210)

Cash flows used for investing activities:
Purchases of property and equipment	(121)	(118)

Cash flows from financing activities:
Borrowings	1,550	—
Payments on debt	(620)	(132)
Principal payments under capital lease obligation	—	(22)
Repurchase of common stock	(36)	—
Proceeds from employee stock purchase plan	18	36
Net proceeds from common stock issued	475	—

Net cash provided by(used for) financing activities	1,387	(118)

Net increase (decrease) in cash and cash equivalents	47	(2,446)
Cash and cash equivalents, beginning of period	3,530	5,770

Cash and cash equivalents, end of period	$3,577	$3,324

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$22	$21
Income taxes	$—	$1

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

Reclassifications

Certain prior year information has been reclassified to conform to the current year’s presentation.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	December 31,	June 30,
	2002	2002

Billed receivables	$4,298	$2,709
Unbilled receivables	1,098	1,762
Allowance for doubtful accounts	(153)	(605)

	$5,243	$3,866

Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. The Company recorded a provision for doubtful accounts of $60,000 and wrote-off $521,000, of which $512,000 related to one customer was included in the allowance for the six months ended December 31, 2002. In addition, the Company recovered $9,000 to the allowance for the six months ended December 31, 2002. The Company increased its allowance for doubtful accounts to $209,000 and wrote-off $85,000 in uncollectable accounts for the six months ended December 31, 2001. During the six months ended December 31, 2002, gross receivables increased by $925,000, largely reflecting the lengthening of the payment terms for some of the Company’s international customers and the timing of shipments during the quarter.

NOTE 3 – STOCKHOLDERS’ EQUITY

During the six months ended December 31, 2002, the Company issued 23,048 shares of common stock under the Employee Stock Purchase Plan and there were no exercises of stock options issued under the Omnibus Stock Plan. For the six months ended December 31, 2001, the Company issued 36,064 shares of common stock under the Employee Stock Purchase Plan and there were no exercises of stock options under the Omnibus Stock Plan.

In December 2002, a new strategic partner, Westlake Development Company, Inc., acquired 475,000 or 4.86% shares of the Company’s common stock at an aggregate purchase price of $475,000.

Stock Repurchases

During the twelve months ended September 16, 2002, the Company repurchased a total of 48,872 shares of common stock at an average per share price of $0.84. During the six months ended December 31, 2002, the Company repurchased 44,872 shares of common stock at an average per share price of $0.82. The Stock Repurchase program expired on September 16, 2002.

NOTE 4 – INCOME TAXES

Net operating loss carry forwards are available to offset the tax liability related to income earned during the six months ended December 31, 2002. Accordingly, no provision for income taxes was recorded.

ITEM 2. Management’s Discussion and Analysis of Results of Operations And Financial Condition

Cautionary Note Regarding Forward-Looking Statements

     This Quarterly Report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forwarding-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These forward-looking statements relate to future events or the future financial performance of the Company, some or all of which may involve risk and uncertainty. The Company often introduces a forward-looking statement by such words as “anticipate,” “plan,” “projects,” “continuing,” “ongoing,” “expects,” “management (or the Company) believes,” or “intend.” Investors should not place undue reliance on these forward-looking statements, which involve estimates, assumptions, risks and uncertainties that could cause actual results to vary materially from those expressed in this Report or from those indicated by one or more forward-looking statements. The forward-looking statements speak only as of the date on which they were made, and the Company undertakes no obligation to update any of the forward-looking statements. In evaluating forward-looking statements, the risks and uncertainties investors should specifically consider include, but are not limited to, demand levels in the relevant markets for the Company’s products, the ability of the Company’s customers to make timely payment for purchases of its products and services, the risk of additional losses on accounts receivable, success in marketing the Company’s products and services internationally, the effectiveness of cost containment strategies, as well as the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, and in subsequent reports filed with the Securities and Exchange Commission, including the matters set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Additional Factors Affecting Future Operating Results,” as well as others matters presented in this Quarterly Report.

     The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in the Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on June 30, 2002.

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

     The Company enters into formal arrangements that provide for single or multiple deliverables of hardware, software and related services. These arrangements are formalized by either a simple purchase order or by more complex contracts such as development, reseller or master agreements. These arrangements are primarily U.S. dollar denominated typically have an aggregate value of several thousand to several million dollars and vary in length from 30 days to several years (e.g., master agreements). Agreements spanning several years are typically implemented in smaller statements of work or orders that are typically deliverable within three to twelve months.

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

     Most of the Company’s professional services are delivered in conjunction with the Company’s solutions and are essential to the functionality of other elements of the arrangement, and are therefore bundled with software licenses as described above. However, the Company occasionally sells unbundled services; in these instances, the Company generally recognizes revenue as the services are performed.

     In some instances, the Company enters into a multiple element arrangement that does not involve significant modification or customization of the related software. In these limited instances, the Company allocates revenue to each element of the arrangement based on objective evidence of the element’s fair value based on internal price listings developed by the Company. Revenue is recognized upon delivery (i.e., transfer of title) when a signed agreement exists, the fee is fixed and determinable, and collection of the resulting receivable is probable.

     Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During the three months ended December 31, 2002, the Company had six customers generating $150,000 or more in revenue during the period (“Major Customers”) representing approximately 70% of total revenue. The Company’s largest customer during the three months ended December 31, 2002, was a supplier who delivers advanced U.S. technologies to the communication sectors of China and represented approximately 24% of total revenue. During the three months ended December 31, 2001, the Company had twelve Major Customers representing approximately 77% of total revenue. The average revenue earned per Major Customer was $475 thousand and $296 thousand, for the three months ended December 31, 2002 and 2001, respectively.

     During fiscal years 2001 and 2002, the Company experienced significant net losses from operations, primarily due to lower demand from its North American telecommunications customers. Management expects this lower demand to continue in the foreseeable future. To offset the effects of the current lower North American demand, the Company continues to target sales efforts in what it believes to be a growing market for its Convergent Mediation™ solutions outside of North America.

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

Critical Accounting Policies

     In December 2001, the SEC requested that all registrants include a discussion of its critical accounting policies. The Company’s significant accounting policies are more fully described in Note 2 included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002. However, certain number of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. The following is a brief discussion of the Company’s critical accounting policies:

Allowance for Doubtful Accounts

     The allowance for doubtful accounts is an estimate of losses resulting from the inability of our customers to make required payments. We evaluate the adequacy of the allowance regularly, taking into consideration factors such as past experience, credit quality of the customer, age of the receivable balance, individually and in aggregate, and current economic conditions that may affect a customer’s ability to pay. If our assessment indicates that collection is not probable at the time the transaction is consummated, we do not recognize revenue until cash collection.

     However, analysis of the ability of our customers to make required payments is subject to substantial uncertainty. In general, historical data and recent experience both indicate that in the absence of the bankruptcy of a customer, almost all accounts receivable are paid in due course, despite an increase in the number of days to collect over the past several years. However, the current economic conditions and our customer base, which is highly concentrated in the telecommunications and Internet service provider industries where several of the leading companies have filed for bankruptcy, has made analysis of collectibility of accounts increasingly difficult. Normal indicators used in customer creditworthiness evaluation have not adequately predicted the sudden decline in financial condition experienced by some of our customers. Our growing number of international customers has posed additional challenges regarding collections.

In addition, the data on which we base our assessments may not be completely current or reliable, and receipt of new data can result in large adjustments to the allowance for doubtful accounts. One example of this type of adjustment is the recent $512,000 write off related to a single customer, where we concluded based on new data that the customer likely would not be able to make payment.

While we have attempted to reflect these factors in the estimates and assumptions used to arrive at the allowance, the use of different estimates or assumptions could produce significantly different allowances

  Revenue Recognition

     The Company derives revenues primarily from product-based solutions, where a combination of hardware, proprietary software, and services are offered to customers. These product-based solutions are typically formalized in a multiple element arrangement involving significant modification or customization of the underlying software and services related to implementation and integration. The Company’s software licenses to end-users generally provide for an initial license fee to use the product in perpetuity. Under certain contracts, the Company licenses its software to resellers for subsequent modification and resale. In situations when the Company’s product-based solutions involve significant modification or customization of software, or when the Company’s systems integration and product development are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. The hardware revenue on these contracts is recognized upon transfer of title. Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis.

     The Company also enters into a multiple element arrangements that do not involve significant modification or customization of the related software. In these limited instances, the Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 97-2, “Software Revenue Recognition,” and allocates revenue to each element of the arrangement based on objective evidence of the element’s fair value based on internal price listings developed by the Company. Revenue is recognized upon delivery (i.e., transfer of title), when a signed agreement exists, the fee is fixed and determinable, and collection of the resulting receivable is probable.

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

Results of Operations

The following table shows the percentage of revenue attributable to certain items from ACE*COMM’s statements of operations:

	For the three months		For the six months
	ended		ended
	December 31,		December 31,

	2002	2001	2002	2001

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	46.0%	49.5%	44.6%	51.7%
Selling, general and administrative expenses	49.8%	64.6%	51.2%	68.2%
Research and development expenses	1.4%	3.7%	1.1%	4.9%
Provision for doubtful accounts	0.7%	3.4%	0.7%	2.3%

Income (loss) from operations	2.1%	(21.2)%	2.4%	(27.1)%
Net interest (expense) income	(0.1)%	0.4%	(0.2)%	0.5%

Income (loss) before income tax provision	2.0%	(20.8)%	2.2%	(26.6)%
Income tax provision	0.0%	0.0%	0.0%	0.0%

Net income (loss)	2.0%	(20.8)%	2.2%	(26.6)%

Three and Six months ended December 31, 2002 compared to Three and Six Months ended December 31, 2001.

     Revenue

     Revenue for the three months ended December 31, 2002 (“second quarter of fiscal year 2003”) and December 31, 2001, was $4.1 million and $4.6 million, respectively, reflecting a decrease of $0.5 million or 11.5%. Revenue for the six months ended December 31, 2002 and December 31, 2001 was $8.2 million and $9.0 million, respectively, reflecting a decrease of $0.8 million or 9.3%.

     Revenue growth depends, in part, on the overall demand for the Company’s product-based solutions. Because the Company’s sales are primarily to telecommunication and Internet service providers and enterprises, its ability to generate revenue also depends on specific market conditions affecting those providers and on general economic conditions. The decrease in revenue during the three and six month periods ended December 31, 2002 from the prior corresponding periods reflects continuing weak industry-specific and general economic conditions. Revenue from sales to telecommunications and Internet service providers increased 9.9% from $2.3 million to $2.5 million for the three months ended December 31, 2002, and represented 62.0% of total revenue. Revenue from sales to enterprises decreased 32.9% from $2.3 million to $1.6 million for the three months ended December 31, 2002 and represented approximately 38.0% of total revenue. Revenue from sales to telecommunications and Internet service providers decreased 22.5% from $5.1 million to $4.0 million for the six months ended December 31, 2002, and represented 48.7% of total revenue. Revenue from sales to enterprises increased 8.0% from $3.9 million to $4.2 million for the six months ended December 31, 2002 and represented approximately 51.2% of total revenue.

     Backlog was $4.5 million as of December 31, 2002, compared to $4.9 million as of June 30, 2002. The Company defines backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services to be provided to customers generally within one year. The Company has experienced fluctuations in its backlog at various times. It anticipates that $2.1 million of the backlog at December 31, 2002, will be recognized during fiscal year 2003. Although the Company believes that its entire backlog consists of firm orders, the Company’s backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the contracting process.

     Cost of Revenue

     The Company’s cost of revenue consists primarily of direct labor costs, direct material costs and allocable indirect costs. The expenses for services provided by certain alliance partners in connection with the installation and integration of the Company’s products may also be included.

     Cost of revenue was $1.9 million and $2.3 million, respectively, for the three months ended December 31, 2002 and 2001, representing 46.0% and 49.5% of total revenue for each period, respectively. Cost of revenue was $3.6 and $4.7 million, respectively, for the six months ended December 31, 2002 and 2001, representing 44.6% and 51.7% of total revenue for each period, respectively. Cost of revenue decreased $0.4 million, or 18%, during the three months ended December 31, 2002, as compared to the prior corresponding period. Cost of revenue decreased $1.0 million, or 22%, during the six months ended December 31, 2002, as compared to the prior corresponding period. The decreases in amounts of cost of revenue, and as a percentage of total revenue, in the current three and six month periods, as compared to the prior corresponding periods, reflects a decrease in material costs due to reduced hardware sales as a percentage of total sales as well as a decrease in personnel and other costs.

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

     SG&A expenses were $2.0 million and $3.0 million, respectively, during the three months ended December 31, 2002 and 2001, representing 49.8% and 64.6% of total revenue for each period, respectively. SG&A expenses were $4.2 million and $6.1 million, respectively, for the six months ended December 31, 2002 as compared to the comparable six month in the prior year. SG&A expenses decreased $1.0 million or 32% in the three months ended December 31, 2002 as compared to the prior corresponding period. SG&A expenses decreased $2.0 million or 32% in the six months ended December 31, 2002 as compared to the comparable period in the prior year. The decreases in amounts of SG&A expenses, and as a percentage of total revenue, in the current three and six month periods, as compared to the prior corresponding periods, were primarily the result of a continuing effort to reduce expenses, which includes Company and employee initiated reductions in labor costs.

     Research and Development Expenses

     Research and development (R&D) expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of the Company’s product-based solutions.

     Research and development expenses were $55 thousand and $170 thousand during the three months ended December 31, 2002 and 2001, respectively, and represented 1.4% and 3.7% of total revenue for each period, respectively. Research and development expenses were $93 thousand and $442 thousand during the six months ended December 31, 2002 and 2001, respectively, and represented 1.1% and 4.9% of total revenue for each period, respectively. Research and development expenses decreased $115 thousand or 68% during the three months ended December 31, 2002, as compared to the prior corresponding period. Research and development expenses decreased $349 thousand or 79% during the six months ended December 31, 2002, as compared to the prior corresponding period. The decreases in amounts of research and development expenses, and as a percentage of total revenue, in the current three and six month periods were primarily due to a decrease in resources applied to research and development. The Company was selective in approving new projects and, in some instances, discontinued projects that were not related to the development of Convergent MediationTM solutions. The Company expects that R&D expenses will increase moderately from the current level during the remainder of fiscal year 2003.

Liquidity and Capital Resources

     As of December 31 and June 30, 2002, the Company’s primary sources of liquidity were cash and cash equivalents of $3.6 million and $3.5 million, respectively. Cash and cash equivalents increased by 1% from June 30 to December 31, 2002, and comprised 32% and 34% of total assets as of December 31 and June 30, 2002, respectively.

     Working capital was $5.6 million at December 31, 2002, as compared to $4.7 million at June 30, 2002. Working capital increased $1.0 million or 21% during the six months ended December 31, 2002, primarily as a result of proceeds from common stock issued and operating income. Gross receivables increased by $925 thousand largely reflecting the lengthening of the payment terms for some of the Company’s international customers and the timing of shipments during the quarter. Six customers represented 69% of the Company’s gross trade receivable balance as of December 31, 2002, with one international customer representing 20% of the Company’s gross trade receivable balance as of December 31, 2002.

     The Company recognized a net provision for doubtful accounts of $60 thousand and $209 thousand during the six months ended December 31, 2002 and 2001, respectively. The provision for doubtful accounts included $100 thousand related to a single customer in fiscal year 2001.

     The Company’s operating activities used $1.2 million and $2.2 million in cash during the six months ended December 31, 2002 and 2001, respectively. The changes between periods in cash flows from operating activities are primarily the result of the change in net income (loss) between the periods and changes in accounts receivable and accounts payable balances, which fluctuate relative to the timing and volume of the Company’s revenue.

     Net cash used for investing activities was $121 thousand and $118 thousand, respectively, during the six months ended December 31, 2002 and 2001.

     The Company’s financing activities generated cash of $1.4 million and used cash of $118 thousand during the six months ended December 31, 2002 and 2001, respectively. The Company incurred positive cash flows from financing activities during the six months ended December 31, 2002, as a result of net cash generated from a strategic partner acquiring 475,000 shares of the Company’s common stock and additional borrowings.

     External Sources of Liquidity

     Loan and Security Agreement. The Company has the ability to borrow up to $3.5 million, against eligible accounts receivable, under its Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (the “Bank”). As of December 31, 2002, there were borrowings of $1.2 million outstanding under this Agreement. The amount outstanding bears interest at the Bank’s prime rate plus 2 percent per annum, but no less than 4.75%. As of December 31, 2002, the interest rate being charged to the Company was 6.75% and available borrowing capacity was $630 thousand. Financial covenants under the Agreement with the Bank require the Company to maintain a certain minimum tangible net worth, with which the Company was in compliance at December 31, 2002.

     A portion of the proceeds from the borrowings under the Agreement was used to pay in full the remaining amount due under the former Equipment Financing Line with the Bank. The Equipment Financing Line was paid off early to take advantage of a lower interest rate through the Agreement versus the rate then being charged on the Equipment Financing Line.

     Letters of Credit. Under the terms of a new office lease, the Company maintains a letter of credit under its line of credit with the Bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by the Company. The letter of credit required under the lease for the majority of fiscal year 2003 is $135 thousand (reduced from $200 thousand under the prior lease) and decreases annually through fiscal year 2008 to $92 thousand. As of the date of this filing, the Company was not subject to any draw against this letter of credit by the landlord.

     The Company also maintains other customer-related letters of credit issued by the Bank to support specific terms and conditions relating to customer support requirements of certain customer orders. The aggregate of these letters of credit was approximately $321 thousand as of December 31, 2002. The Company maintains both minimum cash balances and reserves against its Agreement with the Bank to secure its obligations under these letters of credit.

     Sufficiency of Resources

     The Company is continuing to manage its expenses with a goal to conserve cash and maintain adequate liquidity. It has no significant commitments for capital expenditures at December 31, 2002. The Company believes that existing cash balances, cash flow from operations, and the availability of credit under its Agreement with the Bank, will support the Company’s working capital requirements for the next twelve months, based on the Company’s current expectations as to anticipated revenue, expenses and cash flow.

Contractual Obligations and Commitments

     The following table summarizes our contractual obligations and commitments as of December 31, 2002 and the effect such commitments could have on our liquidity and cash flows in future periods. Operating lease commitments are comprised of two leases; one for our corporate headquarters in Gaithersburg, MD, and one for our Canadian office in Montreal, Quebec. The corporate headquarters lease consists of approximately 24,000 square feet in a three story building for the period December 2002 through November 2008. The Canadian office lease consists of approximately 3,400 square feet in a high rise office building in downtown Montreal for the period July 2002 through June 2006.

Contractual Obligation		Payments Due by Period
(amounts in thousands)

		Less than 1	1-3	4-5	After 5
	Total	year	years	years	years

Operating Leases	$3,544	$660	$1,989	$895	$0

     The Company has commercial commitments under a $3.5 million accounts receivable backed line of credit that expires July 1, 2003. $1.2 million was outstanding as of December 31, 2002. The Company also has issued standby letters of credit for security deposits for office space and to guarantee service contracts summarized in the following table. The standby letters of credit have a one-year term and renew annually.

Other Commercial Commitments	Amount of Commitment Expiration Per Period
(amounts in thousands)

	Total Amounts	Less than	1-3	4-5	Over 5
	Committed	1 year	years	years	years

Standby Letters of Credit	$53	$268	$—	$—	$—

     The following items are representative of the risks, uncertainties and assumptions that could affect the Company’s future results from operations.

     We rely on significant customers and large orders for a substantial percentage of our revenue. To date, a significant portion of our revenue has come from large financial commitments from a small number of customers. We expect to continue to depend on a limited number of customers in any given period for a significant portion of our revenue, and in turn, to be dependent on their continuing success and positive financial results and condition. If we fail to continue to receive orders from such customers for our solutions, or if any one or more of these customers suffers a downturn, our results will suffer, and the effect may be material.

     Adverse economic conditions are adversely affecting our performance. If the current uncertainty and negativity in the economic climate in the U.S. and the rest of the world continues, our customers — and our business and financial results — will continue to be adversely affected.

     Continuing decline in capital spending in the telecommunications industry conditions may reduce our revenues. Our business and financial results are highly dependent on the telecommunications industry and the capital spending of our customers. Recent trends, which have had and are likely to continue to have a continuing adverse effect on us, indicate that capital spending by telecommunication companies has decreased and may continue to decrease in the near future as a result of the general decline in economic conditions in local and international markets, intense competition in the development of new technology, increasing competition from smaller, rapidly developing alternative carriers, decreasing prices for telecommunications services and equipment, and regulatory rate structures that have become less dependent on the level of carriers’ capital expenditures.

     Market consolidation has reduced and may continue to reduce, the number of potential customers. The North American communications industry has experienced significant consolidation. In the future, there may be fewer potential customers requiring operations support systems and related services, increasing the level of competition in the industry. In addition, larger, consolidated communication companies have strengthened their purchasing power, which could create pressure on the prices charged and the margins realized. These companies are also striving to streamline their operations by combining different communications systems and the related operations support systems into one system, reducing the number of vendors needed. The Company may lose customers as a result of industry consolidation, which may have a material adverse effect on the Company’s business, financial condition and results of operations.

     The markets in which we sell our products are highly competitive and we may not be able to compete effectively. We compete in markets that are intensely competitive and rapidly changing. Many of our current and future competitors have significantly more personnel and greater financial, technical, marketing and other resources than we have. We are aware of other companies that are focusing significant resources on developing and marketing products and services that will compete with us. The failure of ACE*COMM to develop and market products and services that compete successfully with those of other suppliers in the market would harm our business. We anticipate that the market for our products and services will remain intensely competitive.

     Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Also, current and potential competitors have greater name recognition and more extensive customer bases that they can use to compete more effectively. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could harm our business. Intense competition has recently been exemplified by deep price discounting by our competitors that has resulted in a lengthening of our sales cycles and may threaten our ability to close forecasted business. Additionally, the financial strength of ACE*COMM or a competitor is becoming a factor in potential customers’ decisions.

     Our future success will depend on our ability to manage technological change. The market for our products and the services they are used to support is characterized by rapid technological change, frequent new product introduction, changes in customer requirements, and evolving industry standards.

     Future versions of hardware and software platforms embodying new technologies and the emergence of new industry standards could render our products obsolete. Our future success will depend upon our ability to develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers.

     We must constantly modify and improve our products to keep pace with changes made to network elements and to back-office applications and other systems. This may result in uncertainty relating to the timing and nature of new product announcements, introductions or modifications, which may harm our business. If we fail to modify or improve our products in response to evolving industry standards, our products could rapidly become obsolete, which would harm our business.

     A failure to develop and maintain strategic alliances would reduce our revenue. We depend upon strategic alliances with leading companies that provide telecommunications services or that manufacture and market network equipment to expand our distribution channels and provide additional exposure for our product offerings. Our results could suffer further if we are unable to continue to develop or to be successful in maintaining strategic alliances.

     Our revenues may be adversely affected by our inability to collect from customers in a timely manner. Our results could be adversely affected by non-payment or slow-payment of trade receivables from customers in the telecommunication services industry and government sector. Several of our customers may be in the early stages of their development or have limited financial resources relative to the size of our receivables.

     Difficulties associated with international sales need to be overcome to generate new revenue. A substantial portion of our revenues are derived from international sales, (56% of the Company’s sales were derived from International customers in the first six months of 2003). Our ability to generate these revenues is subject to risks arising from general economic conditions in each country, the overlap of different tax structures, and the difficulty in managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, and longer payment cycles in many international sales. Our financial results in these markets may be adversely affected.

     Failure to accurately estimate resources to complete fixed-price contracts would adversely affect our margins. Our sales are typically formalized in multiple element arrangements involving significant customization of the underlying software and services. Our failure to accurately estimate the resources required for a project or a failure to complete contractual obligations in a manner consistent with the project plan may result in lower than expected project margins or project losses, which would negatively impact operating results. On occasion, we have and may be required in the future to commit unanticipated additional resources to complete projects. Additionally, we may fix the price of an arrangement before the final requirements are finalized. As a result, project losses may occur that would have a negative impact on operating results.

     NASDAQ listing. The Company does not currently meet certain of the continued listing requirements for The Nasdaq National Market and may not be able to meet the minimum listing requirements for The Nasdaq National Market in the future. The Company could apply for listing on The Nasdaq SmallCap Market and would have to satisfy the continued listing requirements for that market. The listing of our Common Stock on The Nasdaq SmallCap Market could adversely affect or limit our ability to raise funds through stock issuances.

Item 4. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with, or furnished to, the SEC, pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, that such information is accumulated and communicated to the Company’s management, including the Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a –14(c) and 15d-14(c) of the Securities Exchange Act of 1934.

     Within 90 days prior to the date of this report the Company’s management, including the Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chairman of the Board and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

     (b)  Changes in Internal Controls. There were no significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date the Chairman of the Board and Chief Financial Officer completed their evaluation.

PART II: OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On December 31, 2002, the Company sold 475,000 shares of its Common Stock to Westlake Development Company, Inc. for an aggregate purchase price of $475,000. The shares were sold in a private placement to a single accredited investor with reliance upon Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

Item 4. Submission of Matters to a Vote of Security Holders

     On November 13, 2002, the Registrant held its 2002 Annual Meeting of Stockholder (the “2002 Annual Meeting”). At the 2002 Annual Meeting, the following director was elected as a Class III director, to serve until the 2005 Annual Meeting of Stockholders, or until his successor is duly elected and qualify:

     George T. Jimenez        Votes For: 7,510,520        Votes Withheld: 538,141

     In addition to the Class III director enumerated above, as of the close of the 2002 Annual Meeting, the Company’s Board of Directors consisted of Paul Casner, Jr., Class II director, whose term expires at the 2004 Annual Meeting and Harry M. Linowes and Gilbert A. Wetzel, Class I directors whose terms expire at the 2003 Annual Meeting of Stockholders.

     At the 2002 Annual Meeting, the stockholders also took the following actions:

     To approve the proposal to ratify the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending
     June 30, 2003.

Votes For:	8,039,110
Votes Against:	5,951
Abstain:	3,600

      To approve the proposal to amend the Qualified ACE*COMM Employee Stock Purchase Plan, to increase the number of shares of
      Company Common Stock that may be purchased thereunder.

Votes For:	7,887,864
Votes Against:	151,756
Abstain:	9,041

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 99.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002, but filed three reports subsequent to the quarter. Information regarding the items reported on is as follows:

Date Filed	Item Reported On

January 30, 2003	On January 23, 2003, ACE*COMM Corporation issued a press release announcing its financial results for the second quarter of fiscal year 2003, which ended December 31, 2002.

January 23, 2003	On January 20, 2003, ACE*COMM Corporation issued a press release announcing the NASDAQ Staff Determination received January 13, 2003, and ACE*COMM Corporation’s appeal of same.

January 16, 2003	On January 7, 2003, ACE*COMM Corporation issues a press release announcing the sale of 475,000 shares of common stock to Westlake Development Company, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE*COMM CORPORATION (Registrant)

DATE February 14, 2002	By	/s/George T. Jimenez

George T. Jimenez
Chief Executive Officer

DATE February 14, 2002		/s/Steven R. Delmar

Steven R. Delmar
Chief Financial Officer
(Principal Financial Officer)

CERTIFICATIONS

I, George T. Jimenez, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ACE*COMM Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 14, 2002

/s/George T. Jimenez

George T. Jimenez
Chief Executive Officer

CERTIFICATIONS

I, Steven R. Delmar, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ACE*COMM Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 14, 2002

/s/Steven R. Delmar

Steven R. Delmar
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification of Chief Executive Office and Chairman of the Board pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).