Form 10-Q
period 2003-03-31
ACE COMM CORP
filed 2003-05-15
CIK 1017526

As filed with the Securities and Exchange Commission on May 15, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-21059

ACE*COMM CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	52-1283030 (IRS Employer ID Number)

704 Quince Orchard Road, Gaithersburg, MD (Address of Principal Executive Offices)	20878 (Zip Code)

301-721-3000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes [   ]   No [X]

The number of shares of Common Stock outstanding as of March 31, 2003 was 9,792,816

ACE*COMM CORPORATION
INDEX
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ACE*COMM CORPORATION
BALANCE SHEETS
(in thousands)

	March 31,	June 30,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,646	$3,530
Accounts receivable, net	4,781	3,866
Inventories, net	717	1,122
Prepaid expenses and other	294	211

Total current assets	8,438	8,729
Property and equipment, net	1,064	1,659
Other assets	9	14

Total assets	$9,511	$10,402

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings	$1,135	$209
Accounts payable	722	663
Accrued expenses	425	582
Accrued compensation	838	1,340
Deferred revenue	1,277	1,233

Total current liabilities	4,397	4,027
Noncurrent borrowings	—	11
Other noncurrent liabilities	—	33

Total liabilities	4,397	4,071

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 45,000,000 shares authorized, 9,792,816 and 9,328,044 shares issued and outstanding	98	93
Additional paid-in capital	21,921	21,462
Accumulated deficit	(16,905)	(15,224)

Total stockholders’ equity	5,114	6,331

Total liabilities and stockholders’ equity	$9,511	$10,402

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the three months ended		For the nine months ended
	March 31,		March 31,

	2003	2002	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$2,369	$5,025	$10,531	$14,022
Cost of revenue	2,109	2,468	5,753	7,121

Gross profit	260	2,557	4,778	6,901
Selling, general, and administrative	1,967	2,806	6,147	8,938
Research and development	108	161	201	603
Provision for doubtful accounts	30	221	90	430

Income (loss) from operations	(1,845)	(631)	(1,660)	(3,070)
Interest (expense) income	(8)	(2)	(21)	41

Income (Loss) before income taxes	(1,853)	(633)	(1,681)	(3,029)
Benefit for income taxes	—	—	—	—

Net income (loss)	$(1,853)	$(633)	$(1,681)	$(3,029)

Basic net income (loss) per share	$(0.19)	$(0.07)	$(0.18)	$(0.33)

Diluted net income (loss) per share	$(0.19)	$(0.07)	$(0.18)	$(0.33)

Shares used in computing net income (loss) per share:
Basic	9,793	9,317	9,473	9,299

Diluted	9,793	9,317	9,473	9,299

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended
	March 31,

	2003	2002

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,681)	$(3,029)
Adjustments to reconcile net income (loss) to net cash used for by operating activities:
Depreciation and amortization	687	1,000
Provision for doubtful accounts	90	430
Provision for
Loss on disposal of property and equipment	(28)	(3)
Changes in operating assets and liabilities:
Accounts receivable	(1,005)	(769)
Inventories, net	405	141
Prepaid expenses and other assets	(78)	118
Accounts payable	59	713
Accrued liabilities	(659)	(574)
Deferred revenue	44	(8)
Other liabilities	(33)	(50)

Net cash used for operating activities	(2,199)	(2,031)

Cash flows used for investing activities:
Purchases of property and equipment	(64)	(238)

Cash flows from financing activities:
Net proceeds from the sale of property and equipment		14
Borrowings	1,135	—
Payments on debt	(220)	(207)
Principal payments under capital lease obligation	—	(22)
Repurchase of common stock	(36)	(1)
Proceeds from employee stock purchase plan	25	53
Net proceeds from common stock issued	475	—

Net cash provided by (used for) financing activities	1,379	(163)

Net increase (decrease) in cash and cash equivalents	(884)	(2,432)

Cash and cash equivalents, beginning of period	3,530	5,770

Cash and cash equivalents, end of period	$2,646	$3,338

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$35	$53
Income taxes	$—	$2

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

Reclassifications

Certain prior year information has been reclassified to conform to the current year’s presentation.

NOTE 2 — ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	March 31,	June 30,
	2003	2002

Billed receivables	$3,411	$2,709
Unbilled receivables	1,558	1,762
Allowance for doubtful accounts	(188)	(605)

	$4,781	$3,866

Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. The Company recorded a provision for doubtful accounts of $90,000 and recovered $5,000 to the allowance for the nine months ended March 31, 2003. The Company increased its allowance for doubtful accounts by $430,000 and wrote-off $329,000 in uncollectable accounts for the nine months ended March 31, 2002. During the nine months ended March 31, 2003, gross receivables increased by $498,000, largely reflecting the lengthening of the payment terms for some of the Company’s international customers and the timing of shipments during the quarter.

NOTE 3 — STOCKHOLDERS’ EQUITY

During the nine months ended March 31, 2003, the Company issued 36,644 shares of common stock under the Employee Stock Purchase Plan and there were no exercises of stock options issued under the Omnibus Stock Plan. For the nine months ended March 31, 2002, the Company issued 53,950 shares of common stock under the Employee Stock Purchase Plan and there were no exercises of stock options under the Omnibus Stock Plan.

In December 2002, a new strategic partner, Westlake Development Company, Inc., acquired 475,000 or 4.86% shares of the Company’s common stock at an aggregate purchase price of $475,000. Sales to Westlake during the three-month period ended March 31, 2003 was $209,000. Billed accounts receivable due from Westlake as of March 31, 2003 was $600,000 and is included in the accounts receivable balance on the accompanying financial statements.

Stock Repurchases

In the first quarter of fiscal 2003, the Company repurchased 44,872 shares of its common stock on the open market. The Stock Repurchase program expired on September 16, 2002.

NOTE 4 — INCOME TAXES

The Company is in a net operating loss carry forward position. A valuation allowance offsets all net deferred tax assets.

ITEM 2. Management’s Discussion and Analysis of Results of Operations And Financial Condition

Cautionary Note Regarding Forward-Looking Statements

     This Quarterly Report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forwarding-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These forward-looking statements relate to future events or the future financial performance of the Company, some or all of which may involve risk and uncertainty. The Company often introduces a forward-looking statement by such words as “anticipate,” “plan,” “projects,” “continuing,” “ongoing,” “expects,” “management (or the Company) believes,” or “intend.” Investors should not place undue reliance on these forward-looking statements, which involve estimates, assumptions, risks and uncertainties that could cause actual results to vary materially from those expressed in this Report or from those indicated by one or more forward-looking statements. The forward-looking statements speak only as of the date on which they were made, and the Company undertakes no obligation to update any of the forward-looking statements. In evaluating forward-looking statements, the risks and uncertainties investors should specifically consider include, but are not limited to, demand levels in the relevant markets for the Company’s products, the ability of the Company’s customers to make timely payment for purchases of its products and services, the risk of additional losses on accounts receivable, success in marketing the Company’s products and services internationally, the effectiveness of cost containment strategies, as well as the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, and in subsequent reports filed with the Securities and Exchange Commission, including the matters set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Additional Factors Affecting Future Operating Results,” as well as others matters presented in this Quarterly Report.

     The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in the Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on June 30, 2002.

Overview

     The Company delivers network and service management solutions for operators of enterprise networks and Convergent Mediation™ solutions for providers of public wireline and wireless voice, data, and Internet networks. The Company’s solutions for public service providers are often customized to each customer’s requirements and consist of hardware, software and related services that enable the capture, security, validation, correlation, augmentation, and warehousing of data from networks and the distribution of information derived from this data to Operations Support Systems (OSS) and Business Support Systems (BSS). The Company’s solutions for enterprises provide software applications for the centralized management of networks and related services.

     The Company enters into formal arrangements that provide for single or multiple deliverables of hardware, software and related services. These arrangements are formalized by either a simple purchase order or by more complex contracts such as development, reseller or distributor agreements. These arrangements are primarily U.S. dollar denominated and typically have an aggregate value of several thousand to several million dollars and vary in length from 30 days to several years. Agreements spanning several years are typically implemented in statements of work or orders that are typically deliverable over a period of three to twelve months.

     The Company derives revenue primarily from the sale of its solutions as products, where an integrated combination of hardware, proprietary software and related services are offered to customers. When an agreement provides for significant modification or customization of software, or when the Company’s system integration and product development are essential to the functionality of the software, revenue related to the software licenses and services are aggregated and the combined revenue are recognized on a percentage-of-completion basis. Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis. Any hardware or post contract customer support provided for under the terms of the agreement is unbundled. Hardware revenue is recognized upon delivery (e.g., transfer of title) and post contract customer support is recognized ratably over the term of the arrangement.

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

     Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During the three months ended March 31, 2003, the Company had five customers generating $150,000 or more in revenue during the period (“Major Customers”) representing approximately 58% of total revenue. The Company’s largest customer during the three months ended March 31, 2003, was Siemens AG and represented approximately 17% of total revenue. During the three months ended March 31, 2002, the Company had six Major Customers representing approximately 68% of total revenue. The average revenue earned per Major Customer was $277 thousand and $571 thousand, for the three months ended March 31, 2003 and 2002, respectively.

     During fiscal years 2001 and 2002, the Company experienced significant net losses from operations, primarily due to lower demand from its North American telecommunications customers. Management expects this lower demand to continue in the foreseeable future. To offset the effects of the current lower North American demand, the Company continues to target sales efforts in what it believes to be a growing market for its Convergent Mediation™ solutions, outside of North America.

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

Critical Accounting Policies

     In December 2001, the SEC requested that all registrants include a discussion of its critical accounting policies. The Company’s significant accounting policies are more fully described in Note 2 included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002. Certain accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. The following is a brief discussion of the Company’s critical accounting policies:

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

In addition, the data on which we base our assessments may not be completely current or reliable, and receipt of new data can result in large adjustments to the allowance for doubtful accounts. One example of this type of adjustment is the recent $512,000 write-off in the second quarter of fiscal 2002 related to a single customer, where we concluded based on new data that the customer likely would not be able to make payment.

     While we have attempted to reflect these factors in the estimates and assumptions used to arrive at the allowance, the use of different estimates or assumptions could produce significantly different allowances.

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

Results of Operations

The following table shows the percentage of revenue attributable to certain items from ACE*COMM’s statements of operations:

	For the three months ended		For the nine months ended
	March 31,		March 31,

	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	89.0%	49.1%	54.6%	50.8%
Selling, general and administrative expenses	83.0%	55.9%	58.3%	63.7%
Research and development expenses	4.6%	3.2%	1.9%	4.3%
Provision for doubtful accounts	1.3%	4.4%	0.9%	3.1%

Income (loss) from operations	(77.9)%	(12.6)%	(15.7)%	(21.9)%
Net interest (expense) income	(0.3)%	0.0%	(0.2)%	0.3%

Income (loss) before income tax provision	(78.2)%	(12.6)%	(15.9)%	(21.6)%
Income tax provision	0.0%	0.0%	0.0%	0.0%

Net income (loss)	(78.2)%	(12.6)%	(15.9)%	(21.6)%

Three and Nine months ended March 31, 2003 compared to Three and Nine Months ended March 31, 2002.

     Revenue

     Revenue for the three months ended March 31, 2003 (“third quarter of fiscal year 2003”) and March 31, 2002, was $2.4 million and $5.0 million, respectively, reflecting a decrease of $2.7 million or 52.9%. Revenue for the nine months ended March 31, 2003 and March 31, 2002 was $10.5 million and $14.0 million, respectively, reflecting a decrease of $3.5 million or 24.9%.

     The level of revenue depends, in part, on the overall demand for the Company’s product-based solutions. Because the Company’s sales are primarily to telecommunication and Internet service providers and enterprises, its ability to generate revenue also depends on specific market conditions affecting those providers and on general economic conditions. The decrease in revenue during the three and nine month periods ended March 31, 2003 from the prior corresponding periods reflects continuing weak industry-specific and general economic conditions. Revenue from sales to telecommunications and Internet service providers decreased 50.1% from $2.6 million to $1.3 million for the three months ended March 31, 2003, and represented 54.3% of total revenue. Revenue from sales to enterprises decreased 55.5% from $2.4 million to $1.1 million for the three months ended March 31, 2003 and represented approximately 45.5% of total revenue. Revenue from sales to telecommunications and Internet service providers decreased 31.8% from $7.7 million to $5.3 million for the nine months ended March 31, 2003, and represented 50.0% of total revenue. Revenue from sales to enterprises decreased 16.4% from $6.3 million to $5.3 million for the nine months ended March 31, 2003 and represented approximately 49.9% of total revenue.

     The decline in revenue in the current periods continues a decline affecting the results for the first and second quarter of this year. The decline was primarily attributable to lower than expected sales in the North American, Mexican and European markets. North American sales have continued to decrease this fiscal year from $2.2 million in the first quarter, $1.4 in the second quarter and $1.3 million in the current third quarter. The Mexican sales market have declined from $467 thousand in the first quarter, $130 thousand second quarter and $96 thousand in the third quarter of this fiscal year, respectively. The European sales have also continued to decline this fiscal year from $1.1 million in the first quarter, $0.7 million in the second quarter, and $0.4 million in the third quarter, respectively. We believe these declines reflect a continuation of the lower demand in the telecommunications and Internet service provider markets in these areas. We have been seeking to replace revenues previously derived from these markets by targeting sales in China, the Middle East and other international areas.

     Backlog was $4.1 million as of March 31, 2003, compared to $4.9 million as of June 30, 2002. The Company defines backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services to be provided to customers generally within one year. The Company has experienced fluctuations in its backlog at various times. It anticipates that $1.3 million of the backlog at March 31, 2003, will be recognized during the one quarter remaining in fiscal year 2003. Although the Company believes that its entire backlog consists of firm orders, the Company’s backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the contracting process.

     Cost of Revenue

     The Company’s cost of revenue consists primarily of direct labor costs, direct material costs and allocable indirect costs. The expenses for services provided by certain alliance partners in connection with the installation and integration of the Company’s products may also be included.

     Cost of revenue was $2.1 million and $2.5 million, respectively, for the three months ended March 31, 2003 and 2002, representing 89.0% and 49.1% of total revenue for each period, respectively. Cost of revenue was $5.7 and $7.1 million, respectively, for the nine months ended March 31, 2003 and 2002, representing 54.6% and 50.8% of total revenue for each period, respectively. Cost of revenue decreased $0.4 million, or 15%, during the three months ended March 31, 2003, as compared to the prior corresponding period. Cost of revenue decreased $1.4 million, or 19%, during the nine months ended March 31, 2003, as compared to the prior corresponding period. The decreases in amounts of cost of revenue in the current three and nine month periods, as compared to the prior corresponding periods, is primarily due to a change in the mix of products sold and the effect of certain fixed costs on the lower volume of revenue. Cost of revenue increased in the current period as compared to the prior period primarily due to higher than expected hardware costs associated with development platform support renewals for enterprise contracts. Cost of revenue as a percent of revenue increased significantly from the prior corresponding periods as a result of these costs being spread over a smaller revenue base than in other prior periods, primarily direct labor, associated benefits and material costs. Although we have taken steps to reduce these costs, and to make them vary more directly and immediately with changes in revenue, only a portion of the benefits of these steps was realized in the most recent quarter, and these steps will not affect our more significant fixed costs.

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

     SG&A expenses were $2.0 million and $2.8 million, respectively, during the three months ended March 31, 2003 and 2002, representing 83.0% and 55.9% of total revenue for each period, respectively. SG&A expenses were $6.1 million and $8.9 million, respectively, for the nine months ended March 31, 2003 as compared to the comparable nine month in the prior year. SG&A expenses decreased $.8 million or 30% in the three months ended March 31, 2003 as compared to the prior corresponding period. SG&A expenses decreased $2.8 million or 31% in the nine months ended March 31, 2003 as compared to the comparable period in the prior year. The decreases in amounts of SG&A expenses in the current three and nine month periods, as compared to the prior corresponding periods, were primarily the result of a continuing effort to reduce expenses, which includes Company and employee initiated reductions in labor costs. SG&A expenses as a percent of total revenue increased from prior corresponding periods as a result to the decrease in revenue without a corresponding decrease in SG&A, primarily related to labor costs and associated benefits. Although we have taken steps to reduce these costs, and to make them vary more directly and immediately with changes in revenue, only a portion of the benefits of these steps was realized in the most recent quarter, and these steps will not affect our more significant fixed costs.

     Research and Development Expenses

     Research and development (R&D) expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of the Company’s product-based solutions.

     Research and development expenses were $108 thousand and $161 thousand during the three months ended March 31, 2003 and 2002, respectively, and represented 4.6% and 3.2% of total revenue for each period, respectively. Research and development expenses were $201 thousand and $603 thousand during the nine months ended March 31, 2003 and 2002, respectively, and represented 1.9% and 4.3% of total revenue for each period, respectively. Research and development expenses decreased $53 thousand or 33% during the three months ended March 31, 2003, as compared to the prior corresponding period. Research and development expenses decreased $402 thousand or 67% during the nine months ended March 31, 2003, as compared to the prior corresponding period. The decreases in amounts of research and development expenses, and as a percentage of total revenue, in the current three and nine month periods were primarily due to a decrease in resources applied to research and development. The Company was selective in approving new projects and, in some instances, discontinued projects that were not related to the development of Convergent MediationTM solutions. The Company expects that R&D expenses will increase moderately from the current level during the remainder of fiscal year 2003.

Liquidity and Capital Resources

     As of March 31, 2003 and June 30, 2002, the Company’s primary sources of liquidity were cash and cash equivalents of $2.6 million and $3.5 million, respectively. Cash and cash equivalents decreased by 25% from June 30, 2002 to March 31, 2003, and comprised 28% and 34% of total assets as of March 31, 2003 and June 30, 2002, respectively.

     Working capital was $4.0 million at March 31, 2003, as compared to $4.7 million at June 30, 2002. Working capital decreased $661 thousand or 14% during the nine months ended March 31, 2003, primarily as a result of operating losses. Gross receivables increased by $498 thousand largely reflecting the lengthening of the payment terms for some of the Company’s international customers and the timing of shipments during the quarter. Six customers represented 78% of the Company’s gross trade receivable balance as of March 31, 2003, with one international customer representing 20% of the Company’s gross trade receivable balance as of March 31, 2003. This customer has scheduled to begin making payments in the quarter ending June 30, 2003.

     The Company recognized a net provision for doubtful accounts of $90 thousand and $430 thousand during the nine months ended March 31, 2003 and 2002, respectively. The provision for doubtful accounts included $251 thousand related to two customers in fiscal year 2002 who reorganized under Chapter 11 of the bankruptcy code.

     The Company’s operating activities used $2.2 million and $2.0 million in cash during the nine months ended March 31, 2003 and 2002, respectively. The changes between periods in cash flows from operating activities are primarily the result of the change in net loss between the periods, changes in accounts receivable and accounts payable balances, which fluctuate relative to the timing and volume of the Company’s revenue and changes in net inventory balances.

     Net cash used for investing activities was $64 thousand and $238 thousand, respectively, during the nine months ended March 31, 2003 and 2002.

     The Company’s financing activities generated cash of $1.4 million and used cash of $163 thousand during the nine months ended March 31, 2003 and 2002, respectively. The Company had positive cash flows from financing activities during the nine months ended March 31, 2003, as a result of additional borrowings and net cash generated from a strategic partner acquiring 475,000 shares of the Company’s common stock.

     External Sources of Liquidity

     Loan and Security Agreement. The Company has the ability to borrow up to $3.5 million, against eligible accounts receivable, under its Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (the “Bank”). As of March 31, 2003, there were borrowings of $1.1 million outstanding under this Agreement. The amount outstanding bears interest at the Bank’s prime rate plus 2 percent per annum, but no less than 4.75%. As of March 31, 2003, the interest rate being charged to the Company was 6.75% and available borrowing capacity was $630 thousand. Financial covenants under the Agreement with the Bank require the Company to maintain a certain minimum tangible net worth. As of March 31, 2003, the Company was not in compliance with the minimum tangible net worth as set forth in the Agreement. The Bank has agreed to waive the covenant requirement for March 31, 2003, and has also agreed to amend the covenant requirements for the remainder of the current fiscal year. All other terms of the agreement remain the same.

     In September 2002, a portion of the proceeds from the borrowings under the Agreement was used to pay in full the remaining amount due under the former Equipment Financing Line with the Bank. The Equipment Financing Line was paid off early to take advantage of a lower interest rate through the Agreement versus the rate then being charged on the Equipment Financing Line.

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

     Additionally, the Company maintains a letter of credit under its line of credit with the Bank per the lease terms for its Canadian office. This letter of credit also names the landlord as the sole beneficiary and may be drawn on by the landlord in the event of a monetary default by the Company. The letter of credit required under the Canadian lease for the life of the lease (through June 30, 2006) is $28 thousand. As of the date of this filing, the Company was not subject to any draw against this letter of credit by the landlord.

     The Company also maintains other customer-related letters of credit issued by the Bank to support specific terms and conditions relating to customer support requirements of certain customer orders. The aggregate of these letters of credit was approximately $302 thousand as of March 31, 2003. The Company maintains both minimum cash balances and reserves against its Agreement with the Bank to secure its obligations under these letters of credit.

     Sufficiency of Resources

     The Company is continuing to manage its expenses with a goal to conserve cash and maintain adequate liquidity. In view of the revenue shortfall in the most recent quarter, we have taken steps to reduce certain costs and to make them vary more directly and immediately with changes in revenue. We have no significant commitments for capital expenditures at March 31, 2003. The Company believes that existing cash balances, cash flow from operations, and the availability of credit under its Agreement with the Bank, will support the Company’s working capital requirements for the next twelve months, based on the Company’s current expectations as to anticipated revenue, expenses and cash flow.

Contractual Obligations and Commitments

     The following table summarizes our contractual obligations and commitments as of March 31, 2003 and the effect such commitments could have on our liquidity and cash flows in future periods. Operating lease commitments are comprised of two leases; one for our corporate headquarters in Gaithersburg, MD, and one for our Canadian office in Montreal, Quebec. The corporate headquarters lease consists of approximately 24,000 square feet in a three story building for the period December 2002 through November 2008. The Canadian office lease consists of approximately 3,400 square feet in a high rise office building in downtown Montreal for the period July 2002 through June 2006.

Payments Due by Period
Contractual Obligation	(amounts in thousands)

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Operating Leases	$3,544	$660	$1,989	$895	$0

     The Company has commercial commitments under a $3.5 million accounts receivable backed line of credit that expires July 1, 2003; approximately $1.1 million was outstanding as of March 31, 2003. The Company also has issued standby letters of credit for security deposits for office space and to guarantee service contracts summarized in the following table. The standby letters of credit have a one-year term and renew annually.

Amount of Commitment Expiration Per Period
Other Commercial Commitments	(amounts in thousands)

Total
	Amounts	Less than			Over
	Committed	1 year	1-3 years	4-5 years	5 years

Standby Letters of Credit	$567	$0	$464	$103	$0

Certain Risks, Uncertainties and Assumptions

     The following items are representative of the risks, uncertainties and assumptions that could affect the Company’s future results from operations.

     We rely on significant customers and large orders for a substantial percentage of our revenue. To date, a significant portion of our revenue has come from large financial commitments from a small number of customers. We expect to continue to depend on a limited number of customers in any given period for a significant portion of our revenue, and in turn, to be dependent on their continuing success and positive financial results and condition. If we fail to continue to receive orders from such customers for our solutions, or if any one or more of these customers suffers a downturn, our results will suffer, and the effect may be material. In the most recent quarter we received fewer large orders from customers, and our revenues were significantly reduced as a result.

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

     Difficulties associated with international sales need to be overcome to generate new revenue. A substantial portion of our revenues are derived from international sales, (45% of the Company’s sales were derived from International customers in the first nine months of 2003). Our ability to generate these revenues is subject to risks arising from general economic conditions in each country, the overlap of different tax structures, and the difficulty in managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, and longer payment cycles in many international sales. Our financial results in these markets may be adversely affected. Generally, our receivables have increased due in part to the longer collection process with international customers and as such may become ineligible for inclusion in our borrowing base.

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

     NASDAQ listing. The Company’s common stock has moved to The Nasdaq SmallCap Market, but does not currently meet the minimum bid price requirement for The Nasdaq SmallCap Market. To remain on the The Nasdaq SmallCap Market the bid price will need to remain over $1 for a specified period before October 2003, although we will be entitled to a 180 day extension if we to meet the requirements for initial listing on The Nasdaq SmallCap Market at that time. The listing of our Common Stock on The Nasdaq SmallCap Market could adversely affect or limit our ability to raise funds through stock issuances and there can be no assurance that we can continue to meet the listing requirements for The Nasdaq SmallCap Market.

Item 4. Controls and Procedures

     (a)   Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with, or furnished to, the SEC, pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934.

     Within 90 days prior to the date of this report the Company’s management, including the Chief Executive Officer and the Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

     (b)   Changes in Internal Controls. There were no significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     The Exhibit Index filed herewith is incorporated herein by reference.

(b) Reports on Form 8-K

During the period covered by this report, the Company filed the following reports on Form 8-K:

Date Filed	Item Reported On

January 30, 2003	On January 23, 2003, ACE*COMM Corporation issued a press release announcing its financial results for the second quarter of fiscal year 2003, which ended December 31, 2002.

January 23, 2003	On January 20, 2003, ACE*COMM Corporation issued a press release announcing the NASDAQ Staff Determination received January 13, 2003, and ACE*COMM Corporation’s appeal of same.

January 16, 2003	On January 7, 2003, ACE*COMM Corporation issued a press release announcing the sale of 475,000 shares of common stock to Westlake Development Company, Inc.

April 30, 2003	On April 30, 2003, ACE*COMM Corporation issued a press release announcing its financial results for the third quarter of fiscal year 2003, which ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE*COMM CORPORATION (Registrant)

DATE May 15, 2003	By	/s/ George T. Jimenez George T. Jimenez Chief Executive Officer

DATE May 15, 2003	By	/s/ Steven R. Delmar Steven R. Delmar Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, George T. Jimenez, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ACE*COMM Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date:  May 15, 2003

/s/ George T. Jimenez George T. Jimenez Chief Executive Officer

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

12.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

/s/ Steven R. Delmar Steven R. Delmar Chief Financial Officer

Exhibit Index

Exhibit No.	Description

99.1	Certification of Chief Executive Officer and Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed 99.3 herewith).

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).