Form 10-K
period 2003-06-30
ACE COMM CORP
filed 2003-09-29
CIK 1017526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21059

ACE*COMM CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-1283030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)
704 Quince Orchard Road
Gaithersburg, Maryland 20878	20878
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (301) 721-3000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
$.01 par value
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES ☒      NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     As of September 16, 2003, the aggregate market value of the Common Stock held by non-affiliates of the registrant [(i.e. persons who are not directors, officers or affiliated therewith)] was approximately $14.6 million (7,796,840 shares of Common Stock at a closing price on the Nasdaq National Market of $1.87 on such date). Outstanding as of September 16, 2003 were 9,818,356 shares of Common Stock.

ACE*COMM CORPORATION

INTRODUCTION

ACE*COMM Corporation, incorporated in Maryland in 1983, and its wholly owned subsidiary, Solutions ACE*COMM Corporation, incorporated in Quebec in 1996, are referred to in this document collectively as ACE*COMM, unless otherwise noted or the context indicates otherwise.

ACE*COMM’s fiscal year ends on June 30. Unless otherwise noted, all references to years in this document are assumed to be fiscal years. The consolidated financial statements include the accounts of ACE*COMM and its subsidiary, Solutions ACE*COMM Corporation. All significant inter-company balances and transactions have been eliminated in consolidation.

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forwarding-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These forward-looking statements relate to future events or the future financial performance of ACE*COMM (as defined below), some or all of which may involve risk and uncertainty. ACE*COMM often introduces a forward-looking statement by such words as “anticipate,” “plan,” “projects,” “continuing,” “ongoing,” “expects,” “management (or ACE*COMM) believes,” or “intend.” Investors should not place undue reliance on these forward-looking statements, which involve estimates, assumptions, risks and uncertainties that could cause actual results to vary materially from those expressed in this Report or from those indicated by one or more forward-looking statements. The forward-looking statements speak only as of the date on which they were made, and ACE*COMM undertakes no obligation to update any of the forward-looking statements. In evaluating forward-looking statements, the risks and uncertainties investors should specifically consider include, but are not limited to, demand levels in the relevant markets for ACE*COMM’s products, the ability of ACE*COMM’s customers to make timely payment for purchases of its products and services, the risk of additional losses on accounts receivable, success in marketing ACE*COMM’s products and services internationally, the effectiveness of cost containment strategies, as well as the various factors identified in this annual report on Form 10-K which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in “Business - Backlog”, “Business - Proprietary Rights and Licenses”, “Selected Financial Data”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors Affecting Future Operating Results”. Investors should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date in which they are made, and ACE*COMM undertakes no obligation to update any forward-looking statements.

PART I

ITEM 1.      BUSINESS

General

ACE*COMM is a global provider of advanced Convergent Mediation™ products and Enterprise Telemanagement software applications. These hardware and software solutions and related products and services are employed in wired and wireless networks that deliver voice, data, mixed media and Internet communications. They provide the ability to capture, secure, validate, and enhance data from multiple networks and technologies. These operations can be performed interactively with a data warehouse, and processed information is distributed in near real-time, to all types of carrier OSS (Operations Support Systems) and BSS (Business Support Systems), such as billing and fraud systems. Customers can use these products to analyze and handle this information to reduce costs, accelerate time-to-market for new products and services, generate new sources of revenue, and push forward with next-generation initiatives. ACE*COMM markets the Convergent Mediation™ product line to telecommunications carriers and Internet communications service providers, and the NetPlus® Enterprise Operations Support System (or NetPlus® EOSS) and other products primarily to large enterprises.

Current telecommunications and Internet communications industry dynamics have demonstrated an increase in the worldwide demand for data, voice, and video services, an adherent demand for increased network capacity and new network services, and an increasingly competitive environment due to continued deregulation and privatization of the global telecommunications industry for telecommunications service providers. This has, in turn, created the requirement for accurate information regarding network performance and system usage to support the increasing volumes of data and voice communications to and from employees, customers, and suppliers. ACE*COMM’s products and services are designed to enable carriers and large enterprises to gain better insights into their network performance and to optimize their use of new and existing communications networks.

Over the past few years, the strong decline in the telecommunications and Internet communications industries have caused a significant reduction in spending by companies in these industries. This has caused a significant reduction in ACE*COMM’s revenues, from U.S., Canadian and European customers in particular. ACE*COMM has responded to this industry decline in demand by reducing its overhead and other costs, and conserving cash resources. We incurred losses over the last three years despite savings associated with reducing headcount and scaling back certain operations due to the aforementioned decline in revenues and the expenses of maintaining the resources and key functions needed to grow the company when demand begins to trend upward again.

We have been focusing over the last three years on non-domestic customers, and have experienced an increase in revenue from outside of North America, in particular China, although the increase has not been sufficient to offset the decline in revenues from the North American market. We have also reacted to the reduced demand from telecommunications customers by working with existing large customers, such as Siemens AG, which contributed 10 percent or more of our total revenues over the past three years, and by pursuing new strategic alliances such as Giza Engineering Systems, Westlake Global Technology Solutions (WGTS), and Northrop Grumman (formerly TRW) to expand our international revenues. In addition, we added significant new customers over the past three years including IUSACELL, a large wireless provider in Mexico, Telecom Egypt, and Merrill Lynch. In December 2002, we entered into an arrangement with WGTS, which included an investment in ACE*COMM and support for our sales efforts in China. We recently concluded a formal distribution agreement with WGTS encompassing mainland China, Taiwan, Hong Kong, and Japan.

Shortly after the close of fiscal 2003, we entered into a merger agreement with i3 Mobile that calls for us to issue a to-be-determined number of shares of our common stock in exchange for i3 Mobile’s outstanding stock immediately prior to consummation of the transaction. i3 Mobile is a New Jersey based company which ceased operations in March 2003 in an attempt to conserve its remaining capital and liquidity. If the merger is concluded successfully, which is presently expected to occur by the end of calendar year 2003, we anticipate that the i3 Mobile arrangement will provide us with significant cash resources that can be used to acquire new technologies to expand our product lines, or to acquire complementary companies that can increase the revenues and improve the profitability of the combined company.

Despite our cost reductions, we have introduced new products and added new capabilities to existing products. These include the release of: a) NetPlus® version 6, b) the N*Score customer churn reduction engine, c) the Workflow Engine task automation tool, and d) the N*VISION® Go! Rapid-deployment version of our N*VISION® usage data management product.

Products and Services

  Solutions for telecommunications carriers and Internet service providers

ACE*COMM’s Convergent Mediation™ products enable telecommunications carriers and Internet service providers to bring together the varied wired and wireless, voice, data and Internet communications technologies used by these customers, in either conventional or next-generation network technology environments. They provide a consistent view of the data generated by these customers’ network elements and often diverse technologies for near real-time processing and reporting. These products employ a flexible and scalable distributed architecture that make them suitable for networks of all sizes and complexity. By enabling the various network elements to “talk” to each other, the Convergent Mediation™ products assist customers in addressing their data needs while protecting their investment in existing OSS or BSS infrastructure. Convergent Mediation™ products support wired, wireless, voice, data, and Internet communications services to bring together diverse and seemingly incompatible protocols, formats, and technologies to solve our customers’ data, billing, and reporting needs.

     Geographic markets

ACE*COMM markets and sells its Convergent Mediation™ solutions into the geographic regions described below. See Note 13 of the Notes to Financial Statements for a summary of ACE*COMM’s revenue by geographic area.

     Canada & U.S.

ACE*COMM’s corporate headquarters are located in Gaithersburg, Maryland, close to the District of Columbia, with a development office in Montreal, Canada. North American customers include Level 3 Communications, Birch Telecom, Nextel, and TelCove.

     Latin America

ACE*COMM has maintained a strong presence in Latin America for more than ten years and has completed hundreds of installations throughout the region. Through partner relationships, support offices in Mexico, Guatemala, and Colombia provide customers with local support in their native language. ACE*COMM’s customers include Telmex, IUSACELL, CODETEL, and Telefonica Moviles Mexico.

     Europe

ACE*COMM has established a European customer-base through OEM relationships with industry leading equipment manufacturers such as Siemens AG, Alcatel, and Marconi. ACE*COMM is working with Northrop Grumman (TRW Inc.) and British Telecom (BT) to provide the call event-processing component of the UK’s Airwave mmO2 Public Safety Radio Communications project.

     Middle East and Africa

Since 1995, ACE*COMM has maintained a presence in the Middle East and Africa through regional partnerships with companies like Giza Systems Engineering, Fujitsu Siemens, MOSECO Jordan, and ACT. ACE*COMM’s systems are installed in various locations in Morocco, Egypt, Qatar, Kuwait, Saudi Arabia, and the Palestinian Territories.

     Asia Pacific

With over ten years of experience in the region, ACE*COMM has developed a base of customer and partner relationships in Asia-Pacific. ACE*COMM is extending its initial focus on the traditional switching sector to address the needs of complex IP and next-generation mediation technologies. Its systems are installed in China, Singapore, the Philippines, Japan, Australia, Taiwan, Indonesia, Malaysia, Korea, and Bhutan. ACE*COMM recently signed a comprehensive distribution agreement with WGTS for China, Taiwan, Hong Kong, and Japan.

     Core capabilities

ACE*COMM’s Convergent Mediation™ solutions provide the following range of capabilities:

     Capture and collection of data

Capture and collection refer to the processes involved in gathering and securing data regarding network usage. Data is gathered directly from multiple customer network elements and from other data processors. ACE*COMM products permit customers to gather and secure the data all at once to ensure that the duplication or gap problems that plague many data networks do not occur. The products also enable customers to perform audits to ensure that data handoff and exchange are performed correctly, and to generate alarms if any errors are detected. Typically, the term “capture” is used where the data extraction requires an interface co-located next to the network element. “Collection” generally refers to the process of centralizing data from several sites.

     Data management

Data management refers to the different data processing capabilities of our products. For example, data is checked for syntactical and semantic errors. Duplicate data is weeded out, gaps in the data sequence are identified, and alarms are generated. Different data formats can be converted into a common format to permit varied processing modules located further down in the customer’s network to interact with the data in a consistent manner. The products allow telecommunications carriers to augment their customer telephone call records with customer identification, service, cost, and other billing information gathered from elsewhere on the network. Fragmented customer call records can be reassembled to provide a single record of the telephone call. Also, error correction and reprocessing can be applied to data that generated any processing alarms in a previous run.

     Price and cost analysis

In price and cost analysis, our products identify and monitor inbound and outbound data on a real-time basis in a way that enables telecommunications carriers and other customers to perform detailed measurement of individual records and summarized usage records. The ability to perform this tracking and measurement supports inter-carrier invoice reconciliation and pre-billing processing, which can be of significant importance to carriers. It also improves their ability to implement rate changes on a scheduled basis or in real-time for a rapid response to circumstances, and aids in the management of termination costs.

     Presentation of network-usage records

Our products’ presentation functions are used to reformat and summarize network usage records for many applications such as billing and fraud prevention systems. The presentation functions are able to provide information to our customers on a one output record per input record basis or on a summary basis, in which many detail records are aggregated into one record. A single source of data is used for all business operations, which helps to eliminate duplication, discrepancies, and the need for data reconciliation, and improves the ability to plan and make decisions based on solid business analysis.

     Warehousing of data for analysis

Warehousing allows our customers to convert and store large volumes of network data into the organized information required in today’s marketplace, as well as quickly detect and correct traffic flow problems. Specialized network-usage data warehousing enables customers to correlate, aggregate and augment the data according to each customer’s specifications. This product also allows the customer to profile usage by their customers, yielding customer-specific knowledge for more effective marketing, enhancing the ability to filter out unbillable data, and expediting the resolution of erroneous data.

     Revenue assurance

Real-time and near real-time data analysis capabilities enable immediate detection, notification, and correction of identified problems. This provides customers with the capability of generating a reliable and immediate audit trail. The rapid data analysis also enables our customers to perform service pricing and costing, and provides other revenue assurance benefits related to data repair and correction, inter-carrier accounting and performance management.

     IP Centrex and billing system

ACE*COMM’s TREX*COMM® collection solution creates an IP Centrex and billing system by processing data from soft switches.

     Churn-risk management

ACE*COMM’s N*Score product enables service providers to rank their customers according to a user-specified scoring system. N*Score cross-references known customer turnover-risk (churn) factors against customers’ actual usage patterns and uses that information to identify and rank high-risk customers. The information generated by N*Score gives service providers and other customers more information about the risk of losing particular customers, permitting them to correct customer services or others issues before their client decides to terminate service.

  Solutions for large enterprises

ACE*COMM offers network telecommunications management (telemanagement) products and services to large enterprises, which include government agencies, military organizations, educational institutions and “Fortune 1000” size organizations. ACE*COMM’s principal product for these customers is the NetPlus® EOSS. It can be used on multi-vendor/multi-protocol voice, data, and video networks, and is scalable to accommodate numerous network sizes and locations. NetPlus® enables enterprises to improve service and control costs by managing various aspects of their networks, including alarm and fault resolution, cabling and facilities management, convergent billing, charge back billing, cost control and recovery of lost data. NetPlus® also provides enterprise customers with the ability to automate maintenance of their networks by providing automated work orders and trouble tickets, and to manage their inventory and switching equipment configuration.

ACE*COMM introduced a new version of the product, NetPlus® 6 EOSS, in February 2003. The new version features a platform based on the n-tiered Java 2 Enterprise Edition (J2EE) architecture, which is an architecture that represents the combined expertise of a collaborative industry effort and has wide industry support from key middleware vendors. This version represents an improvement in flexibility, extensibility, and mobility over present-day systems. The new version’s browser-based interface is expected to eliminate the need for time-consuming client installation and upgrades, and includes a configurable Workflow Engine that enables information technology (IT) departments to further automate labor and paper-intensive processes for improved network operating efficiency and data accuracy.

   Target market segments

ACE*COMM markets and sells NetPlus® into the following vertical markets:

     Federal government agencies and military installations

ACE*COMM designs large scale, secure, high-availability network management systems for Federal government agencies at installations in the U.S. and abroad.

     State and local governments

ACE*COMM’s NetPlus® EOSS provides state governments with the platform required to monitor and manage all aspects of their networks, enabling them to automate telecommunications functions, control costs and appropriately allocate those costs among state agencies.

     Financial services

ACE*COMM’s NetPlus® EOSS offers our financial services customers a fully integrated network communications management system that covers the many software and services needs of today’s financial services institutions for fault, configuration, accounting, performance, and security management.

     Airports and transportation

Airports and other public transportation authorities must address the communications service needs of their tenants. ACE*COMM’s NetPlus® utilizes a centralized database that provides our customers comprehensive network monitoring, carrier bill reconciliation, and subscriber billing that are fast, accurate, and automatic.

     Educational institutions

Colleges and universities face challenges when addressing the diverse communications needs of a large academic organization. ACE*COMM’s NetPlus® provides educational institutions with the tools necessary to effectively manage network performance while customizing services and information provided to individual departments and organizations.

     Public utilities

The recent changes in the regulatory environment have forced public utilities to focus on cost management and to be more competitive with other suppliers. Public utilities now have a requirement to reduce overall network communications management costs and improve service levels to customers. ACE*COMM’s NetPlus® provides these tools, including traffic engineering and analysis tools for ACD trunks.

     Large enterprises (Fortune 1000)

The business of enterprise network communications management continues to evolve rapidly. Not only has the technology advanced, but the scope of this set of management functions has also expanded. As a result, today’s large enterprise network and IT managers face many complex challenges in defining the role of network communications and IT management, and in establishing systems that work together to realize their full potential. NetPlus® provides these organization with the ability to manage communications and IT systems from an enterprise-wide OSS.

    Core capabilities

ACE*COMM’s NetPlus® has the capability to resolve problems associated with technology convergence, implementing new types of network services, managing mergers and acquisitions, and the increasing demand for more equitable and accurate methods for chargeback of IT and communications.

ACE*COMM’s network communications management products provide enterprise customers with the following range of capabilities:

     Fault management

A software product that allows network managers on a near real-time basis to detect faults, determine their origins and perform fault correction.

     Configuration management

A software product that provides subscriber, connectivity, and equipment administration functions to track and report information on a network-wide basis.

     Accounting management

System functions that collect, store, process, rate and verify billing and accounting data.

     Performance management

System functions that aggregate and analyze network performance, call data and configuration data to provide network managers an overall performance model of their network and operations.

     Security management

A multi-level, layered system that provides security functions at various levels within the network, including those within the operating system and database.

     Directory management

An application that provides personnel, departmental and classified directory listings in organizational or alphabetical formats.

     Product BackplaneTM

A software system that essentially provides the common backbone to all NetPlus® applications. Product Backplane™ is based on an Oracle® database, client/server distributed processing, Web-based User Interface (WUI), and Graphical User Interface (GUI) presentation, which operates for a single module or multiple functional system and allows users to implement only the modules they need.

     Network management applications

Infrastructure software that provides high-performance, low-cost, small-footprint applications for managing network element performance.

     Workflow engine

A task-based management and advanced work order processing tool with business rule and process definition for improved productivity and data accuracy.

  Professional Services and Support

ACE*COMM’s services are generally delivered in conjunction with ACE*COMM’s network management products. ACE*COMM’s professional service team assists customers in implementing its products, educates users, and provides maintenance and technical support. Implementation services include identification of technical requirements, solution design, product testing, and installation and integration. ACE*COMM’s systems integration partners often provide additional expertise on international contracts and orders. ACE*COMM provides comprehensive educational courses to its customers, alliance partners, and employees so they can acquire the knowledge and skills necessary to deploy, use and maintain ACE*COMM’s solutions. ACE*COMM also offers train-the-trainer programs that enable its customers to conduct their own internal end-user training. ACE*COMM’s maintenance and technical support services include help desk support, problem resolution, software maintenance and scheduled software upgrades. ACE*COMM provides technical support for its products from its Gaithersburg, Maryland headquarters and utilizes the Web, telephone, electronic mail and, if necessary, on-site assistance to respond to and resolve our customers’ technical questions. International customers are supported either directly by ACE*COMM or by third-party vendors trained by ACE*COMM.

ACE*COMM believes that a high level of customer support is critical to ACE*COMM’s continuing success in developing relationships with end users and its strategic partners.

Quality

ACE*COMM maintains an ISO 9001 standard Quality Management Program to monitor the quality of its products and has an internal Quality Management Committee to set quality objectives for ACE*COMM and a Quality Assurance Department to implement and monitor compliance with the applicable procedures.

Sales and Marketing

ACE*COMM markets and sells product–based network communications and data management solutions directly through its sales force. ACE*COMM concentrates its sales efforts on a range of service providers, from small start-ups to large established communication providers that offer voice and data services, including Internet-based services. ACE*COMM complements its direct sales with indirect sales through its strategic alliances with operators, original equipment manufacturers (OEMs), and resellers. These alliance partners give ACE*COMM’s direct sales force a global reach and provide significant leads and referrals. ACE*COMM also believes that alliances with companies that are well known in the industry lend credibility and help to gain additional market acceptance for ACE*COMM products.

ACE*COMM sells substantially all of its products worldwide from its headquarters in Gaithersburg, Maryland. In 2002 and 2003, we continued to expand our sales and marketing efforts outside North America through a combination of direct sales in selected markets, continued partnerships with systems integrators, and strengthened relationships with existing customers. These efforts resulted in greater Middle Eastern and Asian sales in fiscal year 2002 and 2003.

Over the past two years, ACE*COMM has derived approximately one half of its revenues from products delivered or services performed within the United States. Products delivered or services performed outside of the United States represented approximately 56 percent, 45 percent and 39 percent of total revenues in fiscal years 2003, 2002, and 2001, respectively. See Note 13 of the Notes to Financial Statements for a summary of ACE*COMM’s revenue by geographic area.

Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During 2003, ACE*COMM had 12 major customers, which we define as customers generating $250,000 or more in revenues during the period; and together the major customers represented approximately 76% of total revenues. Siemens AG represented approximately 20% of our total revenues, and Northrop Grumman contributed approximately 10%of total revenues. During 2002, we had 20 major customers representing 86%of total revenues. Siemens AG represented approximately 17% of our total revenues and Northrop Grumman contributed 11%of total revenues earned during 2002. During 2001, we had 23 major customers representing 93% of total revenues. The average revenues earned per major customer were $0.9 million in 2003, $0.8 million in 2002 and $1.0 million in 2001.

The sales process for new contracts or orders generally requires a significant investment of time and money and takes from several months to several years. This process involves senior executives, sales representatives and support personnel, and typically requires presentations, demonstrations, field trials, and lengthy negotiations. ACE*COMM spends significant time consulting with strategic partners and end users to adapt its products to meet end user requirements and to determine their evolving requirements for updates and enhancements.

Strategic Alliances

To assist in developing, marketing, and distributing its products effectively and as part of ACE*COMM’s marketing efforts, ACE*COMM has established strategic alliances with several large organizations: telecommunication and Internet equipment manufacturers, computer equipment manufacturers, telecom systems integrators and other organizations. Each alliance is designed to accomplish one or more of the following: develop products designed to meet the needs of the alliance partner or its customers, establish a joint marketing relationship to include ACE*COMM’s products in systems sold by the partner, create a reseller channel for ACE*COMM’s products, or jointly provide customer support to end users. These strategic alliances enable ACE*COMM to leverage relationships within the industry to enhance its market development.

Each alliance typically involves a formal agreement between ACE*COMM and a strategic alliance partner, pursuant to which the parties agree that ACE*COMM will develop and sell products for use by the partner, or by its customers who are in such cases the end users of ACE*COMM’s products. Each agreement specifies the terms of the alliance, which may include off-the-shelf products and/or parameters for product development and product specifications, product pricing, the terms of intellectual property ownership, and the responsibilities of each partner for system integration, proposal drafting, sales and marketing. Once the products are developed, the strategic alliance partner will issue specific orders to ACE*COMM from time to time to purchase products, subject to the terms of the overall agreement. The products are generally purchased and paid for by the partner for resale to its customers directly or as part of a larger system installation. Sales to a strategic alliance partner may vary from period to period, depending on the timing of orders, which in turn may depend on a number of factors, including the completion of ACE*COMM’s product development, the partner’s marketing and sales efforts to its customers, the timing of orders from the partner’s customers, and various internal financial, strategic and other factors specific to a partner or any of its customers. Accordingly, sales to a partner in one period are not necessarily predictive of sales to the partner in future periods.

ACE*COMM classifies its alliances into OEM and reseller categories. The following is a list of ACE*COMM’s current significant strategic alliances:

     OEM

Strategic alliance partners in this category encompass original equipment manufacturers that embed ACE*COMM’s technologies into their solutions for end-users.

Compagnie Financiere Alcatel (Alcatel) – ACE*COMM’s Convergent Mediation™ solutions collect usage information from specific Alcatel switches owned and operated by carriers, providing the billing information carriers need. In 2003, ACE*COMM became an Alcatel ‘Connected Partner’ for the provision of mediation technology to enable usage-sensitive billing for service providers who operate X.25, frame relay, ATM, and VoIP networks.

Cisco Systems, Inc. – ACE*COMM has developed the Cisco Billing and Measurement Server, or BAMS, based on its Convergent Mediation™ products. BAMS is a software application platform designed to co-exist within the framework of the Cisco products VSC3000, SC2200, and other applications where the VSC core software application is utilized.

Gluon Networks, Inc. – ACE*COMM provides its Convergent Mediation™ technology for embedding into Gluon’s CLX local switching solution for telecom service providers.

Marconi Corporation, PLC – ACE*COMM provides Convergent Mediation™ solutions that work in conjunction with Marconi’s ServiceOn Management® suite of products.

Motorola, Inc. – ACE*COMM provides Convergent Mediation™ solutions, integrated into the Mobile Data Gateway switch, that collect and format call detail records for electronic transmission to a billing center.

     Resellers

Strategic alliance partners in this category encompass leading hardware and software vendors or integrators who are resellers for ACE*COMM’s products.

Westlake Global Technology Solutions, Inc. – ACE*COMM has signed a master reseller agreement with Westlake for the importing and distribution of ACE*COMM products in China.

NetSource America Inc. – ACE*COMM has signed NetSource as a reseller to offer NetPlus® as part of its suite of software solutions and outsourced services focused on managing communications and IT infrastructures to large enterprises in the Midwest.

Northrop Grumman Corporation (formerly TRW, Inc). – ACE*COMM provides subcontract services for its Convergent Mediation™ platform to Northrop Grumman for the real-time usage data management, warehousing and analysis requirements of a digital radio service in the United Kingdom.

General Dynamics Corporation – As a General Dynamics subcontractor for network management products, ACE*COMM installs and supports NetPlus® at multiple military facilities.

Siemens AG – ACE*COMM sells its Enterprise telemanagement operations support and Convergent Mediation™ solutions outside the United States through Siemens AG, who serves as a prime contractor.

MOSECO Jordan – ACE*COMM’s alliance agreement with MOSECO Jordan covers sales and support activities to address the operations support systems requirements of the Middle East region’s communications service providers.

Unisys Corporation – ACE*COMM has an arrangement with Unisys to collectively design and deploy NetPlus® as part of an overall Unisys offering to state government customers.

Fujitsu Consulting, Inc. – The partnership is focused on the integration of ACE*COMM’s Convergent Mediation™ solutions into carrier environments around the world.

Science Applications International Corporation, or SAIC – ACE*COMM provides mediation expertise to SAIC’s broad consulting experience to supply comprehensive mediation solutions to large carriers – particularly in the wireless sector.

Backlog

ACE*COMM defines backlog as signed contracts or purchase orders for delivery of its products generally within the next year. Our backlog at June 30, 2003, 2002, and 2001 equaled approximately $4.3 million, $4.9 million, and $5.7 million, respectively. ACE*COMM has experienced fluctuations in its backlog at various times. We anticipate that $3.2 million of the backlog at June 30, 2003, will be shipped during fiscal 2004. Although we believe that our entire backlog consists of firm orders, ACE*COMM’s backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the delivery of complex systems. Backlog, as defined, does not include contracts that require the further issuance of purchase orders.

ACE*COMM’s contracts are large and technically complicated and require a significant commitment of management and financial resources from its customers. The development of a contract is typically a lengthy process because it must address a customer’s specific technical requirements and often requires internal approvals that involve substantial lead-time. Accordingly, ACE*COMM may experience significant variations in revenue from quarter to quarter, as a result of delays in contract signing or contract order deliveries. In addition, contracts that involve software deliveries may involve customization of the product to specific customer requirements, which can delay final delivery of the order. No assurance can be given that current backlog will necessarily lead to revenue in any specific future period.

Competition

Competition in the markets for our products is driven by rapidly changing technologies, evolving industry standards, frequent product introductions and enhancements, and rapid changes in customer requirements. To maintain and improve our competitive position, we must continue to develop and introduce value-added, timely and cost-effective new products, features and services that keep pace with technological developments and emerging industry standards. In addition, we must consistently address the increasingly sophisticated needs of our customers. We expect continued intense competition in the telecommunications, Internet service provider and enterprise network markets.

We believe that the principal competitive factors in these markets include: product performance that meets customer expectations, specialized project management capabilities, in-house technical expertise, compliance with industry quality standards, in-house customer support, product features that include adaptability, scalability and flexibility, the ability to integrate with other products, adjustable functionality and ease-of-use, product reputation, responsiveness to customer needs, and timeliness of implementation. To remain competitive, we will have to respond promptly and effectively to the challenges of each technological change within our industry, as well as to our competitors’ innovations.

In the telecommunications and Internet service provider markets, ACE*COMM’s current and prospective competitors include:

•	large service providers who develop full-system products internally, tailored to their particular specifications,

•	other companies, such as Comptel Corporation, Narus, Inc., and Xacct Technologies, that can provide data collection, mediation components, and data storage capabilities,

•	vendors that supply more inclusive products, such as Intec, and EDB4tel,

•	telecommunications equipment manufacturers that provide network products, such as Lucent Technologies, Inc., and Ericsson,

•	companies that provide OSS software applications for carriers, such as MetaSolv Software, Inc.,

•	companies that supply product components, such as Ericcson-Hewlett-Packard and Fujitsu,

•	companies that provide billing and customer care applications, such as Amdocs Limited and Portal Software, Inc., and

•	companies that develop custom solutions, such as EDS Inc. and Computer Sciences Corporation.

ACE*COMM generally ranks its competition in the overall mediation market into the following three segments: single system mediation that is IP-focused, complex mediation that is circuit-switched and packet-capable, and complex mediation with other OSS functionality. Regarding the first of the three market segments, “single system mediation that is IP-focused”, we believe our products demonstrate distinct advantages to the single-system, IP-focused service provider, as our products can expand to fulfill wider system needs. Regarding the second of the three segments, “complex mediation that is circuit-switched and packet-capable”, we believe our advantages are derived from our considerable experience in and ability to handle multiple protocol system deployments. ACE*COMM believes it stands up well against other vendors in the third, “complex mediation with other OSS functionality” segment. The competing vendors in this segment are those with close ties to large switch or OSS vendors. We believe that we match these competitors feature-for-feature, and also offer switch/OSS vendor independence.

In the enterprise network market, ACE*COMM’s current and prospective competitors include:

•	companies that provide products for telephony networks, such as Paetec Communications, Inc., Peregrine Systems, Inc., Stonehouse Technologies, Inc., and Veramark Technologies, Inc.,

•	companies that provide products for data networks, such as Remedy Corp. and Computer Associates International, Inc., and

•	system integrators such as Accenture, Cap Gemini Ernst & Young and KPMG.

ACE*COMM’s NetPlus® EOSS, like all OSS solutions, can be considered high-priced when compared to conventional element and network management systems. However, we believe that pricing can be misleading since an effective OSS has the potential to radically improve IT effectiveness and efficiency. ACE*COMM believes that the competitive advantages of the NetPlus® solution lie in its ability to improve IT operations, achieve significant cost savings by identifying excessive usage patterns or incorrect billing; provide a bridge between older PBX based voice equipment and newer VoIP based systems, and provide a significant amount of customization support to enable NetPlus® to interface to existing management and network infrastructure. ACE*COMM also provides highly integrated capabilities across the FCAPS (fault, configuration, accounting, performance, and security management) functionality mapping, but does so from an enterprise perspective. Consequently, we believe that NetPlus® defines what is essentially a new market: Enterprise OSS.

ACE*COMM believes that its ability to compete in its markets depends in part on a number of competitive factors outside its control, including the ability of others to develop technology that is competitive with ACE*COMM’s products, the price at which competitors offer comparable products and services, the extent of competitors’ responsiveness to customer needs, and the ability of our competitors to hire, retain and motivate key personnel. ACE*COMM competes with a number of companies that have substantially greater financial, technical, sales and marketing capabilities in addition to other resources, as well as greater name recognition. As a result, ACE*COMM’s competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than ACE*COMM. There can be no assurance that our current or potential competitors will not develop products comparable or superior to those developed by ACE*COMM, or adapt more quickly than ACE*COMM to new technologies, evolving industry trends or changing customer requirements.

Research and Product Development

ACE*COMM’s research and development efforts are focused on developing new products to meet the growing needs of our customers and on improving existing products by incorporating new features and technologies. ACE*COMM believes that the timely development of new products and enhancements is essential to maintaining its competitive position in the marketplace. In its research and development efforts ACE*COMM works closely with customers, end users and leading technology vendors, in tailoring new features that are subsequently incorporated into future versions of products available to all customers. ACE*COMM continually reviews opportunities to license technologies from third parties when appropriate based on timing and cost considerations. Research and development expenses were $0.3 million, $0.8 million and $1.7 million in 2003, 2002, and 2001, respectively. As a percent of revenues, research and development expenses were approximately 3% in 2003, 4% in 2002 and 7% in 2001.

Proprietary Rights and Licenses

ACE*COMM currently holds a patent on its N*USAGE® technology and also relies on a combination of copyright, trademark, contract and trade secret laws and statutory and/or common law to maintain its proprietary rights to its other products. ACE*COMM believes that, patent protection is effective for some product technologies, but because of the rapid pace of technological change in the telecommunication and software industries, patent protection for other products is a less significant factor in ACE*COMM’s success than the knowledge, ability and experience of ACE*COMM’s employees, the frequency of product enhancements and the timeliness and quality of support services provided by ACE*COMM.

ACE*COMM generally enters into confidentiality agreements with its employees, consultants, customers and potential customers and limits access to, and distribution of, its proprietary information. Use of ACE*COMM’s software products is usually restricted to specified locations and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products. ACE*COMM also seeks to protect its software, including the source code, as a trade secret and as copyrighted work.

ACE*COMM cannot guarantee that the steps taken to protect its proprietary rights will be adequate to deter misappropriation of its intellectual property, and ACE*COMM may not be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. If third parties infringe upon or misappropriate ACE*COMM’s copyrights, trademarks, trade secrets or other proprietary information, ACE*COMM could be seriously harmed. In addition, although ACE*COMM believes that its proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against ACE*COMM or claim that it has violated their intellectual property rights. Claims against ACE*COMM, either successful or unsuccessful, could result in significant legal and other costs that may be a distraction to management. ACE*COMM has primarily focused on intellectual property protection within the United States but has expanded that scope to selected international markets. Protection of intellectual property outside the United States will sometimes require additional filings with local patent, trademark, or copyright offices, as well as the implementation of contractual or license terms different from those used in the United States. Protection of intellectual property in many foreign countries is weaker and less reliable than in the United States. If our business expands into foreign countries, costs and risks associated with protecting our intellectual property abroad will increase.

Employees

At June 30, 2003, ACE*COMM employed 97 full and part-time employees. None of ACE*COMM’s employees are represented by a labor union. ACE*COMM has experienced no work stoppages and believes that its employee relations are good.

Risk Factors Affecting Future Operating Results

Because of our reliance on significant customers and large orders, any failure to obtain a sufficient number of large contracts could have a material adverse effect on our revenues for one or more periods

A significant portion of our revenue comes from large financial commitments by a small number of customers, including both telecommunications carriers and large enterprises. We expect to continue to depend on a limited number of customers in any given period for a significant portion of our revenue and, in turn, to be dependent on their continuing success and positive financial results and condition. If we fail to continue to receive orders from such customers, or if any one or more of these customers suffers a downturn, our financial results will suffer.

Unless economic conditions improve, our results of operations may not return to prior levels

The current economic environment remains volatile. If the current uncertainty and negativity in the economic climate in the U.S. and the rest of the world continues, our customers — and our business and financial results — will continue to be adversely affected.

The adverse conditions in the telecommunications industry are materially and adversely affecting us

Our business and financial results are highly dependent on the telecommunications industry and the capital spending of our customers. Over the past three years capital spending by telecommunication companies has decreased and may continue to decrease in the near future. Various commentators have attributed the decrease in spending to the decline in the telecommunications industry in particular and economic conditions in general, principal telecommunications products and services increasingly becoming commodities that cannot easily be distinguished, intense competition in the development of new technology or other features, increasing competition from smaller but rapidly developing alternative carriers, decreasing prices for telecommunication services and equipment, and regulatory rate structures that have become less dependent on the level of carriers’ capital expenditures. The reduction of spending by companies in the telecommunication industries has caused, and may continue to cause, a significant reduction in ACE*COMM’s revenues.

Continuing market consolidation may reduce the number of potential customers for our products

The North American communications industry has experienced significant consolidation. In the future, there may be fewer potential customers requiring operations support systems and related services, increasing the level of competition in the industry. In addition, larger, consolidated communication companies have strengthened their purchasing power, which could create a decline in our pricing structure and a decrease of the margins we can realize. These larger consolidated companies are also striving to streamline their operations by combining different communications systems and the related operations support systems into one system, reducing the number of vendors needed. The continuing industry consolidation may cause ACE*COMM to lose more customers, which would have a material adverse effect on ACE*COMM’s business, financial condition and results of operations.

Unless we continue to maintain existing strategic alliances and develop new ones, our sales will suffer

Our results could suffer further if we are unable to maintain existing and develop additional strategic alliances with leading companies that provide telecommunications services or that manufacture and market network equipment. If we are not able to maintain or develop these strategic alliances, we will not be able to expand our distribution channels and provide additional exposure for our product offerings. These relationships can take significant periods of time and work to develop, and may require the development of additional products or features or the offering of support services we do not presently offer.

Many of our telecommunications customers involve credit risks for us

Many of our customers present potential credit risks, and we are dependent on a small number of major customers. The majority of our customers are in the telecommunication services industry and government sector, or are in the early stages of development when financial resources may be limited. Five customers represented 77% of ACE*COMM’s gross trade receivables balance as of June 30, 2003, with one international customer representing 31% of ACE*COMM’s gross trade receivables balance as of June 30, 2003. Because we depend on a small number of major customers, and many of our customers present potential credit risks for different reasons, our results of operations could be adversely affected by non-payment or slow-payment of receivables. We have also experienced significant losses for doubtful accounts. For a more detailed discussion of doubtful accounts please read the section labeled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision for Doubtful Accounts”.

We are increasing subject to the risks and costs of international sales, and failure to manage these risks would have an adverse effect on us

A substantial portion of our revenues are derived from international sales and are therefore subject to the risks of conducting business overseas, including the general economic conditions in each country, the overlap of different tax structures, the difficulty in managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, and longer payment cycles. ACE*COMM derived approximately $7.7 million, or about 56% of its total revenue, from customers outside of the United States for fiscal year 2003. To the extent that we have increased our international revenue sources over the last three years, the impact of the risks related to international sales could have an increasing larger effect on our financial condition as a whole.

Failure to complete the i3 Mobile Merger would have an adverse effect on us

We may not be able to complete our proposed merger with i3 Mobile if we experience a material adverse effect on our business or if other conditions precedent are not met. If we were unable to complete the merger, it would have a negative impact on our liquidity and ability to execute our acquisition strategy.

Failure to manage risks of potential acquisitions would have an adverse effect on us

We intend to investigate and pursue potential business combinations as one of the ways of growing our business during a difficult period. However, acquisitions must be conducted very carefully or there can be adverse consequences. In particular, failure to identify risks of potential acquisition targets or inability to correct evaluate costs of combining business or technologies could cost us significant resources, dilution to our stockholders or loss of valuable time.

Failure to estimate accurately the resources necessary to complete fixed-price contracts would have an adverse effect on our bottom line

Our failure to accurately estimate the resources required for a project or a failure to complete contractual obligations in a manner consistent with the projected plan may result in lower than expected project margins or project losses, which would negatively impact operating results. Our sales are typically formalized in agreements that include customization of the underlying software and services. These agreements require projections related to allocation of employees and other resources. Additionally, we may fix the price of an arrangement before the final requirements are finalized. On occasion, we have and may be required in the future to commit unanticipated additional resources to complete projects, and the estimated fixed price may not include this unanticipated increase of resources. If our original projections are not met, project losses may occur that would have a negative impact on our operating results.

Inability to forecast revenue accurately may result in costs that are out of line with revenues, leading either to additional losses or downsizing that may not have been necessary

We may not be able to accurately forecast the timing of our revenue recognition due to the difficulty of anticipating compliance with the accounting requirements for revenue recognition and to the fact that we historically have generated a disproportionate amount of our operating revenues toward the end of each quarter. Our operating results historically have varied from fiscal period to fiscal period. Accordingly, our financial results in any particular fiscal period are not necessarily indicative of results for future periods.

ITEM 2.      PROPERTIES

ACE*COMM leases space at two principal office locations: Gaithersburg, Maryland and Montreal, Canada. ACE*COMM believes that its facilities are adequate for its current needs and that suitable additional space will be available as required. The Gaithersburg office is ACE*COMM’s corporate headquarters and is used for product assembly, software and engineering development, professional services and support, sales, and administration. The following sets forth information concerning ACE*COMM’s significant facilities:

	Square		Current
Location	Footage	Lease Expiration	Annual Rent

Gaithersburg, Maryland	24,289	November 30, 2008	$550,000 (subject to annual increases of approximately $17,000 and allocated operating costs each year)
Montreal, Quebec, Canada	3,415	June 30, 2006	$72,000

ITEM 3.      LEGAL PROCEEDINGS

ACE*COMM is not a party to any material legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of its security holders during the fourth quarter of 2003.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

Common Stock Prices

ACE*COMM’s common stock is traded on the Nasdaq Small-Cap Market under the symbol “ACEC”. The following table sets forth for the periods indicated the highest and lowest bid prices at the 4:00 close for the shares of common stock reported on the Nasdaq Small-Cap Market.

	Year Ended June 30,

	2003		2002

	High	Low	High	Low

1st Quarter	$1.05	$0.48	$1.65	$1.12
2nd Quarter	1.19	0.32	1.49	1.05
3rd Quarter	1.11	0.86	1.50	1.12
4th Quarter	1.09	0.55	1.41	0.95

As of September 16, 2003, the market price of ACE*COMM common stock was $1.87.

Common Stockholders

As of September 16, 2003, there were 9,818,356 common shares outstanding and held by 102 shareholders of record.

Dividends

ACE*COMM has never declared or paid cash dividends on the Common Stock. ACE*COMM currently intends to retain earnings, if any, to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. The future payment of cash dividends, if any, is within the discretion of the Board of Directors and will depend on the future earnings, capital requirements, financial condition and future prospects of ACE*COMM and such other factors, as the Board of Directors may deem relevant. Under the term of its line of credit, ACE*COMM cannot pay or declare dividends without the approval of its bank.

Equity Compensation Plan Information

The following table shows information about the securities authorized for issuance under ACE*COMM’s equity compensation plans as of June 30, 2003:

			(c)
	(a)	(b)	Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,599,094	$3.12	1,125,962
Equity compensation plans not approved by security holders	40,000	$1.56	0
Total	1,639,094	$3.12	1,125,962

Item 6.     SELECTED FINANCIAL DATA

The selected financial data presented below for each of ACE*COMM’s fiscal years in the five-year period ended June 30, 2003 and as of June 30, 2003, 2002, 2001, 2000, and 1999 are derived from the audited financial statements of ACE*COMM.

	Year Ended June 30,

	2003	2002	2001	2000	1999

	(in thousands except per share data)
Statement of Operations Data:
Revenue	$13,794	$18,094	$24,179	$33,766	$29,657
Gross profit	6,255	8,982	10,844	19,413	15,892
Net (loss) income	$(1,982)	$(3,988)	$(6,927)	$2,198	$618
Net (loss) income per share:
Basic	$(0.21)	$(0.43)	$(0.75)	$0.24	$0.07

Diluted	$(0.21)	$(0.43)	$(0.75)	$0.23	$0.07

	June 30,

	2003	2002	2001	2000	1999

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,570	$3,530	$5,770	$4,386	$3,424
Working capital	3,941	4,702	7,879	13,335	7,959
Total assets	8,244	10,402	14,943	22,785	18,699
Long-term liabilities	—	44	323	597	74
Total liabilities	3,419	4,071	4,686	5,866	5,220
Stockholders’ equity	4,825	6,331	10,257	16,919	13,479

Selected Quarterly Financial Data

The following table presents certain unaudited statement of operations data for each quarter of 2003 and 2002. This data has been derived from ACE*COMM’s unaudited financial statements and has been prepared on the same basis as ACE*COMM’s audited financial statements, which appear in this Annual Report on Form 10-K. In the opinion of ACE*COMM’s management, this data includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such data. Such quarterly results are not necessarily indicative of future results of operations. This information is qualified by reference to, and should be read in conjunction with, ACE*COMM’s financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal Three Months Ended

	2003				2002

	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,
	2002	2002	2003	2003	2001	2001	2002	2002

	(in thousands except per share data)
Statement of Operations Data:
Revenue	$4,091	$4,071	$2,369	$3,263	$4,396	$4,601	$5,025	$4,072
Gross profit	2,318	2,200	260	1,477	2,020	2,324	2,557	2,080
Net income (loss)	91	81	(1,853)	(301)	(1,438)	(958)	(633)	(959)
Net income (loss) per share:
Basic	$0.01	$0.01	$(0.19)	$(0.03)	$(0.15)	$(0.10)	$(0.07)	$(0.10)

Diluted	$0.01	$0.01	$(0.19)	$(0.03)	$(0.15)	$(0.10)	$(0.07)	$(0.10)

ACE*COMM’s quarterly operating results have in the past and will in the future vary significantly as a result of the timing of contract execution, receipt of purchase orders, and performance of the work or completion of delivery. Large contracts or orders are typically preceded by long sales cycles and, accordingly, the timing of such a contract or order has been and will continue to be difficult to predict. Certain contracts or orders require additional tailoring to customer requirements and, accordingly, vary in timing of delivery. The failure to obtain or delays in the completion of one or more large contracts or orders, for any reason, could have a material adverse effect on ACE*COMM’s results of operations and financial condition.

The timing of large contracts or orders depends on a variety of factors affecting the capital spending decisions of ACE*COMM’s customers, which in turn can affect ACE*COMM’s quarterly operating results. These factors include changes in governmental regulation, changes in the customer’s competitive environment, changes in industry-specific economic conditions, pricing policies by ACE*COMM or its competitors, personnel changes, demand for ACE*COMM’s solutions, the number, timing and significance of new technologies developed by either ACE*COMM or its competitors, the ability of ACE*COMM to develop, introduce and market new and enhanced versions of its products on a timely basis, and the mix of direct and indirect sales and general economic factors.

ACE*COMM’s sales cycle, from initial contact to contract execution, order and delivery, also varies substantially from customer-to-customer and from project-to-project. The purchase of ACE*COMM’s products generally involves a significant commitment of customer capital and management time. The sales cycle associated with the purchases of ACE*COMM’s products is subject to a number of additional significant risks, including customer’s budgetary constraints and internal acceptance reviews, over which ACE*COMM has little or no control. The delivery cycle varies depending on the extent to which the contract or order requires tailoring to a customer’s requirements and the extent to which such requirements are fixed in advance or developed over time.

ACE*COMM’s revenues in any quarter are substantially dependent on orders booked, products delivered, and services performed. Because ACE*COMM’s operating expenses are based, in part, on anticipated revenue levels and because a high percentage of ACE*COMM’s expenses are relatively fixed, a delay in the recognition of revenue from even a limited number of contracts, or the absence of anticipated orders, or a delay in adjusting operating expenses to lower actual or anticipated revenues could cause significant variation in operating results from quarter-to-quarter and could cause net income to fall significantly short of anticipated levels.

Based upon all of the foregoing, ACE*COMM believes that quarterly revenue and operating results are likely to continue to vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter ACE*COMM’s revenue or operating results will be below the expectation of public market analysts and investors. In such event, the price of the Common Stock could be materially adversely affected.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ACE*COMM derives revenues primarily from the sale of its products, including hardware and software, and related services. ACE*COMM enters into formal arrangements that provide for single or multiple deliverables of hardware, software and services. These arrangements are formalized by either a simple purchase order or by more complex contracts such as development, reseller or master agreements. These arrangements are generally U.S. dollar denominated and typically have an aggregate value of several thousand to several million dollars and vary in length from 30 days to several years, as in the case of master agreements. Agreements spanning several years are normally implemented in smaller statements of work or orders that are typically deliverable within three to twelve months.

When an agreement provides for significant modification or customization of software, or when ACE*COMM’s system integration and product development are essential to the functionality of the software, revenues related to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis. Any hardware or post-contract customer support provided for under the terms of the agreement is unbundled. Hardware revenue is recognized upon delivery, which usually occurs upon transfer of title, and post-contract customer support is recognized ratably over the term of the arrangement.

Most of ACE*COMM’s professional services are delivered in conjunction with ACE*COMM’s solutions and are sometimes essential to the functionality of other elements of the arrangement. However, ACE*COMM does sell unbundled services; and, in these instances, ACE*COMM generally recognizes revenue as the services are performed.

More frequently, ACE*COMM is entering into multiple element arrangements that do not involve significant modification or customization of the related software. In these instances, ACE*COMM allocates revenue to each element of the arrangement based on objective evidence of the element’s fair value based on internal price listings developed by ACE*COMM. Revenue for software licenses is recognized upon delivery, which usually occurs upon transfer of title, when a signed agreement exists, the fee is fixed and determinable, and collection of the resulting receivable is probable.

Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During 2003, ACE*COMM had 12 major customers, which ACE*COMM defines as generating $250,000 or more in revenues, that together represented approximately 76% of total revenues. Siemens AG, ACE*COMM’s largest customer in fiscal year 2003, represented approximately 20% of total revenues, and Northrop Grumman contributed approximately 10% of total revenues. During 2002, ACE*COMM had 20 major customers representing 86% of total revenues. Siemens AG represented approximately 17% of total revenues and Northrop Grumman contributed 11% of total revenues earned during 2002. During 2001, ACE*COMM had 23 major customers representing 93% of total revenues. The average revenues earned per major customer were $0.9 million in 2003, $0.8 million in 2002 and $1.0 million in 2001.

During the past three fiscal years, ACE*COMM has experienced significant net losses from operations, primarily due to reduced demand from its North American telecommunications customers. Management expects this lower demand to continue in the foreseeable future. To offset the effects of the current lower North American demand, ACE*COMM continues to target sales efforts toward what it believes to be a growing market for its Convergent Mediation™ solutions outside of North America. To date ACE*COMM has experienced an increase in revenue from outside of North America, in particular China, but the increase has not been sufficient to offset the decline in revenues from the North American market.

ACE*COMM has been and continues to be focused on streamlining the organization to meet its objectives, conserve cash and control expenses. During the past three fiscal years the number of full time employees has been reduced by approximately 53%. This reduction was designed to reduce costs without materially impacting ACE*COMM’s ability to maintain its historical levels of customer involvement and technological innovation, especially in areas of focus such as China. Additionally, ACE*COMM has significantly reduced other operating expenses such as rent, travel, consulting and professional fees. The results of these cost reduction measures has been a significant decline in the amount of the losses sustained in each of the last three fiscal years.

Recently, ACE*COMM entered into an Agreement and Plan of Merger with i3 Mobile, Inc. under which ACE*COMM has agreed to acquire i3. The acquisition is to be effected through the issuance of a to-be-determined number of shares of ACE*COMM’s common stock in exchange for each share of common stock of i3 Mobile outstanding immediately prior to the consummation of the transaction. The exchange ratio will be based on a formula valuing ACE*COMM’s common stock at market value at the time of mailing of the proxy statement, less a discount, and valuing i3 Mobile at an amount equal to its cash, net of specified liabilities and commitments at the mailing date. The consummation of the transaction is subject to the approval of the shareholders of i3 Mobile and ACE*COMM, as well as customary closing conditions.

We expect the merger with i3 Mobile, if consummated, to provide ACE*COMM with significant cash resources to devote to internal development or acquisition of new technologies of complementary businesses. We plan to continue pursuing new business opportunities in the form of acquisitions or alliances with other companies, although there can be no assurances as to the timing or effectiveness of any such arrangements. These arrangements could include: technology and marketing alliances driven by product development requirements and sales opportunities, as well as business combinations that would strengthen ACE*COMM’s product offerings and market potential.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants include a discussion of its critical accounting policies. ACE*COMM’s significant accounting policies are more fully described in Note 2 to ACE*COMM’s consolidated financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations or require the application of significant judgment by our management. The following is a brief discussion of these critical accounting policies:

    Revenue Recognition

ACE*COMM derives revenues primarily from products, where a combination of hardware, proprietary licensed software, and services are offered to customers. These products are typically formalized in a multiple element arrangement involving application of existing software capabilities or modification of the underlying software and implementation services. ACE*COMM’s software licenses to end-users generally provide for an initial license fee to use the product in perpetuity. Under certain contracts, ACE*COMM licenses its software to resellers for subsequent application of existing software and resale. Our customers, including resellers, do not possess the right to return or exchange products.

More frequently, ACE*COMM is entering into multiple element arrangements that do not involve significant modification or customization of the related software. In these instances, ACE*COMM recognizes revenue in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” and allocates revenue to each element of the arrangement based on objective evidence of the element’s fair value based on internal price listings developed by ACE*COMM. Revenue for software licenses in these instances is recognized upon delivery (i.e., transfer of title), when a signed agreement exists, the fee is fixed and determinable, and collection of the resulting receivable is probable. The amount allocated to ACE*COMM’s maintenance contracts is recognized ratably over the term of the respective maintenance period.

In situations when ACE*COMM’s products involve significant modification or customization of software, or when ACE*COMM’s systems integration and product development are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered. Revenue recognized using the percentage-of- completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis.

Our revenue recognition policy takes into consideration the creditworthiness of the customer in determining the probability of collection as a criterion for revenue recognition. The determination of creditworthiness requires the exercise of judgment, which affects our revenue recognition. If a customer is deemed to be not creditworthy, all revenue under arrangements with that customer is recognized only upon receipt of cash. The creditworthiness of such customers is re-assessed on a regular basis and revenue is deferred until cash is received.

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

Results of Operations

The following sets forth selected consolidated data as a percentage of revenue for each of the following years ended June 30:

	Years Ended June 30,
	2003	2002	2001

Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	54.7%	50.4%	55.1%
Selling, general and administrative	57.0%	67.5%	66.9%
Research and development	2.5%	4.3%	6.8%

Income (Loss) from operations	(14.2)%	(22.2)%	(28.8)%
Net interest income (expense)	(0.2)%	0.2%	0.1%

Income (Loss) before income taxes	(14.4)%	(22.0)%	(28.7)%
Provision (Benefit) for income taxes	0.0%	0.0%	0.0%

Net Income (Loss)	(14.4)%	(22.0)%	(28.7)%

     Revenues

Total revenues in 2003 were $13.8 million compared to $18.1 million in 2002 and $24.2 million in 2001. Total revenues decreased $4.3 million or 24% in 2003 and $6.1 million or 25% in 2002, in each case as compared to the prior year.

Revenue growth depends, in part, on the overall demand for ACE*COMM’s products. Because ACE*COMM’s sales are primarily to telecommunication and Internet service providers and enterprises, its ability to generate revenue also depends on specific conditions affecting those providers and their willingness to make significant expenditures to improve their data collection and processing. The decrease in revenues over the past three years reflects the continuing weak general economic conditions and, more specifically, weak economic conditions in the domestic telecommunication and Internet service provider markets and reduced willingness to make significant capital investments in improving their networks and data. Customers in this market often rely on the capital markets to meet their ongoing cash flow requirements and support their growth.

During 2003, companies in this market continued to encounter reduced demand for their products and difficulty in accessing capital markets, resulting in the continuing reduction of their demand for ACE*COMM’s products. In addition, several of ACE*COMM’s North American customers filed for bankruptcy during 2002. Consequently, revenues from sales to telecommunication and Internet service providers, representing approximately 53% of total revenues, decreased 25% to $7.3 million in 2003, as compared to the prior year. Revenues from sales to enterprises, representing approximately 47% of total revenues, decreased 23% to $6.5 million in 2003, as compared to the prior year. The decline in sales to enterprises is primarily the result of the completion of large orders received in 2002 that were not replaced with new orders in 2003. Our enterprise sales efforts have also been affected by the same weak economic conditions. ACE*COMM has experienced increased competition from telecommunication equipment manufacturers who are seeking to diversify sales from the telecommunications and internet service provider markets to the overall enterprise market.

During 2002, service providers in the telecommunication and Internet market continued to experience reduced demand for their products and difficulty in accessing capital markets and, as a result, ACE*COMM experienced decreased demand for Convergent Mediation™ products. Revenues from sales to telecommunication and Internet service providers representing approximately 53% of total revenues decreased 34% to $9.7 million, as compared to the prior year. Also, revenues from sales to enterprises representing approximately 47% of total revenues decreased 12% to $8.4 million in 2002, as compared to the prior year.

     Cost of Revenues

ACE*COMM’s cost of revenue consists primarily of direct labor costs, direct material costs, and allocable indirect costs and to a lesser extent, amortized capitalized software development costs, and inventory obsolescence costs. The expenses for services provided by certain alliance partners in connection with the installation and integration of ACE*COMM’s products may also be included.

Cost of revenues were $7.5 million in 2003, $9.1 million in 2002 and $13.3 million in 2001, representing 55%, 50%, and 55% of total revenues in each year, respectively. Cost of revenues decreased $1.6 million or 17% in 2003, as compared to the prior year, reflecting a decrease in labor and labor related costs, as ACE*COMM further decreased staffing levels in response to the continuing decline in demand for ACE*COMM’s products within the telecommunications sector. Cost of revenues decreased in 2002 reflecting a reduction in labor and labor related costs in response to unfavorable economic conditions and decline in demand.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of costs to support ACE*COMM’s sales and administrative functions. Sales expenses consist primarily of salary, commission, travel, trade show, bid and proposal, and other related selling and marketing expenses required to sell our products to target markets. General and administrative expenses consist of provision for doubtful accounts and unallocated costs related to information systems infrastructure, facilities, finance and accounting, legal, human resources and corporate management.

Selling, general and administrative expenses were $7.9 million in 2003, $12.2 million in 2002, and $16.2 million in 2001, representing 57%, 68% and 67% of total revenues in each year, respectively. Selling, general and administrative expenses decreased $4.4 million or 36% in 2003 and decreased $3.9 million or 24% in 2002, as compared to each prior corresponding period. The decrease in 2002 and 2003 is primarily the result of a continuing effort to reduce expenses, which includes Company and employee initiated reductions in personnel, and reductions in rent, travel, consulting and professional fees.

     Research and Development Expenses

Research and development expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of ACE*COMM’s products.

Research and development expenses were $0.3 million in 2003 compared to $0.8 million in 2002 and $1.7 million in

2001. Research and development expenses decreased $0.4 million or 56% in 2003 and $0.9 million or 53% in 2002, as compared to each prior corresponding period. Research and development expenses represented 3% of revenues in 2003, 4% of revenues in 2002, and 7% of revenues in 2001. The decrease in research and development in 2002 and 2003, over the prior corresponding periods, reflects a decrease in resources applied to research and development.

ACE*COMM was selective in approving new projects and in some instances discontinued projects that were not related to the development of Convergent Mediation TM solutions. In some instances ACE*COMM charges its customers for development which it includes in cost of revenues. Based upon the uncertain North American market, ACE*COMM decided to explore opportunities to license or acquire new technology from third parties as a strategy for expanding it’s product offerings. ACE*COMM did not capitalize software development costs in 2003, 2002 or in 2001 because ACE*COMM’s product development methodology generally establishes technological feasibility near the end of the development process.

     Provision for Doubtful Accounts

ACE*COMM recognized a net provision for doubtful accounts of $0.1 million in 2003, compared to a net provision for doubtful accounts of $0.7 million in 2002 and of $0.8 million in 2001, representing a decrease of $0.6 million in 2003 and of $0.1 million in 2002 in each case as compared to the corresponding period of the prior year.

During 2003, very few of ACE*COMM’s customers experienced negative financial impact to the extent which would require ACE*COMM to provide extensively for their respective accounts which occurred in 2002 and 2001, thereby resulting in significantly decreased bad debts for 2003. Beginning in 2001 and continuing through 2002, some of ACE*COMM’s telecommunication and Internet service provider customers elected to reorganize under Chapter 11 of the bankruptcy code, were unable to obtain adequate financing, or were affected by unfavorable economic conditions in their respective markets. The impact of these economic conditions on our customers, and in particular the bankruptcy filing by Winstar, adversely affected ACE*COMM’s ability to collect outstanding accounts receivables, resulting in increased bad debts in 2002 and 2001. The provision for doubtful accounts associated with customers that filed for bankruptcy was $0.7 million in 2002 and $0.7 million for 2001.

ACE*COMM believes that these difficulties will not continue to be encountered with its current customers. However, existing or future customers’ ability to pay ACE*COMM may be adversely impacted by unfavorable economic conditions or by other factors.

Liquidity and Capital Resources

     Asset and Cash Flow Analysis

At June 30, 2003 ACE*COMM’s primary source of liquidity were cash and cash equivalents of $1.6 million, and also a $3.5 million working capital line of credit. Cash and cash equivalents were $1.6 million at June 30, 2003, $3.5 million at June 30, 2002, and $5.8 million on June 30, 2001. The cash and cash equivalents balance decreased by $1.9 million, or 54%, in 2003 and decreased by $2.3 million, or 39%, in 2002, in each case as compared to the corresponding period of the prior year. The decrease in both of these years was primarily the result of funding operating losses offset by non- cash items such as depreciation and amortization expenses. Cash and cash equivalents were 19% of total assets at June 30, 2003 compared to 34% at June 30, 2002.

Working capital was $3.9 million at June 30, 2003, $4.7 million at June 30, 2002, and $7.9 million at June 30, 2001. Working capital decreased $0.8 million, or 16%, in 2003 and decreased $3.2 million, or 41%, in 2002, in each case as compared to the corresponding period of the prior year. The decreases in working capital in 2003 and 2002 are primarily the result of operating losses, net of depreciation and amortization in excess of purchased assets.

Accounts receivables increased $1.0 million, or 25% to $4.8 million at June 30, 2003. Five customers represented 77% of ACE*COMM’s gross trade receivables balance as of June 30, 2003, with one international customer representing 31% of ACE*COMM’s gross trade receivables balance as of June 30, 2003. The increase in accounts receivable is primarily the result of an increase in international customers who traditionally have taken longer to pay and to an increase in instances where payments are scheduled over an extended period of time, in no case greater than one year.

ACE*COMM’s operating activities used $2.5 million in cash during 2003, used $1.7 million in cash during 2002, and generated cash of $1.8 million in 2001. The changes between years in cash flows from operating activities are principally due to changes in net income (loss) after adjustments for non-cash charges such as depreciation and changes in working capital amounts. Changes in accounts receivable balances are typically the most significant component of working capital and fluctuate as a result of the timing and volume of ACE*COMM’s revenues and other factors.

Net cash used for investing activities was $0.1 million, $0.3 million, and $0.5 million in 2003, 2002, and 2001, respectively, representing capital purchases of computer equipment.

ACE*COMM’s financing activities generated cash of $0.7 million in 2003, used cash of $0.2 million in 2002, and generated cash of $0.06 million in 2001. ACE*COMM had positive cash flows from financing activities in 2003 as a result of additional borrowings and net cash generated from a strategic partner acquiring 475,000 shares of ACE*COMM’s common stock. No significant financings took place during 2002 or 2001. Additionally, borrowings and other financial obligations resulted in a net cash outflow of $0.2 million in 2003, $0.3 million in 2002 and $0.2 million in 2001.

     Cost Containment Program

As a result of declining revenues during the past three fiscal years, ACE*COMM has initiated numerous cost reduction measures which have significantly lowered operating expenses. During the past three fiscal years the number of full time employees has been reduced by approximately 53%. This reduction was designed to reduce costs without materially impacting ACE*COMM’s ability to maintain its historical levels of customer involvement and technological innovation, especially in areas of focus such as China Additionally, ACE*COMM has developed contingency plans to reduce expenses further, should revenues decline below projected levels.

     Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2003 and the effect such commitments could have on our liquidity and cash flows in future periods.

	Payments Due by Period

	(amounts in thousands)

		Less than 1			After 5
Contractual Obligation	Total	year	1-3 years	4-5 years	years

Operating Leases	$3,464	$653	$1,313	$1,234	$264

ACE*COMM has commercial commitments of an accounts receivable backed line of credit that expired July 1, 2003 and was renewed on July 31, 2003. $0.4 million was outstanding as of June 30, 2003. ACE*COMM also has issued standby letters of credit for security deposits for office space and to guarantee service contracts and is summarized in the following table. The standby letters of credit have a one-year term and renew annually.

	Amount of Commitment Expiration Per Period

	Total
	Amounts	Less than 1			Over 5
Other Commercial Commitments	Committed	year	1-3 years	4-5 years	years

Standby Letters of Credit	$464,000	$464,000	$—	$—	$—

     Line of Credit

ACE*COMM has a loan and security agreement with Silicon Valley Bank, renewed effective July 31, 2003 for a one year period. Under this agreement, ACE*COMM may borrow based upon the amount of its approved borrowing base of eligible accounts receivable, up to a maximum of $3.5 million. The line of credit has sub limits of $500,000 for letters of credit and $1.25 million for U.S. Export Import Bank usage. ACE*COMM can draw up to 80% of its eligible accounts receivable under the master line, and up to 90% of its eligible foreign accounts receivable under the U.S. Export Import Bank sub limit line. Amounts borrowed bear interest at a rate equal to the bank’s prime rate plus 200 basis points per annum, with a minimum rate of 4.75% per annum, charged on the average daily balance of advances outstanding, payable monthly and calculated on a 360-day year basis. ACE*COMM also pays certain costs and expenses of the bank in administering the line, and paid non-refundable fees of $31,250 in 2002 and $41,250 in 2003. The receivables comprising the borrowing base must not be more than 90 days aged, must not be in dispute, and must conform to other eligibility requirements. ACE*COMM’s obligations under the Agreement are secured by a security interest in all of ACE*COMM’s assets and intellectual property. Advances made to ACE*COMM are payable in full upon demand in the event of default under the agreement. As of September 16, 2003, there were outstanding borrowings of $220,000 under this agreement, and an eligible borrowing base of $275,000.

The loan and security agreement with Silicon Valley Bank replaced a prior agreement with the Bank, which enabled ACE*COMM to borrow against recently acquired equipment and fixed assets.

Financial covenants under the loan and security agreement require ACE*COMM to maintain a minimum tangible net worth covenant which must be complied with on a monthly basis and to maintain a $750,000 monthly unrestricted cash requirement.

Under the terms of its corporate headquarters’ office lease, ACE*COMM maintains a letter of credit under its line of credit with the Bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by ACE*COMM under the lease. The letter of credit required under the lease for fiscal year 2003 is $135,000. The letter of credit will decrease in fiscal year 2005 to $124,333 and will continue to decrease annually thereafter through fiscal year 2008. As of the date of this filing, ACE*COMM was not subject to any draw against this letter of credit by the landlord. ACE*COMM also maintains other customer related letters of credit issued by the Bank to support specific terms and conditions of customer orders. The aggregate of these customer related letters of credit total approximately $329,000 at June 30, 2003 and they, too, are secured under ACE*COMM’s line of credit with the Bank.

     Liquidity Position

ACE*COMM has no significant commitments for capital expenditures at June 30, 2003, had $1.6 million of cash on hand at June 30, 2003 and has borrowing availability under its line of credit. ACE*COMM believes that these factors, excluding any cash resources from the pending i3 Mobile merger, will support ACE*COMM’s working capital requirements for the next twelve months.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACE*COMM’s Financial Statements, together with the independent accountants’ reports thereon, appear at pages F-1 through F-19 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 30, 2003, ACE*COMM filed on Form 8-K, announcing that ACE*COMM engaged the services of Grant Thornton, LLP as its new independent auditors, replacing Ernst & Young LLP. We had no disagreements with Ernst & Young LLP on matters related to accounting and financial disclosure.

ITEM 9A.	DISCLOSURE OF CONTROLS AND PROCEDURES

ACE*COMM’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of ACE*COMM’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, ACE*COMM’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, ACE*COMM’s disclosure controls and procedures are effective in timely alerting them to any material information relating to ACE*COMM and its subsidiaries required to be included in ACE*COMM’s Exchange Act filings.

There were no significant changes made in ACE*COMM’s internal controls over financial reporting that occurred during ACE*COMM’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, ACE*COMM’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Name of
Director		Director	Class of
or Nominee	Age	Since	Director	Recent Business Experience

George T. Jimenez	67	1983	III	Chief Executive Officer of ACE*COMM since 1996, and Treasurer from 1983 to present. President from 1983 to September 1999 and July 2001 to present. Mr. Jimenez has been Chairman of the Board of Directors since 1983.

Paul G. Casner, Jr.	65	1983	II	Executive Vice President, Chief Operating Officer of DRS Technologies, Inc., a defense electronics corporation, since June 2000. Executive Vice President, Operations, DRS, from December 1998 to May 2000; President of DRS Electronic Systems Group, a division of DRS Technologies, from 1994 to 1998; and Chairman and Chief Executive Officer of Technology Applications & Service Company from March 1991 to September 1993.

Gilbert A. Wetzel	71	1992	I	Managing Director, Mayer & Associates, a human resources consulting firm, since 1999. Executive Vice President, Right Management Consultants, from 1994 to 1999; retired Chairman and Chief Executive Officer of Bell of Pennsylvania and Diamond State Telephone and founder and retired Chief Executive Officer of Geographic Business Publishers, Inc.

Harry M. Linowes	75	1999	I	Business management consultant. Senior Partner (1992 to retirement in 1996) and a Managing Partner (1986 to 1992) of BDO Seidman, Accountants and Consultants.

Executive Officers

Name	Age	Current Position

George T. Jimenez	67	Chairman of the Board, Chief Executive Officer, President and Treasurer
Joseph A. Chisholm	62	Senior Vice President and Chief Operating Officer
Steven R. Delmar	47	Senior Vice President and Chief Financial Officer
Loretta L. Rivers	46	Corporate Secretary and Director of Human Resources

George T. Jimenez is the Chief Executive Officer of ACE*COMM and has served as Treasurer and a Director of ACE*COMM since its inception in 1983. Mr. Jimenez served as President from 1983 to September 1999 and July 2001 to the present.

Joseph A. Chisholm joined ACE*COMM in February 2001 as Vice President of Engineering, and was named Chief Operating Officer in August 2001. In January 2003, Mr. Chisholm was also named a Senior Vice President. Mr. Chisholm served as Vice President of Engineering and Operations for GE Capital Spacenet Services from 1994 until his retirement in 1998.

Steven R. Delmar joined ACE*COMM as a consultant in July 2001 and was appointed the Chief Financial Officer as of October 1, 2001. In January 2003, Mr. Delmar was also named a Senior Vice President. Prior to joining ACE*COMM, Mr. Delmar held various executive positions with Microlog Corporation, a communications software company, including fifteen years as Executive Vice President and Chief Financial Officer. He was most recently co-President and a Director of Microlog.

Loretta L. Rivers has been Corporate Secretary since 1989 and was also named Director of Human Resources in January 2001. Ms. Rivers has served in various capacities with ACE*COMM since its inception in 1983.

Martin Demers, who was elected as Senior Vice President and Chief Marketing Officer on November 14, 2000 and held various senior positions since joining ACE*COMM in 1996, left ACE*COMM on August 29, 2003.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires ACE*COMM’s officers and directors, and persons who own more than ten percent of a registered class of ACE*COMM’s equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and the Nasdaq. Officers, directors and greater than ten-percent beneficial owners are required by applicable regulations to furnish ACE*COMM with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of the forms furnished to ACE*COMM, or written representations from certain reporting persons that no Forms 5 were required, we believe that all filing requirements applicable to our officers and directors and ten-percent beneficial owners were complied with during the 2003 fiscal year except that (i) a Form 4, covering a single transaction, was filed late by Mr. Jimenez, and (ii) a Form 4, covering a single transaction, was filed late by Ms. Rivers.

ITEM 11.      EXECUTIVE COMPENSATION

Cash Compensation

Cash compensation paid or accrued for services in all capacities for 2001, 2002 and 2003 fiscal years for the Chief Executive Officer and each of the other three most highly compensated executive officers of ACE*COMM for fiscal 2003 whose salary and bonus exceeded $100,000 (the “Named Executive Officers”) is set forth in the following table.

Summary Compensation Table

					Long-Term
					Compensation
	Annual Compensation(1)				Awards

				Other	Number of	All
Name				Annual	Shares	Other
And	Fiscal			Compen-	Underlying	Compen-
Principal Position	Year	Salary(2)	Bonus	sation(3)	Options	sation(4)

George T. Jimenez	2003	$173,769	$0	$0	0	$11,171
Chairman of the Board,	2002	191,846	0	0	32,545	11,171
Chief Executive Officer,	2001	200,000	0	0	9,650	11,171
President and Treasurer
Joseph A. Chisholm(5)	2003	130,327	0	0	0	0
Senior Vice President and	2002	144,462	8,491	0	119,409 (6)	0
Chief Operating Officer	2001	—	—	—	—	—
Steven R. Delmar(7)	2003	152,048	0	0	0	0
Senior Vice President and	2002	124,115	0	0	120,977 (6)	0
Chief Financial Officer	2001	—	—	—	—	—
Martin Demers(8)	2003	153,640	0	0	90,000 (6)	1,230 (9)
Senior Vice President and	2002	164,783	16,799	0	30,663	4,522 (9)
Chief Marketing Officer	2001	169,185	21,782	0	41,688	84,751 (9)

     (1)     Includes salary deferrals under ACE*COMM’s 401(k) plan.

     (2)     Reflects a voluntary reduction in salary starting in February 2002, for each of the named executive officers.

     (3)     Does not include perquisites and personal benefits aggregating less than 10% of the officer’s salary and bonus.

     (4)     Consists of, as to all years, amounts paid in connection with a life insurance policy and disability insurance for Mr. Jimenez. For fiscal 2003, $6,975 was paid for life insurance and $4,196 was paid for disability insurance.

     (5)     Mr. Chisholm was elected an executive officer effective August 21, 2001.

     (6)     Of these shares, 90,000 each were granted to Messrs. Chisholm, Delmar and Demers, respectively, as one-time grants, in connection with promotion or hiring.

     (7)     Reflects compensation beginning October 1, 2001, when Mr. Delmar joined ACE*COMM.

     (8)     Mr. Demers was elected an executive officer effective November 14, 2000. Mr. Demers left ACE*COMM on August 29, 2003.

     (9)     Comprises commissions paid to Mr. Demers in the respective fiscal years.

Option Grants

     The following table shows, as to the Named Executive Officers, the options to purchase Common Stock granted by ACE*COMM in fiscal 2003.

Option Grants in Last Fiscal Year

	Individual Grants

	Number of Shares Underlying	Percentage of Total Options Granted to	Exercise		Potential Realizable Value at Assumed Rates of Stock Price Appreciation for Option Term(1)
	Options	Employees in	Price Per	Expiration
	Granted	Fiscal 2003	Share	Date	0%	5%	10%

George T. Jimenez	0	—	—	—	—	—	—
Joseph A. Chisholm	0	—	—	—	—	—	—
Steven R. Delmar	0	—	—	—	—	—	—
Martin Demers	90,000 (2)	32.03	$1.34	10/4/12	$0	$0	$0

     (1)     Amounts are based on the 0%, 5%, and 10% annual compounded rates of appreciation of the Common Stock price from the date of grant, prescribed by the Securities and Exchange Commission, and are not intended to forecast future appreciation of ACE*COMM’s Common Stock. The prices of the Common Stock, assuming such annual compounded rates of appreciation over the term of the option, would be as follows:

Exercise price	Term of Option	0%	5%	10%

$1.34	10 years	$0	$2.18	$3.48

     (2)     Option granted in connection with promotion to officer. Option shares are fully vested on the date of grant and remain exercisable through the term of the option, provided the officer continues to be employed by ACE*COMM. Mr. Demers left ACE*COMM on August 29, 2003 and his options expire on November 29, 2003.

Fiscal 2003 Stock Option Exercises and Year-End Option Values

The following table shows, as to the Named Executive Officers, the information concerning exercises of stock options in the last fiscal year and 2003 fiscal year-end option values.

Fiscal 2003 Stock Option Exercises and Year-End Option Values

	Shares Acquired on	Value	Number of Shares Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End(2)
Name	Exercise	Realized(1)	Exercisable/Unexercisable		Exercisable/Unexercisable

George T. Jimenez	0	$0	56,675	72,549	$0	$0
Joseph A. Chisholm	0	0	46,076	83,333	0	0
Steven R. Delmar	0	0	40,977	80,000	0	0
Martin Demers	0	0	138,101	57,000	0	0

(1)	Value realized represents the positive spread between the respective exercise prices of the exercised options and the fair market value per share on the respective dates of exercise.

(2)	Value for “in-the-money” options represent the positive spread between the respective exercise prices of outstanding options and the market price on June 30, 2003.

Employment Contracts, Termination of Employment and Change-of-Control Arrangements

ACE*COMM does not have any employment agreements with officers.

Compensation of Directors

Outside directors receive $12,000 each per fiscal year ($16,000 in the case of the Chairman of the Audit Committee), payable in quarterly installments, and are reimbursed for their travel expenses in attending board and committee meetings. In addition, upon his election or appointment to serve, each outside director receives an option to purchase 3,000 shares (4,000 shares in the case of the Chairman of the Audit Committee) of ACE*COMM’s common stock for each year such director is elected or appointed to serve, at an exercise price equal to the fair market value on the date of grant, pursuant to the 2000 Stock Option Plan for Directors. Each option granted becomes exercisable in installments of one-third of the option shares on each anniversary of the date of grant, provided that the option holder still serves as a director on such date or, if he ceases to be a director (other than by reason of termination for cause) within 45 days prior to such date, he has served as a director for at least 12 consecutive months as of such date. Each option expires upon the earlier of five years from the date of grant, the expiration of six months following death, resignation or removal other than for cause, and, immediately, upon removal of a director for cause.

Compensation Committee Interlocks and Insider Participation

ACE*COMM’s Compensation Committee is composed of three non-employee directors: Messrs. Casner, Linowes and Wetzel. No current member of the Compensation Committee is an officer or employee of ACE*COMM.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	Amounts and Nature of		Percent of Outstanding
Name and Address(1)	Ownership		Shares

Directors, Nominees and Named Executive Officers

George T. Jimenez	1,968,108	(2)	19.83%

Paul G. Casner, Jr.	45,000	(3)	*

Harry M. Linowes	35,000	(4)	*

Gilbert A. Wetzel	86,000	(5)	*

Joseph A. Chisholm	82,076	(6)	*

Steven R. Delmar	75,977	(7)	*

Martin Demers	146,401	(8)	1.46

All Directors, Nominees and Executive Officers as a group (8 persons)	2,489,519	(9)	25.23

Other 5% Stockholders

Public School Employees’ Retirement System
5 North 5th Street
Harrisburg, PA 17108-0125	511,265	(10)	5.18

* Less than one percent of stock outstanding.

(1)	Unless otherwise indicated, the address is c/o ACE*COMM Corporation, 704 Quince Orchard Road, Gaithersburg, Maryland 20878 and the designated owner has voting and investment power with respect to the shares.

(2)	Includes 59,892 shares issuable upon the exercise of options. Does not include 950 shares held by his mother-in-law, as to which his wife has voting and investment power and as to which Mr. Jimenez disclaims beneficial ownership.

(3)	Includes 25,000 shares issuable upon the exercise of options.

(4)	Includes 28,000 shares issuable upon the exercise of options. Does not include 100 shares held by his wife in a retirement account, as to which his wife has sole voting and investment power and as to which Mr. Linowes disclaims beneficial ownership.

(5)	Includes 19,000 shares issuable upon the exercise of options.

(6)	Includes 76,076 shares issuable upon the exercise of options.

(7)	Includes 70,977 shares issuable upon the exercise of options.

(8)	Includes 138,101 shares issuable upon the exercise of options.

(9)	Includes 443,380 shares issuable upon the exercise of options. Includes only shares held individually or through trusts.

(10)	Information based on corporate records.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                      None

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)     INDEX TO FINANCIAL STATEMENTS

             The following Financial Statements of the Registrant are filed as part of this report:

(a)(2)     FINANCIAL STATEMENT SCHEDULES

Except for the schedule listed below, all other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Schedule II – Valuation and Qualifying Accounts	S-1

(a)(3)     EXHIBITS

3.5	(A)	Articles of Amendment and Restatement dated August 19, 1996.

3.6	(A)	By-laws of ACE*COMM as amended to date.

4.1	(A)	Form of Specimen of Common Stock Certificate.

10.1	(D)	Lease Between New Boston Fund and ACE*COMM as Tenant dated December 30, 2002

10.13	(B)*	Form of Non-Qualified Stock Option Grant Agreement (certain executive officers - fiscal 1997)

10.14	(B)*	Form of Non-Qualified Stock Option Grant Agreement (certain executive officers - fiscal 1997)

10.35	(C)*	2000 Stock Option Plan for Directors

23.1	(D)	Consent of Grant Thornton LLP, independent auditors

23.2	(D)	Consent of Ernst & Young LLP, independent auditors

31.1	(D)	Certification of Chief Executive Officer

31.2	(D)	Certification of Chief Financial Officer

32	(D)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the identically numbered exhibit filed as an exhibit to ACE*COMM’s Registration Statement on Form S-1, File No. 333-25439

(B)	Incorporated by reference to the identically numbered exhibit filed as an exhibit to ACE*COMM’s Form 10-K, filed October 1, 1997.

(C)	Incorporated by reference to ACE*COMM’s Proxy Statement, dated October 17, 2000.

(D)	Filed herewith

*	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

(b)	REPORTS ON FORM 8-K

During the period covered by this report, ACE*COMM filed the following reports on Form 8-K:

Date Filed	Item Reported On

June 30, 2003	On June 24, 2003, ACE*COMM Corporation issued a press release dismissing its independent auditors, Ernst & Young LLP, and engaged the services of Grant Thornton, LLP as its new independent auditors.

August 3, 2003	On August 4, 2003 ACE*COMM Corporation issued a press release announcing that it has entered into a non-binding Letter of Intent with i3 Mobile, Inc. to enter into a merger.

September 17, 2003	On September 15, 2003 ACE*COMM Corporation issued a press release announcing that it had signed a definitive agreement to merge with i3 Mobile, Inc., and announcing it fourth quarter and fiscal 2003 year end results.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE*COMM CORPORATION

By:	/s/ George T. Jimenez

George T. Jimenez
Chief Executive Officer

Date: September 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ George T. Jimenez (George T. Jimenez)	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 29, 2003

/s/ Steven R. Delmar (Steven R. Delmar)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 29, 2003

/s/ Paul G. Casner, Jr. (Paul G. Casner, Jr.)	Director	September 29, 2003

/s/ Gilbert A. Wetzel) (Gilbert A. Wetzel)	Director	September 29, 2003

/s/ Harry M. Linowes (Harry M. Linowes)	Director	September 29, 2003

ACE*COMM CORPORATION

INDEX TO FINANCIAL STATEMENTS

      The following Financial Statements of the Registrant are filed as part of this report:

REPORT OF GRANT THORNTON LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
     of ACE*COMM Corporation

We have audited the accompanying balance sheets of ACE*COMM Corporation as of June 30, 2003 and the related statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2003. These financial statements and schedule are the responsibility of ACE*COMM’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ACE*COMM Corporation at June 30, 2003, and the results of its operations and its cash flows for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the year ended June 30, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Grant Thornton LLP

Vienna, VA
August 22, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
     of ACE*COMM Corporation

We have audited the accompanying balance sheet of ACE*COMM Corporation as of June 30, 2002 , and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of ACE*COMM’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ACE*COMM Corporation at June 30, 2002, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, VA

August 12, 2002

ACE*COMM CORPORATION

BALANCE SHEETS
(in thousands except share and per share amounts)

	June 30,

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$1,570	$3,530
Accounts receivable, net	4,825	3,866
Inventories, net	700	1,122
Prepaid expenses and other	265	211

Total current assets	7,360	8,729
Property and equipment, net	875	1,659
Other assets	9	14

Total assets	$8,244	$10,402

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings	$433	$209
Accounts payable	636	663
Accrued expenses	341	582
Accrued compensation	706	1,340
Deferred revenue	1,303	1,233

Total current liabilities	3,419	4,027
Other liabilities	—	44

Total liabilities	3,419	4,071

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 45,000,000 shares authorized, 9,807,440 and 9,328,044 shares issued and outstanding	98	93
Additional paid-in capital	21,933	21,462
Accumulated deficit	(17,206)	(15,224)

Total stockholders’ equity	4,825	6,331

Total liabilities and stockholders’ equity	$8,244	$10,402

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION

STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended June 30,

	2003	2002	2001

Revenue	$13,794	$18,094	$24,179
Cost of revenue	7,539	9,112	13,335

Gross profit	6,255	8,982	10,844
Selling, general and administrative expense	7,861	12,231	16,157
Research and development expense	347	780	1,650

Loss from operations	(1,953)	(4,029)	(6,963)
Interest (income) expense, net	29	(41)	(36)

Loss before income tax provision	(1,982)	(3,988)	(6,927)
Income tax provision	—	—	—

Net loss	$(1,982)	$(3,988)	$(6,927)

Basic net loss per share	$(0.21)	$(0.43)	$(0.75)

Diluted net loss per share	$(0.21)	$(0.43)	$(0.75)

Shares used in computing net loss per share:
Basic	9,557	9,308	9,230

Diluted	9,557	9,308	9,230

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
			Additional
			Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, June 30, 2000	9,181	$92	$21,136	$(4,309)	$16,919
Exercise of common stock options	36	—	158	—	158
Employee stock purchase plan	47	1	106	—	107
Net loss for the year ended June 30, 2001	—	—	—	(6,927)	(6,927)

Balance, June 30, 2001	9,264	93	21,400	(11,236)	10,257
Employee stock purchase plan	68	1	65	—	66
Stock repurchases	(4)	(1)	(3)		(4)
Net loss for the year ended June 30, 2002	—	—	—	(3,988)	(3,988)

Balance, June 30, 2002	9,328	93	21,462	(15,224)	6,331
Employee stock purchase plan	49	—	37	—	37
Stock repurchases	(45)	—	(36)	—	(36)
Issuance of Common Stock	475	5	470		475
Net loss for the year ended June 30, 2003	—	—	—	(1,982)	(1,982)

Balance, June 30, 2003	9,807	$98	$21,933	$(17,206)	$4,825

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION

STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended June 30,

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(1,982)	$(3,988)	$(6,927)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	876	1,248	1,752
Provision for doubtful accounts	120	701	812
Loss on disposal of property and equipment	22	34	12
Changes in operating assets and liabilities:
Accounts receivable	(1,079)	36	6,403
Inventories, net	422	238	509
Prepaid expenses and other assets	(49)	312	240
Accounts payable	(27)	424	(1,299)
Accrued liabilities	(875)	(402)	(357)
Deferred revenue	70	(268)	731
Other liabilities	(44)	(69)	(49)

Net cash (used for) provided by operating activities	(2,546)	(1,734)	1,827

Cash flows from investing activities:
Proceeds from sale of equipment	8
Purchases of property and equipment	(122)	(268)	(502)

Net cash used for investing activities	(114)	(268)	(502)

Cash flows from financing activities:
Borrowings (payments)	224	(272)	(145)
Principal payments under capital lease obligation	—	(28)	(61)
Proceeds from exercise of common stock options	—	—	158
Proceeds from common stock issued	475	—	—
Repurchase of common stock	(36)	(4)	—
Proceeds from employee stock purchase plan	37	66	107

Net cash provided by (used for) financing activities	700	(238)	59

Net (decrease) increase in cash and cash equivalents	(1,960)	(2,240)	1,384
Cash and cash equivalents at beginning of year	3,530	5,770	4,386

Cash and cash equivalents at end of year	$1,570	$3,530	$5,770

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$44	$50	$195
Income taxes	$—	$—	$9

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION

      ACE*COMM Corporation (the “Company”), incorporated in Maryland in 1983, delivers enterprise telemanagement applications and advanced Convergent Mediation™ solutions to wired and wireless voice, data, and Internet communications providers. ACE*COMM’s technology enables the capture, security, validation, correlation, augmentation, and warehousing of data from network elements and distributes it in appropriate formats to OSS (“Operations Support Systems”) and BSS (“Business Support Systems”) operations. ACE*COMM’s products are tailored to each customer’s needs, providing the capabilities to extract knowledge from their networks — knowledge they use to reduce costs, accelerate time-to-market for new products and services, generate new sources of revenue, and push forward with next-generation initiatives.

      ACE*COMM has incurred significant net losses from operations during fiscal years 2001, 2002, and 2003 primarily due to decreased demand for its products from the North American telecommunications market. As a result of declining revenues, ACE*COMM has initiated numerous cost reduction measures which have significantly lowered operating expenses. Additionally, ACE*COMM has developed contingency plans to reduce expenses further, should revenues decline below projected levels.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying financial statements include: management’s forecasts of contract costs and progress toward completion, which are used to determine revenue recognition under the percentage-of-completion method; estimates of allowances for doubtful accounts receivable and inventory obsolescence; tax valuation allowances; and estimates of the net realizable value of capitalized software development costs.

Revenue recognition

      ACE*COMM derives revenues primarily from products, where a combination of hardware, proprietary software, and services are offered to customers. These products are typically formalized in a multiple element arrangement involving significant modification or customization of the underlying software and implementation services. ACE*COMM’s software licenses to end-users generally provide for an initial license fee to use the product in perpetuity. Under certain contracts, ACE*COMM licenses its software to resellers for subsequent modification and resale. Our customers, including resellers, do not possess the right to return or exchange products.

      More frequently, ACE*COMM enters into a multiple element arrangement that does not involve significant modification or customization of the related software. In these instances, ACE*COMM recognizes revenue in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” and allocates revenue to each element of the arrangement based on objective evidence of the element’s fair value based on internal price listings developed by ACE*COMM. Revenue is recognized upon delivery (i.e., transfer of title), when a signed agreement exists, the fee is fixed and determinable, and collection of the resulting receivable is probable.

      In situations when ACE*COMM’s products involve significant modification or customization of software, or when ACE*COMM’s systems integration and product development are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. The hardware revenue on these contracts is recognized upon transfer of title. Revenue recognized using the percentage-of-completion method

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis.

      While ACE*COMM occasionally sells unbundled services, most of ACE*COMM’s services are delivered in conjunction with ACE*COMM’s products. Revenue from technical customer support and maintenance services is recognized ratably over the term of the related agreement, generally one year. Revenue from consulting services is recognized on a time and material basis, as the services are performed. Revenue from outsourcing or service bureau services is recognized on a per-unit-of-volume basis as the services are performed.

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

Cash and cash equivalents

      ACE*COMM considers all investments with an original maturity of three months or less to be cash equivalents.

Inventories

      Inventories consist principally of purchased materials to be used in the production of finished goods and are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market.

Property and equipment

      Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows: equipment and vehicles — 7 years; computer equipment — 3 to 7 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the improvements’ estimated useful lives or related remaining lease terms. Maintenance and repair costs are charged to current earnings. Long-lived assets held and used by ACE*COMM are reviewed for impairment whenever changes in circumstances indicate the carrying value of an asset may not be recoverable.

Capitalized software development costs

      ACE*COMM owns certain proprietary rights to computer software systems that ACE*COMM has either developed or purchased and licensed to customers. Purchased computer software and the related copyrights are capitalized at their costs.

      Research and development costs are expensed as incurred. However, ACE*COMM capitalizes computer software development costs incurred after technological feasibility of a product is established through the time when the product is available for release to customers. Capitalized software and purchased technology costs are amortized on a product by product basis based on the greater of the ratio of current sales to estimated total future sales or a straight-line basis over the remaining estimated economic life of the product, not exceeding 3 years. ACE*COMM periodically evaluates its capitalized software costs for recoverability against anticipated future revenues, and writes down or writes off capitalized software costs if recoverability is in question.

Earnings per share

      Basic earnings per share exclude dilution and is computed by dividing net (loss) income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Income taxes

      ACE*COMM accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance reduces deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Reclassifications

      Certain prior year information has been reclassified to conform to the current year’s presentation.

Fair value of financial instruments

      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

      The carrying amounts of debt issued pursuant to ACE*COMM’s bank credit agreements approximate fair value because the interest rates on these instruments change with market interest rates.

Foreign Currency

      The Company’s functional currency for all operations and foreign transaction is the U.S. dollar. Gains and losses from the translation of foreign currency into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations.

Recently Issued Accounting Pronouncements

      In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds certain standards and modifies certain standards related to the extinguishment of debt and sale-leaseback transactions. The provisions of SFAS 145 are generally effective after May 15, 2002. The adoption of this standard is not expected to have a material effect on the financial statements of the Company.

      In January 2003, the FASB issued Interpretation Number 46, Consolidation of Variable Interest Entities (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Adoption of this standard is not expected to have a material effect on the Company’s financial statements.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting and reporting for

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Adoption is not expected to have a material impact on the Company’s financial statements.

      In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued on or before May 31, 2003, SFAS No. 150 is effective for the Company in the first quarter of fiscal year 2004. Adoption of this standard is not expected to have a material effect on the Company’s financial statements.

Stock Based Compensation

      The Company generally applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for stock options and presents pro forma net income and earnings per share data as if the accounting prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” had been applied. The Company also applies the provisions of FIN 44, “Accounting for Certain Transactions Involving Stock Compensation”, as required when modifications and other provisions cause the application of variable accounting which calls for the periodic measurement of compensation expense based on the difference in the exercise price and the underlying value of the related stock.

      Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share would have been changed to the following pro forma amounts:

	Year ended June 30,
	(in thousands, except per share amounts)

	2003	2002	2001

Net loss	$(1,982)	$(3,988)	$(6,927)
Add: Total stock-based compensation expense reported in net loss	—	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards*	(890)	(1,489)	(1,905)
Pro forma net loss	$(2,872)	$(5,477)	$(8,832)

Earnings per share:
Basic and diluted – as reported	$(0.21)	$(0.43)	$(0.75)
Basic and diluted – pro forma	$(0.30)	$(0.59)	$(0.96)
Weighted average shares:
Weighted average common shares outstanding – Basic	9,557	9,308	9,230
Weighted average common shares outstanding – Diluted	9,557	9,308	9,230

*	All awards refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 — awards for which the fair value was required to be measured under Statement 123.

NOTE 3 — ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following (in thousands):

	June 30,

	2003	2002

Billed	$2,914	$1,908
Unbilled	2,129	2,563
Allowance for doubtful accounts	(218)	(605)

	$4,825	$3,866

      Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. ACE*COMM recorded a provision for doubtful accounts of $120,000, credited the allowance for recoveries of $14,000 and wrote-off $521,000 in uncollected accounts during the year ended June 30, 2003. During the year ended June 30, 2002, ACE*COMM recorded a provision for doubtful accounts of $701,000 and wrote-off $593,000 in uncollected accounts receivables. During the year ended June 30, 2001, ACE*COMM recorded a provision for doubtful accounts by $812,000, credited the allowance for recoveries of $13,000, and wrote-off $797,000 in uncollected accounts receivables.

NOTE 4 — INVENTORIES

      Inventories consist of the following (in thousands):

	June 30,

	2003	2002

Inventories	$894	$1,316
Allowance for obsolescence	(194)	(194)

	$700	$1,122

      Inventory write-offs during the years ended June 30, 2003, 2002 and 2001 were $120,000, $170,000 and $438,000 respectively.

NOTE 5 — PROPERTY AND EQUIPMENT

      Property and equipment consists of the following (in thousands):

	June 30,

	2003	2002

Lab test equipment	$137	$137
Computer equipment	5,852	6,157
Office equipment	822	866
Leasehold improvements	466	464

	7,277	7,624
Less accumulated depreciation and amortization	(6,402)	(5,965)

	$875	$1,659

      Depreciation expense of property and equipment amounted to $876,000, $1,064,000 and $1,191,000 during the years ended June 30, 2003, 2002 and 2001, respectively.

NOTE 6 — CAPITALIZED SOFTWARE DEVELOPMENT COSTS

      Capitalized software development costs are fully amortized as of June 30, 2003 and 2002. Amortization expense of capitalized software amounted to $0, $184,000 and $554,000 during the years ended June 30, 2003, 2002 and 2001, respectively.

NOTE 7 — BORROWINGS

      ACE*COMM’s borrowings consist of the following (in thousands):

	June 30,

	2003	2002

Advances from the Loan and Security Agreement with Silicon Valley Bank at Bank prime plus 2%	$433	$—
Advances from equipment financing agreement with Silicon Valley Bank, principal plus interest (from 9.28% to 9.98%) due in monthly installments through September 2003	—	220

Total borrowings	433	220
Less current portion	(433)	(209)

Noncurrent portion	$—	$11

Lines of Credit

      ACE*COMM secured a new Loan and Security Agreement (the “Agreement” or “new Agreement”) with Silicon Valley Bank (the “Bank”) effective on July 2, 2002 replacing a previous accounts receivable purchase agreement with the Bank. Per the Agreement, ACE*COMM may borrow up to $3.5 million through the Bank’s approved borrowing base of eligible accounts receivables. The $3.5 million line has sublimits of $500 thousand for Letters of Credit and $1.25 million for Export Import Bank usage. The Bank will pay an advance rate of 80% of the eligible accounts receivables under the master line, and an advance rate of 90% of the eligible foreign accounts receivables under the Export Import Bank Sublimit line. The costs of this Agreement include an interest rate equal to the Bank’s prime rate plus 200 basis points per annum (with a minimum rate of 4.75% per annum) charged on the average daily balance of advances outstanding, payable monthly and calculated on a 360-day year basis; additionally ACE*COMM is required to pay certain costs and expenses of the Bank in administering the line. The Agreement has a minimum tangible net worth covenant which must be complied with on a monthly basis, the requirement for which was $5.0 million for the months July, 2002 through March, 2003 and $4.3 million, $3.9 million, and $4.8 million respectively for the months April through June, 2003. ACE*COMM’s obligations under the Agreement are secured by a security interest in all of ACE*COMM’s assets and intellectual property. Advances made to ACE*COMM are payable in full upon demand in the event of default under the agreement. As of June 30, 2003, there were outstanding borrowings of $0.43 million under this Agreement. The Agreement has a maturity date of August 11, 2004, at which time all obligations are due and payable in full unless, at the Bank’s discretion, the Agreement is to be renewed and payments against the outstanding amount owed continue in due course. As of September 16, 2003, there were outstanding borrowings of $220,000 under this agreement, and an eligible borrowing base of $275,000.

      On September 30, 2002, ACE*COMM had $0.147 million outstanding on an Equipment Financing Agreement (the “Equipment Agreement”) with the Bank, the principal of which was being paid monthly with an amortized payoff date of September 2003. ACE*COMM elected to draw against the new Agreement and pay the then outstanding amount due under the Equipment Agreement one year ahead of schedule in order to take advantage of the lower interest fees being charged under the new Agreement. The final amount paid on the Equipment Agreement included a payment equal to 6.5% of the value of the initial amount of each advance at the end of the financing period for that advance.

NOTE 8 — RETIREMENT PLAN

      ACE*COMM has a 401(k) plan available to employees the first full month after commencement of their employment, provided they are at least 21 years of age. ACE*COMM may make contributions to the plan at its discretion. Contributions expensed (forfeitures) by ACE*COMM during the years ended June 30, 2003, 2002, and 2001, were approximately ($47,000), ($25,000) and $141,000 respectively.

NOTE 9 — INCOME TAXES

      The primary components of ACE*COMM’s net deferred tax assets and liabilities are as follows (in thousands):

	June 30,

	2003	2002

Tax assets:
Allowance for doubtful accounts	$83	$230
Inventories	305	381
Accrued expenses	169	217
Net operating loss carryforwards	10,109	9,900
Tax credit carryforwards	26	256
Other	44	11

Gross deferred tax assets	10,736	10,995

Tax liabilities:
Income on contracts	(808)	(998)
Depreciation	(30)	(106)
Other	—	(10)

Gross deferred tax liabilities	(838)	(1,114)

Net deferred tax asset	9,898	9,881
Valuation allowance	(9,898)	(9,881)

Net deferred tax	$—	$—

      At June 30, 2003, ACE*COMM had net operating loss carryforwards available to offset future taxable income of approximately $26.6 million, which expire from 2006 through 2023. As of June 30, 2003, ACE*COMM also had a alternative minimum tax credit carryforward of approximately $26,000 available to reduce future tax liabilities. These tax credits do not expire.

      Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Based on historical net operating losses and no assurance that ACE*COMM will generate any earnings or any specific level of earnings in future years, ACE*COMM established a valuation allowance on the net deferred assets at June 30, 2003 and 2002. Approximately $5.2 million of the valuation allowance as of both June 30, 2003 and 2002, resulted from the tax benefit of non-qualified stock options that is included within the deferred tax benefit related to net operating loss carryforwards. When the related valuation allowance is released, the tax benefit will be credited directly to equity.

      In 2001, ACE*COMM paid income taxes of $9,000. There were no income taxes paid during 2002 or 2003.

NOTE 9 — INCOME TAXES, Continued

      The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision recorded for each year are as follows (in thousands):

	Years ended June 30,

	2003	2002	2001

Income tax (benefit) provision at statutory rate	$(674)	$(1,247)	$(2,355)
State income taxes net of Federal benefit	(78)	(228)	(266)
Nondeductible expenses	30	33	71
Change in valuation allowance	722	1,442	2,550

Actual (benefit) provision	$—	$—	$—

NOTE 10 — STOCKHOLDERS’ EQUITY

Employee Stock Purchase Plan

      In 1999, ACE*COMM adopted an Employee Stock Purchase Plan (the “Plan”) to provide a method whereby all employees have an opportunity to acquire a proprietary interest in ACE*COMM through the purchase of shares of common stock. The Plan is implemented through common stock offerings in consecutive offering periods, each constituting a calendar quarter. The option price of the common stock, purchased with payroll deductions made during an offering period, is the lower of 85% of the closing price of the common stock on the first eligible trading day of an offering period or 85% of the closing price of the common stock on the last eligible trading day of an offering period. The maximum number of shares of common stock, which may be issued under the Plan, is 480,000 shares. ACE*COMM issued 49,268, 67,932, and 47,924 shares of common stock under the plan in 2003, 2002, and 2001, respectively.

Stock Repurchases

      During fiscal 2002 and 2003, ACE*COMM repurchased a total of 48,872 shares of common stock at an average per share price of $0.84. During the year ended June 30, 2003, ACE*COMM repurchased 44,872 shares of common stock at an average share price of $0.82. The stock repurchase program expired on September 11, 2002.

Issuance of Common Stock

      In December 2002, a new strategic partner, Westlake Development Company, Inc. acquired 475,000 or 4.86% of ACE*COMM’s common stock at an aggregate purchase price of $475,000. Sales to Westlake during 2003 were $1.2 million. Billed accounts receivable due from Westlake as of June 30, 2003 was $426,000 and is included in the accounts receivable balance on the accompanying financial statements.

Stock Options

Amended and Restated Omnibus Stock Plan (“Omnibus Plan”)

      In connection with the Shareholder-approved Omnibus Plan, ACE*COMM may grant nonqualified and incentive stock options to officers and employees. The exercise price of each option granted under the Omnibus Plan is determined by the Compensation Committee, and is limited to a minimum of the fair market value of ACE*COMM’s Common Stock on the date of grant. The Omnibus Plan also provides for the issuance of restricted or unrestricted stock, stock appreciation rights and phantom stock options. ACE*COMM may grant options under the Omnibus Plan until September 2009.

      The terms of option grants and issuances of restricted stock, stock appreciation rights and phantom stock options, including vesting and exerciseability, are determined by the Compensation Committee of the Board of Directors. Options and phantom stock options granted to date vest either immediately or over a period of one

NOTE 10 — STOCKHOLDERS’ EQUITY, Continued

to eight years from the date of grant, subject to accelerated vesting in certain events such as a change of control, and expire upon the earlier of the employee’s termination or five or ten years from the date of grant. During the years ended June 30, 2003 and 2001, ACE*COMM did not grant any performance-based options. Certain options and phantom stock options granted in 2002 were further subject to accelerated vesting based on achievement of certain pre-determined performance goals. The pre-determined performance goals were not met for the year ended June 30, 2002. Vested options and phantom stock options become exercisable immediately upon vesting or within three years from the date of grant. As of June 30, 2003, 2002 and 2001, there were outstanding phantom stock options totaling 6,800, 27,800, and 7,882, respectively, and no restricted stock or stock appreciation rights had been granted. Compensation cost associated with the 2003, 2002, and 2001 phantom stock options was immaterial.

Amended and Restated Stock Option Plan for Directors and 2000 Stock Option Plan for Directors (“Directors’ Plan”)

      The Shareholder-approved Directors’ Plan provides for ACE*COMM to grant nonqualified stock options to non-employee members of ACE*COMM’s Board of Directors. The exercise price of each option granted under the Directors’ Plan is limited to a minimum of the fair market value of ACE*COMM’s Common Stock on the date of grant.

      Options granted to Directors subsequent to June 30, 1997, vest 3,000 shares each year from the date of grant. Options granted starting November 2000, vest 3,000 shares each year (4,000 shares in the case of the Chairman of the Audit Committee) from the date of grant. Options become exercisable immediately upon vesting. Options granted under the Directors’ Plan generally expire five years from date of grant.

NOTE 10 — STOCKHOLDERS’ EQUITY, Continued

      Information relating to all the plans is summarized as follows:

	Omnibus Plan		Directors’ Plan

		Weighted		Weighted
	Number	Avg. Share	Number	Avg. Share
	of Shares	Price	of Shares	Price

Outstanding Options at June 30, 2000	1,753,464	$5.02	98,500	$9.01

Granted	457,488	3.48	21,000	3.84
Exercised	(26,550)	5.42	(9,000)	1.55
Expired	(483,310)	4.36	—	—

Outstanding Options at June 30, 2001	1,701,092	4.79	110,500	8.19

Granted	707,169	1.33	9,000	1.22
Exercised	—	—	—	—
Expired	(864,682)	4.78	(35,500)	8.18

Outstanding Options at June 30, 2002	1,543,579	3.21	84,000	7.46

Granted	281,000	0.86	—	—
Exercised	—	—	—	—
Expired	(300,485)	2.29	(9,000)	17.50

Outstanding Options at June 30, 2003	1,524,094	2.96	75,000	6.25

Options exercisable at June 30, 2001	694,151	$5.49	51,836	$9.19

Options exercisable at June 30, 2002	627,297	$4.06	50,001	$9.08

Options exercisable at June 30, 2003	803,265	$3.64	62,000	$7.01

Options available for granting	955,962		170,000

      The following table summarizes information about stock options outstanding at June 30, 2003:

Options Outstanding				Options Exercisable

		Weighted-
		Average
	Number	Remaining	Weighted-	Number	Weighted-
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	at June 30, 2003	Life (yrs)	Exercise Price	at June 30, 2003	Exercise Price

$0.00 – $1.78	749,005	8.6	$1.16	255,461	$1.34
$1.79 – $3.55	274,144	6.9	2.05	218,909	2.06
$3.56 – $5.33	231,171	5.2	4.28	121,017	4.51
$5.34 – $7.10	246,949	5.5	6.51	205,767	6.53
$7.11 – $12.43	97,825	3.9	9.76	64,111	10.54

	1,599,094			865,265

NOTE 10 — STOCKHOLDERS’ EQUITY, Continued

Financial Accounting Standards No. 123

      ACE*COMM measures compensation expense for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. ACE*COMM recorded no compensation cost associated with stock options in 2003, 2002 and 2001.

      For the purposes of the pro forma amounts shown in Note 2, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model. The weighted-average assumptions included in ACE*COMM’s fair value calculations are as follows:

	2003	2002	2001

Expected life (years)	3	3 – 8	3 – 8
Risk-free interest rate	2%	5 – 6%	5 – 6%
Expected volatility	121%	106%	123%
Dividend yield	0%	0%	0%

      The weighted average fair value of stock options granted under the stock option plans during the years ended June 30, 2003, 2002 and 2001 was $0.41, $0.73, and $2.23 respectively.

NOTE 11 — EARNINGS PER SHARE

(in thousands, except per share amounts)

      The following is a reconciliation of the numerators and denominators of basic net (loss) income per common share (“Basic EPS”) and diluted net (loss) income per common share (“Diluted EPS”):

	Years ended June 30,

	2003	2002	2001

Basic EPS:
(Loss) income (numerator):
Net (loss) income available to common shareholders	$(1,982)	$(3,988)	$(6,927)

Shares (denominator):
Weighted average common shares	9,557	9,308	9,230

Basic EPS	$(0.21)	$(0.43)	$(0.75)

Diluted EPS:
(Loss) income (numerator):
Net (loss) income available to common stockholders	$(1,982)	$(3,988)	$(6,927)

Shares (denominator):
Weighted average common shares	9,557	9,308	9,230
Stock options*	—	—	—

Total weighted shares and equivalents	9,557	9,308	9,230

Diluted EPS	$(0.21)	$(0.43)	$(0.75)

*	Due to the loss incurred during the years ended June 30, 2003, 2002 and 2001 zero incremental shares related to stock options are included in the calculation of Diluted EPS because the effect would be antidilutive. The total number of potentially dilutive shares not included in the EPS calculation at June 30, 2003 due to antidilution was 82,762.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

      ACE*COMM has a $135,000 letter of credit arrangement with the Bank which guarantees ACE*COMM’s performance to its landlord. The letter of credit is secured by the Loan and Security Agreement with the Bank; the requirement will decrease annually beginning in November 2004 and continue to decrease annually through November 2007 to the amount of $91,932.

      ACE*COMM leases office space under non-cancelable operating leases. Lease terms range from four to seven years and include renewal options for additional periods. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Additionally, ACE*COMM leases equipment under operating leases that, in the aggregate, are not significant.

      ACE*COMM is committed for the payment of minimum rentals under operating lease agreements through the year 2009 in the following amounts (in thousands):

Year ending June 30,	Amount

2004	$653
2005	655
2006	658
2007	616
2008	618
2009	264

$3,464

      The total rental expense under operating leases was $629,000, $941,000, and $1,058,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

NOTE 13 — BUSINESS AND CREDIT CONCENTRATIONS

      ACE*COMM sells its products worldwide from its headquarters in Gaithersburg, Maryland. The following is a breakdown of ACE*COMM’s revenue by geographic area (in thousands):

	2003	2002	2001

U.S.	$6,049	$9,933	$14,792
Canada and Mexico	947	1,594	1,199
Asia	2,280	1,563	587
Europe: Germany	2,728	3,001	5,545
Europe: Other	370	416	656
South America	425	64	249
Africa and Middle East	995	1,523	1,151

Total revenue	$13,794	$18,094	$24,179

      During the years ended June 30, 2003 and 2002, one customer comprised 20% and 17% of total revenue. Another customer comprised 10%, 11% and 6%, respectively, of ACE*COMM’s total revenues during the years ended June 30, 2003, 2002, and 2001. Total revenues earned outside of the US represent 56% of total revenue earned for the year ended June 30, 2003.

      In addition, five customers represented approximately 77% of ACE*COMM’s gross accounts receivable balances as of June 30, 2003. A single customer accounted for 31% of the gross accounts receivable balance at June 30, 2003. To reduce credit risk, ACE*COMM conducts ongoing credit evaluations of its customers and, based upon the results of those evaluations, requires letters of credit or other pre-payment arrangements. ACE*COMM maintains accounts receivable allowances to provide for potential credit losses.

NOTE 14 — SUBSEQUENT EVENTS

      On September 12, 2003, ACE*COMM entered into an Agreement and Plan of Merger with i3 Mobile, Inc., a Delaware corporation, pursuant to which ACE*COMM has agreed to acquire i3. The acquisition is to be effected through the issuance of a to-be-determined number of shares of ACE*COMM common stock in exchange for each share of common stock of i3 outstanding immediately prior to the consummation of the transaction and the assumption of i3’s outstanding stock options and warrants based on such exchange ratio. The exchange ratio will be based on a formula valuing ACE*COMM’s common stock at market value at the time of mailing of the proxy statement, less a discount, and valuing i3 at an amount equal to its cash, net of specified liabilities and commitments at the mailing date. The consummation of the transaction is subject to the approval of the shareholders of i3 and ACE*COMM, as well as customary closing conditions.

      If consummated, the Company will account for the Merger as a financing transaction and in doing so record the issuance of its common stock at fair value and i3 Mobile’s cash on hand and liabilities assumed. Because i3 Mobile ceased all revenue producing operations in March 2003 and the Company has no intention to revive i3 Mobile’s business subsequent to the Merger, the Merger does not possess the characteristics of a business combination found in both Regulation S-X and Financial Accounting Standard No. 141, Business Combinations.

Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to	Recoveries		Balance at
	Beginning	Costs and	of Prior		End of
Description	of Period	Expenses	Write-offs	Write-offs	Period

Year ended June 30, 2003:
Allowance for doubtful accounts	$605,000	$120,000	$13,491	$520,781	$218,060
Reserve for obsolete inventory	$194,154	$120,000	$—	$120,437	$193,717

Year ended June 30, 2002:
Allowance for doubtful accounts	$497,000	$701,000		$593,000	$605,000
Reserve for obsolete inventory	$204,183	$160,000	$—	$170,029	$194,154

Year ended June 30, 2001:
Allowance for doubtful accounts	$469,000	$812,000	$13,000	$797,000	$497,000
Reserve for obsolete inventory	$187,354	$455,000	$—	$438,171	$204,183