Form 10-K/A
period 2003-06-30
ACE COMM CORP
filed 2003-11-14
CIK 1017526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

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
YES [X]     NO [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [  ]

     As of September 16, 2003, the aggregate market value of the Common Stock held by non-affiliates of the registrant (i.e. persons who are not directors, officers or affiliated therewith) was approximately $14.6 million (7,796,840 shares of Common Stock at a closing price on the Nasdaq National Market of $1.87 on such date). Outstanding as of September 16, 2003 were 9,818,356 shares of Common Stock.

Explanatory Note:

This amendment to ACE*COMM Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 29, 2003, is filed to resubmit Exhibits 31.1 and 31.2. A portion of the text of the exhibits, as originally submitted, appears to have been lost during the Edgarization process, even though the same text does appear in the printed versions of the Company’s Form 10-K, which was generated from the same printer’s proof. The Company has made no further changes to its Annual Report on Form 10-K filed with the SEC on September 29, 2003.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE*COMM CORPORATION

By: /s/Steven R. Delmar
Steven R. Delmar
Chief Financial Officer

Date: November 14, 2003

EXHIBIT INDEX

                                                            The following exhibits are filed as part of this report.

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer