Form 10-Q
period 2003-09-30
ACE COMM CORP
filed 2003-11-14
CIK 1017526

As filed with the Securities and Exchange Commission on November 14, 2003

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

Number of shares of Common Stock outstanding as of November 3, 2003 was 9,830,784

ACE*COMM CORPORATION
INDEX

Part I - Financial Information
Item 1.	Financial Statements
	Balance Sheets as of September 30, 2003 (Unaudited) and June 30, 2003	3
	Statements of Operations (Unaudited) for the three months ended September 30, 2003 and 2002	4
	Statements of Cash Flows (Unaudited) for the three months ended September 30, 2003 and 2002	5
	Notes to Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	9
Item 3	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4	Controls and Procedures	18
Part II - Other Information
Item 6.	Exhibits and Reports on Form 8-K	18
Signatures		18
Certifications

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ACE*COMM CORPORATION
BALANCE SHEETS
(in thousands)

	September 30,	June 30,
	2003	2003

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$504	$1,570
Accounts receivable, net	4,444	4,825
Inventories, net	737	700
Prepaid expenses and other	319	265

Total current assets	6,004	7,360
Property and equipment, net	704	875
Other assets	9	9

Total assets	$6,717	$8,244

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings on line of credit	$321	$433
Accounts payable	550	636
Accrued expenses	247	341
Accrued compensation	514	706
Deferred revenue	1,232	1,303

Total current liabilities	2,864	3,419

Total liabilities	2,864	3,419

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 45,000,000 shares authorized, 9,818,356 and 9,807,440 shares issued and outstanding	98	98
Additional paid-in capital	21,941	21,933
Accumulated deficit	(18,186)	(17,206)

Total stockholders’ equity	3,853	4,825

Total liabilities and stockholders’ equity	$6,717	$8,244

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the three months ended
	September 30,

	2003	2002
	(Unaudited)	(Unaudited)

Revenue	$2,464	$4,091
Cost of revenue	1,539	1,773

Gross profit	925	2,318
Selling, general and administrative expenses	1,768	2,182
Research and development expenses	129	38

Income (loss) from operations	(972)	98
Interest (income) expense	8	7

Income (loss) before income tax provision	(980)	91
Income tax provision	—	—

Net income (loss)	$(980)	$91

Basic net income (loss) per share	$(0.10)	$0.01

Diluted net income (loss) per share	$(0.10)	$0.01

Shares used in computing net income (loss) per share:
Basic	9,818	9,323

Diluted	9,818	9,323

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended
	September 30,

	2003	2002
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net (loss) income	$(980)	$91
Adjustments to reconcile net (loss) income to net cash used for by operating activities:
Depreciation and amortization	181	239
Provision for doubtful accounts	60	30
Changes in operating assets and liabilities:
Accounts receivable	321	(1,450)
Inventories, net	(37)	80
Prepaid expenses and other assets	(54)	5
Accounts payable	(86)	(196)
Accrued liabilities	(286)	(254)
Deferred revenue	(71)	(290)
Other liabilities	—	(20)

Net cash used for by operating activities	(952)	(1,765)

Cash flows used for investing activities:
Purchases of property and equipment	(10)	(81)

Cash flows from financing activities:
Net (payments) borrowings on line of credit	(112)	934
Repurchase of common stock	—	(36)
Proceeds from employee stock purchase plan	8	10

Net cash (used for) provided by financing activities	(104)	908

Net decrease in cash and cash equivalents	(1,066)	(938)
Cash and cash equivalents, beginning of period	1,570	3,530

Cash and cash equivalents, end of period	$504	$2,592

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12	$13
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared by ACE*COMM Corporation (the “Company”) in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

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

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Adoption is not expected to have a material impact on the Company’s financial statements.

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

Stock Based Compensation

The Company generally applies Accounting Principles Board (APB) Opinion No. 25, ''Accounting for Stock Issued to Employees’’, and related interpretations in accounting for stock options and presents pro forma net income and earnings per share data as if the accounting prescribed by Statement of Financial Accounting Standards No. 123, ''Accounting for Stock Based Compensation’’ had been applied. The Company also applies the provisions of FIN 44, “Accounting for Certain Transactions Involving Stock Compensation”, as required when modifications and other provisions cause the application of variable accounting which calls for the periodic measurement of compensation expense based on the difference in the exercise price and the underlying value of the related stock.

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net (loss) income and basic and diluted net (loss) income per common share would have been changed to the following pro forma amounts:

	Three months ended September 30,
	(in thousands, except per share amounts)
	2003	2002

Net (loss) income	$(980)	$91
Add: Total stock-based compensation expense reported in net loss	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards*	(133)	(382)
Pro forma net loss	$(1,113)	$(291)

Earnings per share:
Basic and diluted – as reported	$(0.10)	$0.01
Basic and diluted – pro forma	$(0.11)	$(0.03)
Weighted average shares:
Weighted average common shares outstanding - Basic	9,818	9,323
Weighted average common shares outstanding - Diluted	9,818	9,323

*All awards refers to awards granted, modified or settled in fiscal periods beginning after December 15, 1994 – awards for which the fair value was required to be measured under Statement 123.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	September 30,	June 30,
	2003	2003

Billed receivables	$3,108	$2,914
Unbilled receivables	1,613	2,129
Allowance for doubtful accounts	(277)	(218)

	$4,444	$4,825

     Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. The Company recorded a provision for doubtful accounts of $60,000 and $30,000 during the three month period ended, September 30, 2003 and 2002. Included in billed receivables at September 30, 2003 are balances due from three international customers comprising 28%, 17%, and 10%, respectively, of the total balance. One of these customers also comprises 42% of unbilled receivables at September 30, 2003.

NOTE 3 – STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2003, the Company issued 10,916 shares of common stock under the Employee Stock Purchase Plan and there were no exercises of stock options issued under the Omnibus Stock Plan.

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

NOTE 5 – SUBSEQUENT EVENTS

On September 12, 2003, ACE*COMM entered into an Agreement and Plan of Merger with i3 Mobile, Inc., a Delaware corporation, pursuant to which ACE*COMM has agreed to acquire i3. The acquisition is to be effected through the issuance of approximately 3.8 million shares of ACE*COMM common stock in exchange for each share of common stock of i3 outstanding immediately prior to the consummation of the transaction and the assumption of i3’s outstanding stock options and warrants based on such exchange ratio. The exchange ratio of 0.1876 shares of ACE*COMM common stock for each share of outstanding i3 common stock is based on a formula valuing ACE*COMM’s common stock at market value at the time of mailing of the proxy statement, less a discount, and valuing i3 at an amount equal to its cash, net of specified liabilities and commitments at the mailing date. The consummation of the transaction is subject to the approval of the shareholders of i3 and ACE*COMM at shareholder meetings on December 5, 2003, as well as customary closing conditions.

If consummated, the Company will account for the Merger as a financing transaction and in doing so record the issuance of its common stock at the negotiated value and i3 Mobile’s cash on hand and liabilities assumed. Because i3 Mobile ceased all revenue producing operations in March 2003 and the Company has no intention to revive i3 Mobile’s business subsequent to the Merger, the Merger does not possess the characteristics of a business combination found in both Regulation S-X and Financial Accounting Standard No. 141, Business Combinations, and EITF Issue 98-3 Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. As such, no goodwill will result from this transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company, some or all of which may involve risk and uncertainty. ACE*COMM often introduces a forward-looking statement by such words as “anticipate,” “plan,” “projects,” “continuing,” “ongoing,” “expects,” “management (or the Company) believes,” or “intend.” Investors should not place undue reliance on these forward-looking statements, which involve estimates, assumptions, risks and uncertainties that could cause actual results to vary materially from those expressed in this Report or from those indicated by one or more forward-looking statements. The forward-looking statements speak only as of the date on which they were made, and the Company undertakes no obligation to update any of the forward-looking statements. In evaluating forward-looking statements, the risks and uncertainties investors should specifically consider include, but are not limited to, demand levels in the relevant markets for the Company’s products, the ability of the Company’s customers to make timely payment for purchases of its products and services, the risk of additional losses on accounts receivable, success in marketing the Company’s products and services internationally, the effectiveness of cost containment strategies, as well as the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and in subsequent reports filed with the Securities and Exchange Commission, including the matters set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Additional Factors Affecting Future Operating Results,” as well as others matters presented in this Report.

Overview

ACE*COMM delivers enterprise telemanagement applications and advanced Convergent Mediation™ solutions to wired and wireless voice, data, and Internet communications providers. ACE*COMM’s solutions are tailored to each customer’s needs and consist of hardware, software and related services that enable the capture, security, validation, correlation, augmentation, and warehousing of data from network elements and the distribution of this data in appropriate formats to OSS (“Operations Support Systems”) and BSS (“Business Support Systems”) operations. ACE*COMM’s solutions also provide for centralized management and security of enterprise networks.

ACE*COMM derives revenues primarily from the sale of its products, including hardware and software, and related services. ACE*COMM enters into formal arrangements that provide for single or multiple deliverables of hardware, software and services. These arrangements are formalized by either a simple purchase order or by more complex contracts such as development, reseller or master agreements. These arrangements are generally U.S. dollar denominated and typically have an aggregate value of several thousand to several million dollars and vary in length from 30 days to several years, as in the case of master agreements. Agreements spanning several years are normally implemented in smaller statements of work or orders that are typically deliverable within three to twelve months. Our customers, including resellers, do not possess the right of return or exchange.

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

When an agreement provides for significant modification or customization of software, or when ACE*COMM system integration and product development are essential to the functionality of the software, revenues related to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis. Any hardware or post-contract customer support provided for under the terms of the agreement is unbundled. Hardware revenue is recognized upon delivery, which usually occurs upon transfer of title, and post-contract customer support is recognized ratably over the term of the arrangement.

Most of ACE*COMM’s professional services are delivered in conjunction with ACE*COMM’s solutions and are sometimes essential to the functionality of other elements of the arrangement. However, ACE*COMM does sell unbundled services; and, in these instances, ACE*COMM generally recognizes revenue as the services are performed.

Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During the three months ended September 30, 2003, ACE*COMM had five customers generating $150,000 or more in revenue during the period (“Major Customers”) representing approximately 49% of total revenue. ACE*COMM’s largest customer during the three months ended September 30, 2003, was Northrop Grumman, an international systems integrator whose purchases represented approximately 16% of total revenue. During the three months ended September 30, 2002, ACE*COMM had seven Major Customers representing approximately 79% of total revenue. ACE*COMM’s largest customer during the three months ended September 30, 2002, was the European branch of a global engineering and electronics company whose purchases represented approximately 25% of total revenue. The average revenue earned per Major Customer was $242 thousand and $463 thousand, respectively, for the three months ended September 30, 2003 and 2002.

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

ACE*COMM has been and continues to be focused on streamlining the organization to meet its objectives, conserve cash and control expenses. During the past three fiscal years the number of full time employees has been reduced by approximately 53%. This reduction was designed to reduce costs without materially impacting ACE*COMM’s ability to maintain its historical levels of customer involvement and technological innovation, especially in areas of focus such as China. Additionally, ACE*COMM has significantly reduced other operating expenses such as rent, travel, consulting and professional fees. The result of these cost reduction measures has been a significant decline in the amount of the losses sustained in each of the last three fiscal years.

Recently, ACE*COMM entered into an Agreement and Plan of Merger with i3 Mobile, Inc. under which ACE*COMM has agreed to acquire i3. The acquisition is to be effected through the issuance of approximately 3.8 million of shares of ACE*COMM’s common stock in exchange for each share of common stock of i3 Mobile outstanding immediately prior to the consummation of the transaction. The exchange ratio of 0.1876 shares of ACE*COMM common stock for each outstanding share of i3 common stock is based on a formula valuing ACE*COMM’s common stock at market value at the time of mailing of the proxy statement, less a discount, and valuing i3 Mobile at an amount equal to its cash, net of specified liabilities and commitments at the mailing date. The consummation of the transaction is subject to the approval of the shareholders of i3 Mobile and ACE*COMM scheduled for December 5, 2003, as well as customary closing conditions.

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

Critical Accounting Policies

ACE*COMM’s significant accounting policies are more fully described in the notes to the financial statements included in its most recent Form 10-K filing. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations or require the application of significant judgment by our management. The following is a brief discussion of these critical accounting policies:

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

     Allowance for Bad Debts

The allowance for doubtful accounts is established through a charge to general and administrative expenses. This allowance is for estimated losses resulting from the inability of our customers to make required payments. It is an estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer, age of the receivable balance, individually and in aggregate, and current economic conditions that may affect a customer’s ability to pay. The use of different estimates or assumptions could produce different allowance balances. Our customer base is highly concentrated in the telecommunications and Internet service provider industries. Several of the leading companies in these industries have filed for bankruptcy. In addition, we have experienced delays in receiving payment from certain of our international customers. If collection is not probable at the time the transaction is consummated, we do not recognize revenue until cash collection. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Results of Operations

The following table shows the percentage of revenue of certain items from ACE*COMM’s statements of operations:

	For the three months ended
	September 30,

	2003	2002

Revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	62.5%	43.4%
Selling, general and administrative expenses	71.8%	52.6%
Research and development expenses	5.2%	0.9%
Income (loss) from operations	(39.4)%	2.4%
Net interest (income) expense	0.3%	0.2%

Income (loss) before income tax provision	(39.8)%	2.2%
Income tax provision	0.0%	0.0%

Net income (loss)	(39.8)%	2.2%

Revenue

Revenue for the three months ended September 30, 2003 (“first quarter of fiscal year 2004”) and September 30, 2002, were $2.5 million and $4.1 million, respectively, reflecting a decrease of $1.6 million or 40%.

Revenue growth depends, in part, on the overall demand for ACE*COMM’s product-based solutions. Because ACE*COMM’s sales are primarily to telecommunication and Internet service providers and enterprises, its ability to generate revenue also depends on specific conditions affecting those providers and on general economic conditions. The decrease in revenue during the three months ended September 30, 2003, from the prior corresponding period, reflects continuing weak industry-specific and general economic conditions.

Revenue from sales to telecommunications and Internet service providers decreased 26.8% from $1.5 million to $1.1 million for the three months ended September 30, 2003, and represented 43.1% of total revenue. This decline is primarily the result of the completion of delivery orders in the previous year’s quarter that we did not replace in the current quarter Revenue from sales to enterprises decreased 47.2% from $2.6 million to $1.4 million for the three months ended September 30, 2003 and represented approximately 56.5% of total revenue. The decline in enterprise revenues was primarily attributable to a decline in repeat business and new projects from existing customers who completed current projects prior to authorizing additional work.

Backlog was $9.4 million as of September 30, 2003, compared to $4.3 million as of June 30, 2003. ACE*COMM defines backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services generally within one year. ACE*COMM has experienced fluctuations in its backlog at various times. It anticipates that approximately $5.0 million of the backlog at September 30, 2003, will be recognized during fiscal year 2004. The increase in backlog is primarily the result of the receipt of orders from Giza Systems for ongoing projects in the Middle East and from four new enterprise customers. Although ACE*COMM believes that its entire backlog consists of firm orders, ACE*COMM’s backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the contracting process.

Cost of Revenue

ACE*COMM’s cost of revenue consists primarily of direct labor costs, direct material costs and allocable indirect costs. The expenses for services provided by certain alliance partners in connection with the installation and integration of ACE*COMM’s products may also be included.

Cost of revenue was $1.5 million and $1.8 million, respectively, for the three months ended September 30, 2003 and 2002, representing 62.5% and 43.4% of total revenue for each period, respectively. Cost of revenue decreased $234 thousand, or

13.2%, during the three months ended September 30, 2003, as compared to the prior corresponding period, reflecting a decrease in labor related costs, as ACE*COMM decreased staffing levels in response to the continuing decline for ACE*COMM’s products within the telecommunications sector. The increase in cost of revenues as a percentage of revenue is attributable to the decrease in revenues and that some costs are fixed in nature.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of costs to support ACE*COMM’s sales and administrative functions. Sales expenses consist primarily of salary, commission, travel, trade show, bid and proposal, and other related selling and marketing expenses required to sell ACE*COMM’s product-based solutions to target markets. General and administrative expenses consist of unallocated costs related to information systems infrastructure, facilities, finance and accounting, legal, human resources and corporate management.

SG&A expenses were $1.8 million and $2.2 million, respectively, during the three months ended September 30, 2003 and 2002, representing 71.8% and 52.6% of total revenue for each period, respectively. SG&A expenses decreased $414 thousand or 19.0% in the three months ended September 30, 2003 as compared to the comparable quarter in the prior year. This decrease is primarily the result of a continued focus to reduce expenses and a reduction in indirect labor, which includes Company, and employee initiated reductions in personnel and personnel costs.

Research and Development Expenses

Research and development expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of ACE*COMM’s product-based solutions.

Research and development expenses were $129 thousand and $38 thousand during the three months ended September 30, 2003 and 2002, respectively, and represented 5.2% and 0.9% of total revenue for each period, respectively. Research and development expenses decreased $91 thousand or 239.5% during the three months ended September 30, 2003, as compared to the prior corresponding period primarily due to an increase in resources applied to research and development such as our NetPlus 6 software for our enterprise customers. We have not capitalized software development costs as they are generally incurred prior to technological feasibility having been achieved. ACE*COMM expects that R&D expenses will increase from the current level throughout fiscal 2004.

Liquidity and Capital Resources

As of September 30 and June 30, 2003, ACE*COMM’s primary sources of liquidity were cash and cash equivalents of $504 thousand and $1.6 million, respectively. Cash and cash equivalents decreased by 67.9% from June 30 to September 30, 2003, and comprised 7.5% and 19.0% of total assets as of September 30 and June 30, 2003, respectively. The decline in cash and cash equivalents is primarily the result of the net loss for the quarter.

Working capital was $3.1 million at September 30, 2003, as compared to $3.9 million at June 30, 2003. Working capital decreased $0.8 million or 20.3% during the three months ended September 30, 2003, primarily as a result of operating losses. Net receivables decreased by $381,000, largely reflecting the decline in revenues during the quarter. Included in billed receivables at September 30, 2003 are balances due from three international customers comprising 28%, 17%, and 10%, respectively, of the total balance. One of these customers also comprises 42% of unbilled receivables at September 30, 2003.

ACE*COMM recognized a net provision for doubtful accounts of $60 thousand and $30 thousand during the three months ended September 30, 2003 and 2002, respectively. ACE*COMM expects that international telecommunication and internet service providers will continue to take longer to make payments during fiscal 2004.

ACE*COMM’s operating activities used $952 thousand and $1.8 million in cash during the three months ended September 30, 2003 and 2002, respectively. The changes between periods in cash flows from operating activities are primarily the result of the change in net loss between the periods and changes in accounts receivable and accounts payable balances, which fluctuate relative to the timing and volume of ACE*COMM’s revenue.

Net cash used for investing activities was $10 thousand and $81 thousand, respectively, during the three months ended September 30, 2003 and 2002. The decrease in cash outflows for investing activities during these periods is due largely to the completion of a Company-wide software upgrade to existing computer equipment.

ACE*COMM’s financing activities used cash of $104 thousand and provided cash of $908 thousand during the three months ended September 30, 2003 and 2002, respectively. ACE*COMM incurred negative cash flows from financing activities during the three months ended September 30, 2003, as a result of net cash used to make payment on its line of credit.

ACE*COMM has the ability to borrow up to $3.5 million under its Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (the “Bank”). As of September 30, 2003, there were borrowings of $321 thousand outstanding under this Agreement. The amount outstanding bears interest at the Bank’s prime rate plus 2 percent per annum, but no less than 4.75%. As of September 30, 2003, the interest rate being charged to ACE*COMM was 6.75% and available borrowing capacity was $456 thousand. Financial covenants under the Agreement with the Bank require ACE*COMM to maintain a certain minimum tangible net worth and cash balance. As of September 30, 2003 ACE*COMM was not in compliance with these covenants. The Bank has agreed to waive the covenant requirements for September 30, 2003, and also has agreed to amend the covenant requirements for the remainder of the current fiscal year. All other terms of the agreement remain the same.

Letters of Credit. Under the terms of its office lease, ACE*COMM maintains a letter of credit under its line of credit with the Bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by ACE*COMM. The letter of credit required under the lease for the majority of fiscal year 2004 is $135 thousand and decreases annually through fiscal year 2008 to $92 thousand. As of the date of this filing, ACE*COMM was not subject to any draw against this letter of credit by the landlord.

Additionally, ACE*COMM maintains a letter of credit under its line of credit with the Bank per the lease terms for its Canadian office. This letter of credit also names the landlord as the sole beneficiary and may be drawn on by the landlord in the event of a monetary default by ACE*COMM. The letter of credit required under the Canadian lease for the life of the lease (through June 30, 2006) is $28 thousand. As of the date of this filing, ACE*COMM was not subject to any draw against this letter of credit by the landlord.

ACE*COMM also maintains other customer related letters of credit issued by the Bank to support specific terms and conditions of customer orders. The aggregate of these customer related letters of credit total approximately $500 thousand at September 30, 2003 and they, too, are secured under ACE*COMM’s line of credit with the Bank.

ACE*COMM is continuing to manage its expenses to conserve cash and maintain adequate liquidity. It has no significant commitments for capital expenditures at September 30, 2003. ACE*COMM believes that existing cash balances, cash flow from operations, and the availability of credit under its agreement with the Bank will support ACE*COMM’s working capital requirements for the next twelve months, based on ACE*COMM’s current expectations as to anticipated revenue, expenses and cash flow. We expect the merger with i3 Mobile, if consummated, to have a significant positive impact on liquidity by providing an estimated $7.5 million in cash to ACE*COMM.

The following table summarizes our contractual obligations and commitments as of September 30, 2003 and the effect such commitments could have on our liquidity and cash flows in future periods.

	Payments Due by Period
	(amounts in thousands)

		Less than 1			After 5
Contractual Obligation	Total	year	1-3 years	4-5 years	years

Operating Leases	$3,449	$624	$1,298	$1,368	$159

ACE*COMM has commercial commitments of a $3.5 million accounts receivable backed line of credit that expires August 10, 2004 $321 thousand was outstanding as of September 30, 2003. ACE*COMM also has issued standby letters of credit for security deposits for office space and to guarantee service contracts and is summarized in the following table. The standby letters of credit have a one-year term and renew annually.

	Amount of Commitment Expiration Per Period

	Total
	Amounts	Less than 1			Over 5
Other Commercial Commitments	Committed	year	1-3 years	4-5 years	years

Standby Letters of Credit	$541,807	$541,807	$—	$—	$—

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

The following items are representative of the risks, uncertainties and assumptions that could affect the outcome of the forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

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

There were no significant changes made in ACE*COMM’s internal controls over financial reporting that occurred during ACE*COMM’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, ACE*COMM’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 3	By-laws of ACE*COMM as amended to date.

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

      During the period covered by this report, ACE*COMM filed the following reports on Form 8-K:

Date Filed	Item Reported On

August 5, 2003	On August 5, 2003, ACE*COMM Corporation issued a press release announcing entering into the Letter of Intent between i3 Mobile, Inc. and ACE*COMM Corporation.

September 17, 2003	On September 17, 2003, ACE*COMM Corporation issued a press release announcing entering into the Agreement and Plan of Merger by and among ACE*COMM Corporation, Ace Acquisition Corporation and i3 Mobile, Inc. and announcing the financial results for the fourth quarter of fiscal year 2003, which ended June 30, 2003.

November 7, 2003	On November 5, 2003, ACE*COMM Corporation issued a press release announcing it financial results for the first quarter of fiscal 2004, which ended on September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE*COMM CORPORATION

DATE November 14, 2003	By	/s/ George T. Jimenez

George T. Jimenez
Chief Executive Officer

/s/ Steven R. Delmar
Steven R. Delmar
Chief Financial Officer
(Principal Financial Officer)