Form 10-Q
period 2003-12-31
ACE COMM CORP
filed 2004-02-10
CIK 1017526

As filed with the Securities and Exchange Commission on February 10, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number 0-21059

ACE*COMM CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-1283030

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer ID Number)

704 Quince Orchard Road, Gaithersburg, MD (Address of Principal Executive Offices)	20878 (Zip Code)

301-721-3000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

     The number of shares of Common Stock outstanding as of December 31, 2003 was 13,719,191.

ACE*COMM CORPORATION
INDEX

Part I — Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of December 31, 2003
	(Unaudited) and June 30, 2003	3

	Consolidated Statements of Operations (Unaudited) for the three
	and six months ended December 31, 2003 and 2002	4

	Consolidated Statements of Cash Flows (Unaudited) for the
	six months ended December 31, 2003 and 2002	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Results of
	Operations and Financial Condition	8

Item 3	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4	Controls and Procedures	17

Part II — Other Information

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		19

Certifications

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ACE*COMM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	June 30,
	2003	2003
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$6,564	$1,570
Accounts receivable, net	4,428	4,825
Inventories, net	791	700
Prepaid expenses and other	310	265

Total current assets	12,093	7,360
Property and equipment, net	545	875
Other assets	—	9

Total assets	$12,638	$8,244

Liabilities and Stockholders’ Equity

Current liabilities:
Borrowings	$840	$433
Accounts payable	956	636
Accrued expenses	1,027	341
Accrued compensation	480	706
Deferred revenue	1,039	1,303

Total liabilities	4,342	3,419

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 45,000,000 shares authorized, 13,719,191and 9,807,440 shares issued and outstanding	137	98
Additional paid-in capital	27,862	21,933
Accumulated deficit	(19,703)	(17,206)

Total stockholders’ equity	8,296	4,825

Total liabilities and stockholders’ equity	$12,638	$8,244

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$2,414	$4,071	$4,879	$8,162
Cost of revenue	1,718	1,871	3,287	3,644

Gross profit	696	2,200	1,592	4,518
Selling, general, and administrative	2,112	2,058	3,850	4,240
Research and development	92	55	222	93

(Loss) income from operations	(1,508)	87	(2,480)	185
Interest expense	(9)	(6)	(17)	(13)

(Loss) income before income taxes	(1,517)	81	(2,497)	172
Benefit for income taxes	—	—	—	—

Net (loss) income	$(1,517)	$81	$(2,497)	$172

Basic net (loss) income per share	$(.14)	$0.01	$(.24)	$0.02

Diluted net (loss) income per share	$(.14)	$0.01	$(.24)	$0.02

Shares used in computing net (loss) income per share:
Basic	10,995	9,311	10,407	9,317

Diluted	10,995	9,334	10,407	9,329

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended
	December 31,
	2003	2002
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(2,497)	$172
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation and amortization	340	469
Provision for doubtful accounts	90	60
Gain on disposal of property and equipment	—	1
Changes in operating assets and liabilities, net of effect of merger:
Accounts receivable	307	(1,437)
Inventories, net	(91)	220
Prepaid expenses and other assets	(36)	(97)
Accounts payable	320	37
Accrued liabilities	460	(436)
Deferred revenue	(264)	(175)
Other liabilities	—	(33)

Net cash used for operating activities	(1,371)	(1,219)

Cash flows used for investing activities:
Purchases of property and equipment	(10)	(121)

Cash flows from financing activities:
Net borrowing on line of credit	407	930
Repurchase of common stock	—	(36)
Proceeds from employee stock purchase plan	20	18
Net proceeds from common stock issued	5,948	475

Net cash provided by financing activities	6,375	1,387

Net increase in cash and cash equivalents	4,994	47
Cash and cash equivalents, beginning of period	1,570	3,530

Cash and cash equivalents, end of period	$6,564	$3,577

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$25	$22
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by ACE*COMM Corporation (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. Accordingly, certain information and footnotes required by US GAAP for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying financial statements include: management’s forecasts of contract costs and progress toward completion, which are used to determine revenue recognition under the percentage-of-completion method; estimates of allowances for doubtful accounts receivable and inventory obsolescence; and tax valuation allowances.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. Application of FIN 46, as revised in December 2003, is required for financial statements of public entities that have interest in variable interest entities, or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company does not expect the adoption of FIN 46 to have a material effect on its financial statements.

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net (loss) income and basic and diluted net (loss) income per common share would have been changed to the following pro forma amounts:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net (loss) income	$(1,517)	$81	$(2,497)	$172
Add: Total stock-based compensation expense reported in net loss	—	—	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards*	(214)	(204)	(347)	(586)

Pro forma net loss	$(1,731)	$(123)	$(2,844)	$(414)

Earnings per share basic and diluted:
As reported	$(0.14)	$0.01	$(0.24)	$0.02
Pro forma	$(0.16)	$(0.01)	$(0.27)	$(0.04)

Weighted average common shares outstanding:
Basic	10,995	9,311	10,407	9,317
Diluted	10,995	9,334	10,407	9,329

*All awards refers to awards granted, modified or settled in fiscal periods beginning after December 15, 1994 — awards for which the fair value was required to be measured under Statement 123.

NOTE 2 — ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in thousands):

	December 31,	June 30,
	2003	2003
Billed receivables	$3,704	$2,914
Unbilled receivables	1,010	2,129
Allowance for doubtful accounts	(286)	(218)

	$4,428	$4,825

Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. At December 31, 2003, approximately 47% of the Company’s billed accounts receivable was older than ninety days and was primarily comprised of international customers. The Company recorded a provision for doubtful accounts of $90 and $60 during the six month periods ended, December 31, 2003 and 2002. Included in billed receivables at December 31, 2003 are balances due from three international customers comprising 26.4%, 10.7% and 10.0%, respectively, of the total balances. One of these customers also comprises 9.4% of unbilled receivables at December 31, 2003.

NOTE 3 — STOCKHOLDERS’ EQUITY AND MERGER

During the six months ended December 31, 2003, the Company issued 23,344 shares of common stock under the Employee Stock Purchase Plan, 17,383 shares of common stock from the exercise of stock warrants, 118,188 shares of common stock through the exercise of stock options issued under the Omnibus Stock Plan and 3,772,836 share in conjunction with the merger with i3 Mobile, Inc.

During the three months ended December 31, 2003, the Company repurchased 20,000 shares of common stock from a former executive officer at $2.40 per share.

During the twelve month period ending on September 16, 2002, the Company conducted a Stock Repurchase program repurchasing a total of 48,872 shares of common stock at an average per share price of $0.84.

On December 5, 2003, after several months of negotiations, and due diligence, ACE*COMM consummated its acquisition of i3 Mobile, Inc. under a merger agreement executed in September 2003. The acquisition was effected through the issuance of approximately 3.8 million of shares of ACE*COMM’s common stock based on a formula valuing ACE*COMM’s common stock at market value at the time of mailing of the proxy statement, less a discount, and valuing i3 Mobile at an amount equal to its cash, net of specified liabilities and commitments at the mailing date.

ACE*COMM accounted for the Merger as a financing transaction and in doing so recorded the issuance of its common stock at the negotiated value and i3Mobile’s cash on hand and liabilities assumed. Because i3 Mobile ceased all revenue producing operations in March 2003 and the Company has no intention to revive i3 Mobile’s business subsequent to the Merger, the Merger does not possess the characteristics of a business combination found in Regulation S-X and Financial Accounting Standard No. 141, Business Combinations, and EITF Issue 98-3 Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets of a Business. As such, no goodwill resulted from this transaction.

The following table summarizes the assets and liabilities recorded in connection with the merger:

December 5,
2003
Current assets	$8,544,000
Cash and cash equivalents	30,000
Prepaid expenses and other current assets	30,000

Total assets	$8,574,000

Current liabilities
Accounts payable	$1,536,000
Accrued liabilities	794,000

Total liabilities	$2,330,000

NOTE 4 — INCOME TAXES

The Company is in a net operating loss carry forward position. A valuation allowance offsets all net deferred tax assets.

NOTE 5 — SUBSEQUENT EVENTS

On January 28, 2004, ACE*COMM announced the purchase of the assets of Intasys Billing Technologies from Mamma.com. The Company will pay $1.48 million plus an additional amount of up to $250,000 based upon an earn out for the intellectual property, customers, and fixed assets of Intasys. The transaction is expected to close in February.

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

Overview

ACE*COMM delivers enterprise telemanagement applications and advanced Convergent Mediation™ solutions to wired and wireless voice, data, and Internet communications providers. ACE*COMM’s solutions are tailored to each customer’s needs and consist of hardware, software and related services that enable the capture, security, validation, correlation, augmentation, and warehousing of data from network elements and the distribution of this data in appropriate formats to OSS (“Operations Support Systems”) and BSS (“Business Support Systems”) operations. ACE*COMM’s solutions also provide for centralized management and security of enterprise networks. After completing the proposed acquisition of the assets of Intasys Billing Technologies in the quarter ending March 31, 2004, ACE*COMM will offer Intasys’ line of wireless OSS products and will commence integrating the Intasys technologies into ACE*COMM’s convergent mediation products.

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

More frequently, ACE*COMM is entering into multiple element arrangements that do not involve significant modification or customization of the related software. In these instances, ACE*COMM allocates revenue to each element of the arrangement based on objective evidence of the element’s fair value.

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

Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During the three months ended December 31, 2003, ACE*COMM had three customers generating $150,000 or more in revenue during the period (“Major Customers”) representing approximately 31.4% of total revenue. ACE*COMM’s largest customer during the three months ended December 31, 2003, was Northrop Grumman, an international systems integrator whose purchases represented approximately 8.9% of total revenue. During the three months ended December 31, 2002, ACE*COMM had six Major Customers representing approximately 70% of total revenue. ACE*COMM’s largest customer during the three months ended December 31, 2002, was a supplier who delivers advanced U.S. technologies to the communication sectors of China and whose purchases represented approximately 24% of total revenue. The average revenue earned per Major Customer was $253 thousand and $475 thousand, respectively, for the three months ended December 31, 2003 and 2002.

During the past three fiscal years and first six months of fiscal year 2004, ACE*COMM has experienced significant net losses from operations, primarily due to reduced demand from its North American telecommunications customers. Management expects this lower demand to continue in the foreseeable future. To offset the effects of the current lower North American demand, ACE*COMM continues to target sales efforts toward what it believes to be a growing market for its Convergent

Mediation™ solutions outside of North America. To date ACE*COMM has experienced an increase in revenue from outside of North America, in particular China, but to date the increase has not been sufficient to offset the decline in revenues from the North American market. ACE*COMM announced in October, 2003 the award of a significant order relating to the Telecom Egypt project, which is expected to have a positive impact on revenues and results of operations in the quarter ending March 31, 2004 and following quarters.

To counteract the pressure on revenues from the prolonged downturn in demand in the telecommunications industry, ACE*COMM has been pursuing a growth strategy designed to expand its product line and areas of distribution. In December 2002, ACE*COMM entered into an initial agreement with a new investor focused on distribution in China, and has since been pursuing a strategic distribution relationship with this new partner.

On December 5, 2003, after several months of negotiations, and due diligence, ACE*COMM consummated its acquisition of i3 Mobile, Inc. under a merger agreement executed in September 2003. The acquisition was effected through the issuance of approximately 3.8 million of shares of ACE*COMM’s common stock based on a formula valuing ACE*COMM’s common stock at market value at the time of mailing of the proxy statement, less a discount, and valuing i3 Mobile at an amount equal to its cash, net of specified liabilities and commitments at the mailing date.

ACE*COMM accounted for the Merger as a financing transaction and in doing so recorded the issuance of its common stock at the negotiated value and i3Mobile’s cash on hand and liabilities assumed. Because i3 Mobile ceased all revenue producing operations in March 2003 and the Company has no intention to revive i3 Mobile’s business subsequent to the Merger, the Merger does not possess the characteristics of a business combination found in both Regulation S-X and Financial Accounting Standard No. 141, Business Combinations, and EITF Issue 98-3 Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets of a Business. As such, no goodwill resulted from this transaction.

The following table summarizes the assets and liabilities recorded in connection with the merger:

December 5,
2003
Current assets	$8,544,000
Cash and cash equivalents	30,000
Prepaid expenses and other current assets	30,000

Total assets	$8,574,000

Current liabilities
Accounts payable	$1,536,000
Accrued liabilities	794,000

Total liabilities	$2,330,000

On January 28, 2004, ACE*COMM announced another step forward in its growth plan with the signing of an agreement to purchase the assets of Intasys Billing Technologies from Mamma.com. We will pay $1.48 million plus an additional amount of up to $250,000 based upon an earn out for the intellectual property, customers, and fixed assets of Intasys. The transaction is expected to close in February. Intasys’ wireless OSS products and services will complement ACE*COMM’s convergent mediation offerings in the international telecom service sector. After completion of the transaction we will offer Intasys’ OSS product line of CRM, mediation, billing, e-commerce and electronic bill postings and presentment.

The strategic arrangement regarding distribution in China and acquisitions of i3 Mobile and Intasys Billing Systems are expected to help ACE*COMM expand its revenues, product line and geographic presence. ACE*COMM plans to pursue additional acquisitions or other strategic arrangements as well as the expansion of its sales and marketing efforts to increase revenues outside the North American market. ACE*COMM also expects to focus for the next several months on integrating the acquired companies, training sales personnel on new products, contacting existing customers about cross selling opportunities and finding new customers for its expanded product line.

Despite these recent acquisitions, ACE*COMM continues to be focused on keeping the organization streamlined to meet its objectives, conserve cash and control expenses. During the past three fiscal years the number of full time employees has been reduced by approximately 53%. This reduction was designed to reduce costs without materially impacting ACE*COMM’s ability to maintain its historical levels of customer involvement and technological innovation, especially in areas of focus such as China. Additionally, ACE*COMM has significantly reduced other operating expenses such as rent, travel, consulting and professional fees. The result of these cost reduction measures has been a significant decline in the amount of the losses sustained in each of the last three fiscal years. ACE*COMM has also been applying this approach in its proposed acquisition of Intasys Billing Technologies, with immediate measures to reduce overhead, streamline the organization and keep that division operating profitably.

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

Results of Operations

The following table shows the percentage of revenue of certain items from ACE*COMM’s statements of operations:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2003	2002	2003	2002
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	71.2%	46.0%	67.4%	44.6%
Selling, general and administrative expenses	86.2%	49.8%	77.1%	51.2%
Research and development	3.8%	1.4%	4.5%	1.1%
Provision for doubtful accounts	1.2%	0.7%	1.8%	0.7%

(Loss) income from operations	(62.5)%	2.1%	(50.8)%	2.4%
Interest expense	(.4)%	(0.1)%	(.3)%	(0.2)%

(Loss) income before income taxes	(62.8)%	2.0%	(51.2)%	2.2%
Benefit for income taxes	0.0%	0.0%	0.0%	0.0%

Net (loss) income	(62.8)%	2.0%	(51.2)%	2.2%

Three and Six months ended December 31, 2003 compared to Three and Six Months ended December 31, 2002.

Revenue

Revenue for the three months ended December 31, 2003 (“second quarter of fiscal year 2004”) and December 31, 2002, was $2.4 million and $4.1 million, respectively, reflecting a decrease of $1.7 million or 41%. Revenue for the six months ended December 31, 2003 and December 31, 2002 was $4.9 million and $8.2 million, respectively, reflecting a decrease of $3.3 million or 40%.

Revenue growth depends, in part, on the overall demand for the Company’s product-based solutions. Because ACE*COMM’s sales are primarily to telecommunication and Internet service providers and enterprises, its ability to generate revenue also depends on specific conditions affecting those providers and on general economic conditions. The decrease in revenue during the three and six month periods ended December 31, 2003 from the prior corresponding periods reflects continuing weak industry-specific and general economic conditions negatively impacting demand for the Company’s products and services.

Revenue from sales to telecommunications and Internet service providers decreased 48% from $2.5 million to $1.3 million for the three months ended December 31, 2003, and represented 55.5% of total revenue. Revenue from sales to enterprises decreased 31.3% from $1.6 million to $1.1 million for the three months ended December 31, 2003 and represented approximately 44.3% of total revenue. Revenue from sales to telecommunications and Internet service providers decreased 40% from $4.0 million to $2.4 million for the six months ended December 31, 2003, and represented 49.2% of total revenue. Revenue from sales to enterprises decreased 40.5% from $4.2 million to $2.5 million for the six months ended December 31, 2003 and represented approximately 50.4% of total revenue.

Backlog was $9.1 million as of December 31, 2003, compared to $4.3 million as of June 30, 2003. ACE*COMM defines backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services to be provided to customers generally within one year. ACE*COMM has experienced fluctuations in its backlog at various times. It anticipates that $3.5 million of the backlog at December 31, 2003, will be recognized during fiscal year 2004. Although ACE*COMM believes that its entire backlog consists of firm orders, ACE*COMM’s backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the contracting process.

Cost of Revenue

ACE*COMM’s cost of revenue consists primarily of direct labor costs, direct material costs and allocable indirect costs. The expenses for services provided by certain alliance partners in connection with the installation and integration of ACE*COMM’s products may also be included.

Cost of revenue was $1.7 million and $1.9 million, respectively, for the three months ended December 31, 2003 and 2002, representing 71.2% and 46.0% of total revenue for each period, respectively. Cost of revenue was $3.3 and $3.6 million, respectively, for the six months ended December 31, 2003 and 2002, representing 67.4% and 44.6% of total revenue for each period, respectively. Cost of revenue decreased $200 thousand, or 10.5%, during the three months ended December 31, 2003, as compared to the prior corresponding period. Cost of revenue decreased $300 thousand, or 8.3%, during the six months ended December 31, 2003, as compared to the prior corresponding period. The decrease in cost is due to a decrease in material costs resulting from reduced hardware sales as a percentage of total sales. The increase in the cost of sales percentage of revenue is the result of fixed costs coupled with the significant decline in sales.

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

SG&A expenses were $2.1 million and $2.0 million, respectively, during the three months ended December 31, 2003 and 2002, representing 86.2% and 49.8% of total revenue for each period, respectively. SG&A expenses were $3.7 million and $4.2 million, respectively, for the six months ended December 31, 2003 as compared to the prior year. SG&A expenses increased $100 thousand or 5% in the three months ended December 31, 2003 as compared to the prior corresponding period. SG&A expenses decreased $500 thousand or 11.9% in the six months ended December 31, 2003 as compared to the prior year. The decreases in SG&A expenses and as a percentage of total revenue, in the six month period as compared to the prior year, were primarily the result of a continuing effort to reduce expenses, including Company and employee initiated reductions in labor costs.

Research and Development Expenses

Research and development (R&D) expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of the Company’s product-based solutions.

Research and development expenses were $92 thousand and $55 thousand during the three months ended December 31, 2003 and 2002, respectively, and represented 3.8%and 1.4% of total revenue for each period, respectively. Research and development expenses were $221 thousand and $93 thousand during the six months ended December 31, 2003 and 2002, respectively, and represented 4.5% and 1.1% of total revenue for each period, respectively. Research and development expenses increased $37 thousand or 67.3% during the three months ended December 31, 2003, as compared to the prior corresponding period. Research and development expenses increased $128 thousand or 137.6% during the six months ended December 31, 2003, as compared to the prior corresponding period. The increases in research and development expenses as a percentage of total revenue, in the current three and six month periods were primarily due to an increase in personnel resources applied to research and development efforts on the Net Plus 6 product. ACE*COMM was selective in approving new projects and, in some instances, discontinued projects that were not related to the development of Convergent MediationTM solutions. We expect that R&D expenses will increase moderately from the current level during the remainder of fiscal year 2004.

Liquidity and Capital Resources

As of December 31 and June 30, 2003, ACE*COMM’s primary sources of liquidity were cash and cash equivalents of $6.6 million and $1.6 million, respectively. Cash and cash equivalents increased by 418.1% from June 30 to December 31, 2003, and comprised 52% and 19% of total assets as of December 31 and June 30, 2003, respectively. The increase is due to the cash acquired on a consolidated basis in the merger with i3 Mobile, Inc.

Working capital was $7.8 million at December 31, 2003, as compared to $3.9 million at June 30, 2003. Working capital increased $3.9 million or 100% during the six months ended December 31, 2003, primarily as a result of proceeds from common stock issued related to the i3 Mobile, Inc. merger.

ACE*COMM recognized a net provision for doubtful accounts of $90 thousand and $60 thousand during the six months ended December 31, 2003 and 2002, respectively. At December 31, 2003, approximately 47% of the Company’s billed accounts receivable was older than ninety days and was primarily comprised of international customers. ACE*COMM expects that international telecommunication and internet service providers will continue to take longer to make payments during fiscal 2004.

ACE*COMM’s operating activities used $1.3 million and $1.2 million in cash during the six months ended December 31, 2003 and 2002, respectively due to the net operating loss.

Net cash used for investing activities was $10 thousand and $121 thousand, respectively, during the six months ended December 31, 2003 and 2002. The decrease in cash outflows for investing activities during these periods is due largely to the completion of a Company-wide software upgrade to existing computer equipment.

ACE*COMM’s financing activities generated cash of on a consolidated basis of $6.4 million and $1.4 million during the six months ended December 31, 2003 and 2002, respectively. The positive cash flow from financing activities during the six months ended December 31, 2003 is the result of the merger with i3 Mobile, Inc.

ACE*COMM has the ability to borrow up to $3.5 million under its Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (the “Bank”). As of December 31, 2003, there were borrowings of $840 thousand outstanding under this Agreement. The amount outstanding bears interest at the Bank’s prime rate plus 2 percent per annum, but no less than 4.75%. As of December 31, 2003, the interest rate being charged to ACE*COMM was 6.75% and available borrowing capacity was $133 thousand. Financial covenants under the Agreement with the Bank require ACE*COMM to maintain a certain minimum tangible net worth and cash balance. As of December 31, 2003 ACE*COMM was not in compliance with these covenants. The Bank has granted the Company a ten day waiver until February 14, 2004. The Company and the Bank are working on new covenants.

ACE*COMM has issued standby letters of credit for security deposits for office space and to guarantee service contracts as summarized in the following table. The letters of credit total approximately $367 thousand at December 31, 2003 with $355 thousand secured under ACE*COMM’s line of credit with the Bank and $12 thousand secured with a certificate of deposit.

Other Commercial Commitments	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Standby Letters of Credit	$366,645	$310,706	$55,939	$—	$—

Under the terms of its office lease, ACE*COMM maintains a letter of credit which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by ACE*COMM. The letter of credit required under the lease for the majority of fiscal year 2004 is $135 thousand and decreases annually through fiscal year 2008 to $92 thousand. As of the date of this filing, ACE*COMM was not subject to any draw against this letter of credit by the landlord.

ACE*COMM maintains a letter of credit per the lease terms for its Canadian office. This letter of credit also names the landlord as the sole beneficiary and may be drawn on by the landlord in the event of a monetary default by ACE*COMM. The letter of credit required is $28 thousand for the life of the lease through June 30, 2006. As of the date of this filing, ACE*COMM was not subject to any draw against this letter of credit by the landlord.

ACE*COMM also maintains customer related letters of credit to support specific terms and conditions of customer orders.

ACE*COMM is continuing to manage its expenses to conserve cash and maintain adequate liquidity. It has no significant commitments for capital expenditures at December 31, 2003. ACE*COMM believes that existing consolidated cash balances reflecting completion of the i3 Mobile merger, cash flow from operations, and the availability of credit under its agreement with the Bank will support ACE*COMM’s working capital requirements for the next twelve months, based on ACE*COMM’s current expectations as to anticipated revenue, expenses and cash flow.

The following table summarizes contractual obligations and commitments as of December 31, 2003:

Contractual Obligation	Payments Due by Period
	(amounts in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases	$3,288	$628	$1,306	$1,324	$29

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

     The adverse conditions in the telecommunications industry are materially and adversely affecting us

Our business and financial results are highly dependent on the telecommunications industry and the capital spending of our customers. Over the past three years capital spending by telecommunication companies has decreased and may continue to decrease in the near future. Various reports have attributed the decrease in spending to the decline in the telecommunications industry in particular and economic conditions in general. Telecommunications products and services have increasingly becoming commodities that cannot easily be distinguished with intense competition in the development of new technology or other features and increasing competition from smaller but rapidly developing alternative carriers. The reduction of spending by companies in the telecommunication industries has caused, and may continue to cause, a significant reduction in ACE*COMM’s revenues.

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

     Many of our telecommunications customers involve credit risks for us

Many of our customers present potential credit risks, and we are dependent on a small number of major customers. The majority of our customers are in the telecommunication services industry and government sector, or are in the early stages of development when financial resources may be limited. Seven customers represented 60% of ACE*COMM’s gross trade receivables balance as of December 31, 2003, with one international customer representing 34% of ACE*COMM’s gross trade receivables balance as of December 31, 2003. Because we depend on a small number of major customers, and many of our customers present potential credit risks for different reasons, our results of operations could be adversely affected by non-payment or slow-payment of receivables. We have also experienced significant losses for doubtful accounts. For a more detailed discussion of doubtful accounts please read the section labeled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Bad Debts”.

We are increasingly subject to the risks and costs of international sales, and failure to manage these risks would have an adverse effect on us

A substantial portion of our revenues are derived from international sales and are therefore subject to the risks of conducting business overseas, including the general economic conditions in each country, the overlap of different tax structures, the difficulty in managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, and longer payment cycles. ACE*COMM derived approximately $7.7 million, or about 56% of its total revenue, from customers outside of the United States for fiscal year 2003 and approximately $1.6 million or about 33% for the first six months of 2004. To the extent that we have increased our international revenue sources over the last three years, the impact of the risks related to international sales could have an increasing larger effect on our financial condition as a whole.

     Failure to manage risks of potential acquisitions would have an adverse effect on us

We intend to investigate and pursue potential business combinations as one of the ways of growing our business during a difficult period. However, acquisitions must be conducted very carefully or there can be adverse consequences. In particular, failure to identify risks of potential acquisition targets or inability to correctly evaluate costs of combining business or technologies could cost us significant resources, dilution to our stockholders or loss of valuable time.

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

Item 4. Controls and Procedures

ACE*COMM’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of ACE*COMM’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, ACE*COMM’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that ACE*COMM’s disclosure controls and procedures are effective in timely alerting them to any material information relating to ACE*COMM and its subsidiaries required to be included in ACE*COMM’s Exchange Act filings.

There were no significant changes in ACE*COMM’s internal controls over financial reporting during the fiscal year that materially affected, or are reasonably likely to materially affect, ACE*COMM’s internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit 31.1	Certification of Chief Executive Officer
Exhibit 31.2	Certification of Chief Financial Officer
Exhibit 32	Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     During the period covered by this report, ACE*COMM filed the following reports on Form 8-K:

Date Filed	Item Reported On
November 7, 2003	On November 5, 2003, ACE*COMM Corporation issued a press release announcing its financial results for the first quarter of fiscal 2004, which ended on September 30, 2003.

December 18, 2003	On December 5, 2003, ACE*COMM completed its acquisition of i3 Mobile, Inc. pursuant to an
Agreement and Plan of Merger by and among ACE*COMM, Ace Acquisition Corporation and i3, dated September 12, 2003, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE*COMM CORPORATION

DATE February 10, 2004	By	/s/George T. Jimenez
George T. Jimenez
Chief Executive Officer

/s/Steven R. Delmar
Steven R. Delmar
Chief Financial Officer
(Principal Financial Officer)