Form 10-Q
period 2004-03-31
ACE COMM CORP
filed 2004-05-05
CIK 1017526

As filed with the Securities and Exchange Commission on May 5, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of Common Stock outstanding as of April 16, 2004 was 13,761,182.

ACE*COMM CORPORATION
INDEX

Part I - Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets as of March 31, 2004
	(Unaudited) and June 30, 2003	3
	Consolidated Statements of Operations (Unaudited) for the three
	and nine months ended March 31, 2004 and 2003	4
	Consolidated Statements of Cash Flows (Unaudited) for the
	nine months ended March 31, 2004 and 2003	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Results of
	Operations and Financial Condition	10
Item 3	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4	Controls and Procedures	18
Part II - Other Information
Item 6.	Exhibits and Reports on Form 8-K	19
Signatures		20
Certifications		21

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ACE*COMM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	June 30,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,514	$1,570
Accounts receivable, net	5,787	4,825
Inventories, net	660	700
Deferred contract costs	828	—
Prepaid expenses and other	452	265

Total current assets	12,241	7,360
Property and equipment, net	605	875
Other assets, principally acquired intangibles	845	9

Total assets	$13,691	$8,244

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings	$1,425	$433
Accounts payable	1,282	636
Accrued expenses	1,627	341
Accrued compensation	598	706
Deferred revenue	1,828	1,303

Total liabilities	6,760	3,419

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 45,000,000 shares authorized, 13,752,662 and 9,807,440 shares issued and outstanding	138	98
Additional paid-in capital	27,903	21,933
Foreign currency translation	(8)	—
Accumulated deficit	(21,102)	(17,206)

Total stockholders’ equity	6,931	4,825

Total liabilities and stockholders’ equity	$13,691	$8,244

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$4,842	$2,369	$9,720	$10,531
Cost of revenue	2,135	2,109	5,421	5,753

Gross profit	2,707	260	4,299	4,778
Selling, general, and administrative	2,537	1,997	6,390	6,237
Research and development	400	108	621	201
In process research and development	1,160	—	1,160	—

Loss from operations	(1,390)	(1,845)	(3,872)	(1,660)
Interest expense	(9)	(8)	(25)	(21)

Loss before income taxes	(1,399)	(1,853)	(3,897)	(1,681)
Benefit for income taxes	—	—	—	—

Net loss	$(1,399)	$(1,853)	$(3,897)	$(1,681)

Basic net loss per share	$(.10)	$(.19)	$(.34)	$(.18)

Diluted net loss per share	$(.10)	$(.19)	$(.34)	$(.18)

Shares used in computing net loss per share:
Basic	13,736	9,793	11,508	9,473

Diluted	13,736	9,793	11,508	9,473

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended
	March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,897)	$(1,681)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	488	687
Provision for doubtful accounts	197	90
Gain on disposal of property and equipment	—	(28)
Changes in operating assets and liabilities, net of effects of merger:
Accounts receivable	(1,159)	(1,005)
Inventories, net	40	405
Prepaid expenses and other assets	(178)	(78)
Deferred contract costs	(828)	—
Accounts payable	(890)	59
Accrued liabilities	384	(659)
Deferred revenue	525	44
Other liabilities	—	(33)

Net cash used in operating activities	(5,318)	(2,199)

Cash flows from investing activities:
Purchases of property and equipment	(218)	(64)
Contract rights acquired from Intasys	(845)	—

Net cash used in investing activities	(1,063)	(64)
Cash flows from financing activities:
Net borrowings on line of credit	992	915
Repurchase of common stock	—	(36)
Proceeds from employee stock purchase plan	34	25
Net proceeds from common stock issued in i3 Mobile transaction	8,299	475

Net cash provided by financing activities	9,325	1,379

Net increase (decrease) in cash and cash equivalents	2,944	(884)
Cash and cash equivalents, beginning of period	1,570	3,530

Cash and cash equivalents, end of period	$4,514	$2,646

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$36	$35
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by ACE*COMM Corporation and its consolidated subsidiaries (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. Accordingly, certain information and footnotes required by US GAAP for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

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

Loss per Share

The basic net loss per share presented in the accompanying financial statements is computed using weighted average common shares outstanding. Diluted net loss per share generally includes the effect, if dilutive, of potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options) were exercised and converted to common stock. Because of the reported net losses, the effect of including potentially dilutive securities is anti-dilutive and therefore they have been excluded. If stock options had been included, shares used in the diluted loss per share calculation would have increased by 310 thousand shares.

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net (loss) income and basic and diluted net (loss) income per common share would have been changed to pro forma amounts in the following table. The assumptions included in the fair value calculations for the current quarter and 2003 are expected life of 3 years, interest rate of 2%, expected volatility of 111% and 121%, respectively and dividend yield of 0.

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net (loss) income	$(1,399)	$(1,853)	$(3,897)	$(1,681)
Add: Total stock-based compensation expense reported in net loss	—	—	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards*	(195)	(161)	(542)	(747)

Pro forma net loss	$(1,594)	$(2,014)	$(4,439)	$(2,428)

Earnings per share basic and diluted:
As reported	$(0.10)	$(0.19)	$(0.34)	$(0.18)
Pro forma	$(0.12)	$(0.21)	$(0.39)	$(0.26)

Weighted average common shares outstanding:
Basic	13,736	9,793	11,508	9,473
Diluted	13,736	9,793	11,508	9,473

*All awards refers to awards granted, modified or settled in fiscal periods beginning after December 15, 1994 — awards for which the fair value was required to be measured under Statement 123.

NOTE 2 — ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in thousands):

	March 31,	June 30,
	2004	2003
Billed receivables	$5,178	$2,914
Unbilled receivables	876	2,129
Allowance for doubtful accounts	(267)	(218)

	$5,787	$4,825

In the quarter ended March 31, 2004, the Company delivered products pursuant to a contract with a customer in the Middle East. The contract provides for aggregate installment payments totaling $3.9 million to be made over 5 quarters, the first installment of $1.8 million being due on March 31, 2004. In accordance with Statement of Position 97-2, “Software Revenue Recognition,” the Company will recognize revenue only as amounts become due and as such, the Company recognized the initial amount due of $1.8 million as revenue in the third quarter ending March 31, 2004. This amount is included in billed receivables at March 31, 2004. Future installments due in each of the next 4 quarters will be recognized as they become due, assuming no issues related to their collectibility are present.

Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. At March 31, 2004, approximately 29% of the Company’s billed accounts receivable was older than ninety days and was primarily comprised of international customers who have traditionally taken longer to pay. At December 31, 2003, 47% of the Company’s billed accounts receivable was older than ninety days. The Company recorded a provision for doubtful accounts of $197 thousand and $90 thousand during the nine months ending March 31, 2004 and 2003, respectively. Included in billed receivables at March 31, 2004 are balances due from five international customers comprising 54% of the total balances and one of these customers accounted for 33%.

NOTE 3 — INVENTORY

Inventory consists of the following (in thousands):

	March 31,	June 30,
	2004	2003
Inventory	$824	$894
Allowance for obsolescence	(164)	(194)

	$660	$700

Inventory write-off’s during the nine months ended March 31, 2004 and 2003 were $90 thousand in each period.

NOTE 4 — DEFERRED CONTRACT COSTS

As discussed in Note 2, during the quarter we delivered to a customer in the Middle East a large order that has payment terms that extend beyond one year. The company is deferring the recognition of revenue until the due date of the installment payments in accordance with Statement of Position 97-2. Accordingly we have deferred the related costs associated with the future installment payments and we will recognize revenue and the related costs on the due date of the payment. It is anticipated that all the revenue and expense will be recognized over the next four quarters. We expect to recognize revenue of $780 thousand and expense of $276 thousand during the fourth quarter of fiscal 2004 based on the installment payments due date.

NOTE 5 — STOCKHOLDERS’ EQUITY

During the nine months ended March 31, 2004, the Company issued 33,528 shares of common stock under the Employee Stock Purchase Plan, 17,383 shares of common stock from the exercise of stock warrants, 139,905 shares of common stock through the exercise of stock options issued under the Omnibus Stock Plan and 3,774,406 shares in conjunction with the merger with i3 Mobile, Inc.

The foreign currency translation charge results from the timing difference of the translation of transactions between the United Kingdom, Australia, Canada and the United States.

NOTE 6 — MERGERS AND ACQUISITIONS

On December 5, 2003, ACE*COMM consummated its acquisition of i3 Mobile, Inc. under a merger agreement executed in September 2003. The acquisition was effected through the issuance of approximately 3.8 million of shares of ACE*COMM’s common stock. ACE*COMM accounted for the Merger as a financing transaction and recorded the issuance of its common stock at the negotiated value and i3 Mobile’s cash on hand net of liabilities assumed. Because i3 Mobile ceased all revenue producing operations in March 2003 and the Company has no intention to revive i3 Mobile’s business subsequent to the Merger, the Merger does not possess the characteristics of a business combination found in Regulation S-X and Financial Accounting Standard No. 141, Business Combinations, and EITF Issue 98-3 Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets of a Business. As such, no goodwill resulted from this transaction.

On February 12, 2004, ACE*COMM completed its previously announced acquisition of the operations support systems solutions business assets of Intasys from Mamma.com, Inc. pursuant to an Asset Purchase Agreement by and among ACE*COMM, Mamma.com and certain subsidiaries of ACE*COMM and Mamma.com dated January 27, 2004, as amended. This acquisition was accounted for as a purchase and, as such, the accompanying financial statements include the results of operations from the acquisition date forward. The Company paid $2.0 million for the purchase of the intellectual property (including in process research and development), customers, fixed assets and transaction related expenses for Intasys. There is an additional $250 thousand of consideration to be paid based upon certain earn out provisions of the asset purchase agreement to be determined over the next year.

In accordance with FAS 141, the Company allocated the purchase price of the Intasys assets as follows (in thousands):

March 31,
2004
In process research and development	$1,160
Contract rights and related technology	845
Property and equipment	130

$2,135

The tax benefits associated with the future tax deductions associated with this acquisition have been fully reserved due to doubt as to whether they will be realized. Upon release of the valuation allowance associated with these tax benefits in the future, the related tax benefit will be applied first against recorded intangible assets.

NOTE 7 — INCOME TAXES

The Company is in a net operating loss carry forward position. A valuation allowance offsets all net deferred tax assets.

NOTE 8 — SEGMENT INFORMATION

The Company is managed as one segment and results are measured based on revenue type and not business unit. However, we do not measure operating profit by revenue source. The following table reflects revenues by type and geographic location:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue by Type
Enterprise	$891	$1,078	$3,352	$5,258
Network Service Provider (NSP)	2,967	1,287	5,367	5,260
Operations Support Systems (OSS)	973	—	973	—
IT and Other	11	4	28	13

Total Revenue	$4,842	$2,369	$9,720	$10,531

Revenue by Location
Asia	$437	$399	$952	$1,792
North America	1,444	1,482	4,922	5,760
Europe	1,027	462	1,710	2,304
Middle East	1,891	21	2,011	264
Other	43	5	125	411

Total Revenue	$4,842	$2,369	$9,720	$10,531

The Company purchased the OSS assets of Intasys in February 2004, accordingly, the results of Intasys’s OSS revenues have been included for the first time in the Company’s results of operations for approximately one-half of the most recent quarter.

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

Overview

ACE*COMM delivers enterprise telemanagement applications and advanced Convergent Mediation™ and Operations Support Systems solutions to wired and wireless voice, data, and Internet communications providers. ACE*COMM’s solutions are tailored to each customer’s needs and consist of hardware, software and related services that enable the capture, security, validation, correlation, augmentation, and warehousing of data from network elements and the distribution of this data in appropriate formats to OSS (“Operations Support Systems”) and BSS (“Business Support Systems”) operations. ACE*COMM’s solutions also provide for centralized management and security of enterprise networks. After completing the acquisition of the assets of Intasys Billing Technologies in the quarter ending March 31, 2004, ACE*COMM now offers Intasys’ line of wireless OSS products and has commenced integrating the Intasys technologies into ACE*COMM’s convergent mediation products.

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

Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During the three months ended March 31, 2004, ACE*COMM had four customers generating $150,000 or more in revenue during the period (“Major Customers”) representing approximately 52.3% of total revenue. ACE*COMM’s largest customer during the three months ended March 31, 2004 was GIZA Systems whose purchases represented approximately 38% of total revenue. During the three months ended March 31, 2003, ACE*COMM had five Major Customers representing approximately 58% of total revenue. ACE*COMM’s largest customer during the three months ended March 31, 2003 was Siemens AG representing approximately 17% of total revenue. The average revenue earned per Major Customer was $641 thousand and $277 thousand, respectively, for the three months ended March 31, 2004 and 2003.

To counteract the pressure on revenues from the prolonged downturn in demand in the telecommunications industry, ACE*COMM has been pursuing a growth strategy designed to expand its product line and areas of distribution. The recent acquisition of i3 Mobile and the purchase of the assets of Intasys are results of this strategy During the past three fiscal years and first nine months of fiscal year 2004, ACE*COMM has experienced significant net losses from operations, primarily due to reduced demand from its North American telecommunications customers. To offset the effects of the current lower North American demand, ACE*COMM continues to target sales efforts toward what it believes to be a growing market for its Convergent Mediation™ solutions outside of North America and to acquire revenues by expanding its customer base and product offerings through acquisition. During the current quarter, ACE*COMM increased its revenues from outside of North America, in particular from the Middle East and Europe as a result of a previously announced order from Telecom Egypt and the purchase of the assets of Intasys. Results of the quarter showed significant revenue and results of operations improvement excluding the one time charge for in process research and development.

We expect continued improvement in revenues and results of operations in our fourth quarter as a result of the inclusion of revenues from Intasys for a full quarter and the future revenues generated by the order from Telecom Egypt. ACE*COMM will continue on its strategic long term plans to increase its revenue through acquisitions.

On December 5, 2003, ACE*COMM consummated its acquisition of i3 Mobile, Inc. under a merger agreement executed in September 2003. The acquisition was effected through the issuance of approximately 3.8 million of shares of ACE*COMM’s common. ACE*COMM accounted for the Merger as a financing transaction and recorded the issuance of its common stock at the negotiated value and i3 Mobile’s cash on hand and liabilities assumed. Because i3 Mobile ceased all revenue producing operations in March 2003 and the Company has no intention to revive i3 Mobile’s business subsequent to the Merger, the Merger does not possess the characteristics of a business combination found in both Regulation S-X and Financial Accounting Standard No. 141, Business Combinations, and EITF Issue 98-3 Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets of a Business. As such, no goodwill resulted from this transaction.

On February 12, 2004, ACE*COMM completed its previously announced acquisition of the operations support systems solutions business assets of Intasys from Mamma.com, Inc. pursuant to an Asset Purchase Agreement dated January 27, 2004. The Company paid $2.0 million for the purchase of the intellectual property, customers, fixed assets and transaction related expenses for Intasys. There is up to an additional $250 thousand of consideration to be paid based upon certain earn out provisions of the asset purchase agreement to be determined over the next year.

In accordance with FAS 142, the Company has allocated the purchase price based on an economic valuation of the purchased assets. Based upon this valuation, we have recorded an intangible asset of $845 thousand which will be amortized over sixty months related to the purchased customers and technology of Intasys. Additionally, we have taken a charge of $1.2 million in the current quarter associated with the purchase of in process research and development.

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

Operational Support Systems revenue is recognized on a monthly basis based upon the number of telephone subscribers of our customers.

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

When our contracts contain extended payment terms, we defer recognition of revenue until amounts become due pursuant to payment schedules. We correspondingly defer a proportionate amount of contract cost which will be matched against the deferred revenue when recognized. Should management make the determination that previously deferred revenue will not be recognized, the corresponding amount of deferred contract cost will be charged to expense at that time.

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

Results of Operations

The following table shows the percentage of revenue of certain items from ACE*COMM’s statements of operations:

	For the three months		For the nine months
	ended		ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	44.1%	89.0%	55.8%	54.6%
Selling, general and administrative expenses	52.3%	84.3%	65.7%	59.2%
Research and development	8.3%	4.6%	6.4%	1.9%
In process research and development	24.0%	0.0%	11.9%	0.0%

(Loss) income from operations	(28.7)%	(77.9)%	(39.8)%	(15.7)%
Interest expense	(.2)%	(0.3)%	(.3)%	(0.2)%

(Loss) income before income taxes	(28.9)%	(78.2)%	(40.1)%	(15.9)%
Benefit for income taxes	0.0%	0.0%	0.0%	0.0%

Net (loss) income	(28.9)%	(78.2)%	(40.1)%	(15.9)%

Three and Nine months ended March 31, 2004 compared to Three and Nine Months ended March 31, 2003. The above reflects the results of operations from the purchase of the Intasys OSS assets in February 2004. Previous periods do not include the revenue of Intasys.

Revenue

Revenue for the three months ended March 31, 2004 (“third quarter of fiscal year 2004”) and March 31, 2003, was $4.8 million and $2.4 million, respectively, reflecting an increase of $2.4 million or 100%. Revenue for the nine months ended March 31, 2004 and March 31, 2003 was $9.7 million and $10.5 million, respectively, reflecting a decrease of $.8 million or 8%.

Revenue growth depends, in part, on the overall demand for the Company’s product-based solutions and on sales to large customers. Because ACE*COMM’s sales are primarily to telecommunication and Internet service providers and enterprises, its ability to generate revenue also depends on specific conditions affecting those providers and on general economic conditions. The decrease in revenue during the nine months ended March 31, 2004 as compared to the prior period reflects continuing weak industry-specific and general economic conditions negatively impacting demand for the Company’s products and services, primarily in North America. The increase for the most recent three month period as compared to the corresponding period last year reflects sales under a large contract with a customer in the Middle East of $1.8 million and revenues from the Intasys OSS business acquired in mid-February of $957 thousand.

Revenue from sales to telecommunications and Internet service providers increased 131% from $1.3 million to $3.0 million for the three months ended March 31, 2004, and represented 62% of total revenue. The increase in revenue during the three months ended March 31, 2004 results from the revenues from the delivery to Telecom Egypt. Revenue from sales to telecommunications and Internet service providers decreased 26% from $7.3 million to $5.4 million for the nine months ended March 31, 2004 and represented 55% of total revenue. The decline is primarily the result of a decline in orders due to reduced demand in North America and China.

Revenue from sales to enterprises decreased 23.5% from $1.1 million to 891 thousand for the three months ended March 31, 2004 and represented approximately 18% of total revenue. Revenues declined during the quarter primarily as a result of a continued decline in purchases from two of the Company’s primary customers and reduced demand, reflecting continuing weak conditions in the telecommunications sector. Revenue from sales to enterprises decreased 47.7% from $6.5 million to $3.4 million for the nine months ended March 31, 2004 and represented approximately 34.5% of total revenue. The decline in revenues is primarily the result of the decline in revenues from the U.S. Army and the U.S. Air Force as they approach the end of their purchases under our existing contracts.

Revenue from sales of Operations Support Systems was $973 thousand for the three months ended March 31, 2004 due to the purchase of the assets from Intasys in February 2004, and represents 20% of total revenue.

Backlog was $10.4 million, including $2.6 related to the asset purchase from Intasys, as of March 31, 2004, compared to $4.3 million as of June 30, 2003. ACE*COMM defines backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services to be provided to customers generally within one year. ACE*COMM has experienced fluctuations in its backlog at various times. It anticipates that $2.9 million of the backlog at March 31, 2004, will be recognized during fiscal year 2004. Although ACE*COMM believes that its entire backlog consists of firm orders, ACE*COMM’s backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the contracting process.

Cost of Revenue

ACE*COMM’s cost of revenue consists primarily of direct labor costs, direct material costs and allocable indirect costs. The expenses for services provided by certain alliance partners in connection with the installation and integration of ACE*COMM’s products may also be included.

Cost of revenue was $2.1 million for the three months ended March 31, 2004 and 2003 representing 44.1% and 89.0% of total revenue for each period, respectively. The decrease in the cost of sales as a percentage of revenue is primarily the result of fixed costs being spread out over an increase in sales during the quarter. Cost of revenue was $5.4 and $5.8 million, respectively, for the nine months ended March 31, 2004 and 2003, representing 55.8% and 54.6% of total revenue for each period, respectively.

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

SG&A expenses were $2.5 million and $2.0 million, respectively, during the three months ended March 31, 2004 and 2003, representing 52.3% and 84.3% of total revenue for each period. The decrease as a percentage of revenue results from increased sales during the quarter while continuing to effectively monitor and control expenses. The increase of $500 thousand was primarily the result of the inclusion of SG&A expenses associated with the purchased assets of Intasys which included on going selling, general and administrative activities. SG&A expenses were $6.4 million and $6.2 million, respectively, for the nine months ended March 31, 2004 as compared to the prior year and increased $200 thousand or 3.2%. The increase was primarily the result of the operations purchased from Intasys, offset by continued efforts to reduce expenses.

Research and Development Expenses

Research and development (R&D) expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of the Company’s product-based solutions.

Research and development expenses were $400 thousand and $108 thousand during the three months ended March 31, 2004 and 2003, respectively, and represented 8.3% and 4.6% of total revenue for each period, respectively. Research and development expenses were $621 thousand and $201 thousand during the nine months ended March 31, 2004 and 2003, respectively, and represented 6.4% and 1.9% of total revenue for each period, respectively. Research and development expenses increased $292 thousand or 270% during the three months ended March 31, 2004, as compared to the prior corresponding period. Research and development expenses increased $420 thousand or 209% during the nine ended March 31, 2004, as compared to the prior corresponding period. The increases in research and development expenses as a percentage of total revenue, in the current three and nine month periods were primarily due to the purchase of Intasys and their corresponding research and development expenses which amounted to approximately $300,000 since the acquisition date.

During the next several quarters, these expenses are expected to continue at or above the current levels as we complete the development of the Intasys product, expand development of ACE*COMM products and integrate the new products into our product lines.

Liquidity and Capital Resources

As of March 31, 2004 and June 30, 2003, ACE*COMM’s primary sources of liquidity were cash and cash equivalents of $4.5 million and $1.6 million, respectively. Cash and cash equivalents increased by 181% from June 30, 2003 to March 31, 2004, and comprised 33% and 19% of total assets as of March 31, 2004 and June 30, 2003, respectively. The net increase is due to the cash acquired on a consolidated basis in the merger with i3 Mobile, Inc. less the cash used to purchase the assets of Intasys. Working capital was $5.5 million at March 31, 2004, as compared to $3.9 million at June 30, 2003. Working capital increased $1.6 million or 41% during the nine months ended March 31, 2004, primarily as a result of proceeds from common stock issued related to the i3 Mobile, Inc. merger netted with the costs of acquiring the assets of Intasys and their operating results, and deferred contract costs.

ACE*COMM recognized a net provision for doubtful accounts of $197 thousand and $90 thousand during the nine months ending March 31, 2004 and 2003, respectively. At March 31, 2004, approximately 29% of the Company’s billed accounts receivable was older than ninety days and was primarily comprised of international customers. One international customer comprised 29% of the Company’s accounts receivable at March 31, 2004. This customer is an existing customer of the Company and the entire amount due is current. Additionally, accounts receivable from the asset purchase of Intasys resulted in a larger than normal accounts receivable balance due to the timing of the purchase within the quarter. ACE*COMM expects that international telecommunication and internet service providers will continue to take longer to make payments during fiscal 2004.

ACE*COMM’s operating activities used $3.0 million and $2.2 million in cash during the nine months ended March 31, 2004 and 2003, respectively due to the net operating loss and the purchase of the assets of Intasys. Cash declined $2.1 million from the previous quarter as we purchased the assets of Intasys and we purchased materials associated with the order for Telecom Egypt. These purchases were offset by collections in accounts receivable.

Net cash used for investing activities was $1,063 thousand and $64 thousand, respectively, during the nine months ended March 31, 2004 and 2003. The increase in cash outflows for investing activities during these periods is due to the purchase of assets related to Intasys, including $845 thousand for contract value and $130 thousand for fixed assets.

ACE*COMM’s financing activities generated cash of on a consolidated basis of $7.0 million and $1.4 million during the nine months ended March 31, 2004 and 2003, respectively. The positive cash flow from financing activities during the nine months ended March 31, 2004 is the result of the merger with i3 Mobile, Inc which was accounted for as a financing.

ACE*COMM has the ability to borrow up to $3.5 million under its Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (the “Bank”). As of March 31, 2004, there were borrowings of $1.425 thousand outstanding under this Agreement. The amount outstanding bears interest at the Bank’s prime rate plus 2 percent per annum, but no less than 4.75%. As of March 31, 2004, the interest rate being charged to ACE*COMM was 6.75% and available borrowing capacity was $364 thousand. During the quarter, the Bank and the Company agreed to new covenants and amended its borrowing agreement. Financial covenants under the Agreement with the Bank require ACE*COMM to maintain certain minimum income from operations and cash balance. This agreement expires on August 10, 2004. As of March 31, 2004 ACE*COMM was in compliance with these covenants.

ACE*COMM has issued standby letters of credit for security deposits for office space and to guarantee service contracts as summarized in the following table. The letters of credit total approximately $334 thousand at March 31, 2004 with $223 thousand secured under ACE*COMM’s line of credit with the Bank and $111 thousand secured with certificates of deposit.

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than 1			Over 5
Other Commercial Commitments	Committed	year	1-3 years	4-5 years	years
Standby Letters of Credit	$334,091	$334,091	$—	$—	$—

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

ACE*COMM is continuing to manage its expenses to conserve cash and maintain adequate liquidity. It has no significant commitments for capital expenditures at March 31, 2004. ACE*COMM believes that existing consolidated cash balances reflecting completion of the i3 Mobile merger, cash flow from operations, and the availability of credit under its agreement with the Bank will support ACE*COMM’s working capital requirements for the next twelve months, based on ACE*COMM’s current expectations as to anticipated revenue, expenses and cash flow.

The following table summarizes contractual obligations and commitments as of March 31, 2004 which includes the commitments associated with the asset purchase of Intasys:

	Payments Due by Period
	(amounts in thousands)
		Less than 1			After 5
Contractual Obligation	Total	year	1-3 years	4-5 years	years
Operating Leases	$3,333	$767	$1,347	$1,198	$21

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

Many of our telecommunications customers involve credit risks for us

Many of our customers present potential credit risks, and we are dependent on a small number of major customers. The majority of our customers are in the telecommunication services industry and government sector, or are in the early stages of development when financial resources may be limited. Six customers represented 62% of ACE*COMM’s gross trade receivables balance as of March 31, 2004, with five international customers representing 57% of ACE*COMM’s gross trade receivables balance as of March 31, 2004. Because we depend on a small number of major customers, and many of our customers present potential credit risks for different reasons, our results of operations could be adversely affected by non-payment or slow-payment of receivables. We have also experienced significant losses for doubtful accounts. For a more detailed discussion of doubtful accounts please read the section labeled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Bad Debts”.

We are increasingly subject to the risks and costs of international sales, and failure to manage these risks would have an adverse effect on us

A substantial portion of our revenues are derived from international sales and are therefore subject to the risks of conducting business overseas, including the general economic conditions in each country, the overlap of different tax structures, the difficulty in managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, and longer payment cycles. ACE*COMM derived approximately $7.7 million, or about 56% of its total revenue, from customers outside of the United States for fiscal year 2003 and approximately $5.2 million or about 53% for the first nine months of 2004. To the extent that we have increased our international revenue sources over the last three years, the impact of the risks related to international sales could have an increasing larger effect on our financial condition as a whole.

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

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

During the period covered by this report, ACE*COMM filed the following reports on Form 8-K:

Date Filed	Item Reported On
February 4, 2004	On February 4, 2004, ACE*COMM Corporation issued a press release announcing its financial results for the second quarter of fiscal 2004, which ended on December 31, 2003.

February 13, 2004	On February 13, 2004, ACE*COMM completed its previously announced acquisition of the operations support systems solutions business assets of Intasys from Mamma.com, Inc. pursuant to an Asset Purchase Agreement by and among ACE*COMM, Mamma.com and certain subsidiaries of ACE*COMM and Mamma.com dated January 27, 2004, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE*COMM CORPORATION

May 5, 2004	By	/s/George T. Jimenez

George T. Jimenez
Chief Executive Officer

/s/Steven R. Delmar

Steven R. Delmar
Chief Financial Officer
(Principal Financial Officer)