Form 10-K
period 2004-06-30
ACE COMM CORP
filed 2004-09-14
CIK 1017526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004
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
YES☑                     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):
YES ☐                      NO ☑

As of December 31, 2003, the aggregate market value of the Common Stock held by non-affiliates of the registrant [(i.e. persons who are not directors, officers or affiliated therewith)] was approximately $26,727,101 million (10,777,057 shares of Common Stock at a closing price on the Nasdaq National Market of $2.48 on such date). Outstanding as of December 31, 2003 were 13,719,191 shares of Common Stock.

ACE*COMM CORPORATION
TABLE OF CONTENTS

INTRODUCTION

ACE*COMM Corporation, incorporated in Maryland in 1983, and its wholly owned subsidiaries, Solutions ACE*COMM Corporation, incorporated in Quebec in 1996, ACE*COMM Solutions UK Limited, incorporated in the United Kingdom in 2003 and ACE*COMM Solutions Australia Pty Limited, incorporated in Australia in 2004, and i3 Mobile acquired in December 2003 are referred to in this document collectively as ACE*COMM, unless otherwise noted or the context indicates otherwise.

ACE*COMM’s fiscal year ends on June 30. Unless otherwise noted, all references to years in this document are assumed to be fiscal years. The consolidated financial statements include the accounts of ACE*COMM and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forwarding-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These forward-looking statements relate to future events or the future financial performance of ACE*COMM (as defined below), some or all of which may involve risk and uncertainty. ACE*COMM often introduces a forward-looking statement by such words as “anticipate,” “plan,” “projects,” “continuing,” “ongoing,” “expects,” “management (or ACE*COMM) believes,” or “intend.” Investors should not place undue reliance on these forward-looking statements, which involve estimates, assumptions, risks and uncertainties that could cause actual results to vary materially from those expressed in this Report or from those indicated by one or more forward-looking statements. The forward-looking statements speak only as of the date on which they were made, and ACE*COMM undertakes no obligation to update any of the forward-looking statements. In evaluating forward-looking statements, the risks and uncertainties investors should specifically consider include, but are not limited to, demand levels in the relevant markets for ACE*COMM’s products, the ability of ACE*COMM’s customers to make timely payment for purchases of its products and services, the risk of additional losses on accounts receivable, success in marketing ACE*COMM’s products and services internationally, the effectiveness of cost containment strategies, as well as the various factors identified in this annual report on Form 10-K which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in “Business — Backlog”, “Business – Proprietary Rights and Licenses”, “Selected Financial Data”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors Affecting Future Operating Results”. Investors should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date in which they are made, and ACE*COMM undertakes no obligation to update any forward-looking statements.

PART I

ITEM 1. BUSINESS

General

We are a provider of advanced operations support systems (OSS) solutions for telecommunications (“telecom”) service providers and enterprises. Our solutions are applicable to a range of networks, from legacy through next-generation, that include wired, wireless ,voice, data, multi-media, and Internet communications. These products and services include the analytical tools required for customers to extract information from their own operating networks - information customers can use for revenue assurance, to reduce costs, to accelerate time-to-market for new services, and to provide more effective customer care. As a result of the acquisition in February 2004 of certain assets of Intasys, we now also offer interoperable wireless customer care and billing and electronic payment solutions for operators in both developed and emerging markets around the world. We market the Intasys customer care and billing solutions and the ACE*COMM line of Convergent Mediation™ product lines to telecommunications carriers and Internet communications service providers, and the ACE*COMM NetPlus® Enterprise Operations Support System (or NetPlus® EOSS) and other products primarily to large enterprises.

We believe that as telecommunications carriers and service providers focus on improving their financial position, enhancing profitability, increasing operational efficiencies, and adding new services to increase revenues, they will require more use of the network and infrastructure and generate more usage data for billing and accounting functions. Wireless operators are launching new data networks in which content plays a major role. Data traffic is growing, and we believe products designed to enable network users to make use of the data they generate will becoming increasingly useful. OSS solutions, such as our customer care, billing, and mediation systems, can be increasingly important for operators. In the enterprise sector, an increased focus on telecom cost management has created opportunities for telemanagement solutions such as the ACE*COMM NetPlus® line of products.

Over the past few years, the decline in the telecommunications and Internet communications industries has caused a significant reduction in spending by service providers in these industries. This has resulted in a significant reduction in our revenues, from U.S., Canadian, and European customers in particular. We responded to this industry decline in demand by reducing its overhead and other costs, and conserving cash resources. In 2004, we perceived the first increase in demand from service providers in over three years. Demand from enterprise users is still being adversely affected by industry conditions, and we cannot predict when the demand from this sector will have the long-awaited improvement that we still expect to occur. Our management believes that if and when the long anticipated upturn in the telecom industry does occur, it will provide significant opportunities for companies in the OSS market space, particularly in North America, and that OSS solutions will become important to the telecom recovery as they are used to increase revenue, reduce operating expenses, conserve capital, and promote customer stability.

Over the past year, we saw potential in the telecommunications market to acquire additional technologies to complement our core solutions, build our product and service offerings and give us greater access to potential new markets. A first step in this growth strategy was the completion of the acquisition in December 2004 of the cash and other assets of i3 Mobile, Inc., a mobile communications services firm that had ceased operation. Completion of this first transaction gave us the liquidity need to broaden our product offerings and expanding our geographic presence through acquisition and consolidation.

The next step in our growth strategy was to add key customer care and billing capabilities to our OSS solutions product line. This was achieved through the acquisition of certain assets of Intasys of Montreal, Canada. Management believes that this acquisition strengthens our position in the wireless mobile market sector. Intasys had been providing OSS products and services to the communications industry for more than 10 years, accumulating a base of 35 implementations in five countries.

These OSS products are comprised of billing, customer care, and electronic bill presentment and payment solutions that were specifically designed for the Tier-2 and Tier-3 wireless network service provider. They integrate all of the operational functions required to effectively manage wireless communications operations, including rating and discounting, billing, customer care, stock management, payments, and reporting. They have been deployed around the world in both developed and developing countries, and offer comprehensive wireless billing and customer care capabilities in a small but sophisticated package that is easy to install and operate. The Intasys solutions for wireless carriers are complementary to our existing convergent mediation offerings, and provide potential for growth in both the wireline and wireless markets. In addition to offering the Intasys product line as a complement to our existing line of products, we plan to integrate the subscriber-centric technologies into our other products to create a more complete OSS solution that targets Tier 2 and Tier 3 telecommunications service providers worldwide.

We have been focusing over the last four years on non-domestic customers, and have experienced an increase in revenue from outside of North America, although the increase has not been sufficient to offset the decline in revenues from the North American market. In fiscal year 2004, 56% of our revenues were derived from outside of North America. During the past fiscal year we added new customers and expanded to new geographical areas. In the carrier and service provider marketplace we secured the following new business:

•	a broadband data mediation project for VSNL - a leading Indian carrier with growing broadband service offerings;

•	a project to provide a complete customer care, billing, and mediation solution to the Bahamas Telecommunications Company – a mobile carrier with a new, next-generation GSM network - in partnership with Sentori Inc;

•	a network data collection project for Kunming Tel in Kunming City - the capital city and largest metropolitan area in Yunnan Province; and

•	a country-wide mediation project with Giza Systems for Telecom Egypt.

The Giza Systems project spans all of Egypt, includes data collection hardware, software and services for over 400 network elements, and could result in revenues in the millions of US dollars over its lifespan. Management believes this to be the largest mediation contract awarded in the telecom sector in the past two years.

In the enterprise arena, despite continuing poor demand, we expanded our vertical market capabilities with a NetPlus® EOSS installation contract for the Chicago Board of Trade to manage elements of the Chicago exchange’s voice digital and analog telecommunications network. We added new government agency customers, including the State of Nevada Department of Information Technology; the Federal Aviation Administration (FAA), and Fairfax County in Virginia, which purchased our NetPlus® solutions products.

Products and Services

     Solutions for telecommunications carriers and Internet service providers

We offer a robust and award-winning suite of OSS solutions backed by significant technological expertise. For voice, data, fixed and mobile networks, we provide an interoperable suite of offerings that can help customers lower their operating costs, expedite time-to-market for new services, assure revenues, provide optimized billing, and improve performance metrics. These include:

     Convergent Mediation™

For telecommunications and Internet service providers worldwide, we offer product-based solutions for the collection, management, and distribution of network usage data. These solutions enable service providers to collect, manage, and process call data from a wide range of sources, including next-generation and other data networks, wireless and radio networks, and traditional voice switches.

     IP Mediation

Our mediation software plays a key role in IP networks. It accepts data from various network elements (e.g., softswitches, media servers, signaling gateways, service development platforms), and transforms it into industry-standard billing data structures that can be used by virtually any billing system, including a service provider’s legacy voice billing system.

     Billing Mediation

As part of our line of Convergent Mediation™ solutions, our billing mediation products encompass a full range of functions and technologies from capture and collection, through to data management and presentation. These solutions provide complete OSS vendor independence by creating a layer of abstraction between the network elements and the billing system.

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

     Performance Management

Performance management with our solutions includes both the technical functioning of the network and its commercial performance, provides key information on the level of revenue generated, how it is generated, how much is lost to leaks, and the value added (or lost) through partner agreements.

     Churn-risk Management

The ACE*COMM N*Score product enables service providers to rank their customers according to a user-specified scoring system. N*Score cross-references known customer turnover-risk (churn) factors against customers’ actual usage patterns and uses that information to identify and rank high-risk customers. The information generated by N*Score gives service providers and other customers more information about the risk of losing particular customers, permitting them to correct customer services or others issues before their client decides to terminate service.

     Data Collection

Our data collection solutions support usage-sensitive billing with flexible, configurable, efficient, and reliable collection from virtually any type of network element. They include several inter-related technologies that can be used together or as stand-alone installations, depending on a customer’s network and data collection needs.

     Rating

N*Rate is the rating module for our Convergent Mediation™ solutions. It applies either a cost or a price to each record being processed, based on rate/cost tables. Rating can be by origin, destination or other parameters, and can enable functions such as wholesale billing, while costing enables functions such as least-cost-routing analysis or intercarrier invoice reconciliation and validation.

     Wireless / Subscriber Billing

Our billing solution, JBill, is specifically designed to meet the billing and customer care business needs of the fast-growing wireless Tier 2 and Tier 3 network operator and service provider markets. JBill integrates all the billing and accounting functions required to effectively manage wireless communications operations.

     Electronic Bill Payment & Presentment (EBPP)

Our EBPP solution, ViewBill, is a comprehensive multilevel product for managing billing accounts. It can improve interactive self-care by managing complex corporate bills, as well as dealers and resellers. ViewBill provides service providers direct control over a full range of account-related tasks to perform functions that might otherwise go through a call center, retail outlet or other distribution channel.

     Provisioning Gateway

Our Provisioning Gateway (APG) is a service activation gateway that activates and manages subscribers and their services on a network. APG supports multiple service providers sharing one network, and interfaces can be adapted or created for any type of network element.

     IP Centrex and billing system

Our TREX*COMM® collection solution creates an IP Centrex and billing system by processing data from soft switches.

     Geographic markets

We market and sell OSS solutions into the geographic regions described below.

     Canada & U.S.

Our corporate headquarters are located in Gaithersburg, Maryland, close to the District of Columbia, and we operate a development office in Montreal, Canada. North American customers include Level 3 Communications, Birch Telecom, Nextel, and TelCove.

     Latin America

We have maintained a strong presence in Latin America for more than ten years and have completed hundreds of installations throughout the region. Through partner relationships, support offices in Mexico, Guatemala, and Colombia provide customers with local support in their native language. Our customers include Telmex, IUSACELL, CODETEL, and Telefonica Moviles Mexico.

     Europe

We have established a European customer-base through OEM relationships with industry leading equipment manufacturers such as Siemens AG, Alcatel, and Marconi. We are working with Northrop Grumman (formerly TRW Inc.) and British Telecom (BT) to provide the call event-processing component of the UK’s Airwave mmO2 Public Safety Radio Communications project. Most recently, we have added a development and support office in Edinburgh, Scotland, as a result of our acquisition of Intasys.

     Middle East and Africa

Since 1995, we have maintained a presence in the Middle East and Africa through regional partnerships with companies like Giza Systems Engineering, Fujitsu Siemens, MOSECO Jordan, and ACT. Our systems are installed in various locations in Morocco, Egypt, Qatar, Kuwait, Saudi Arabia, and the Palestinian Territories.

     Asia Pacific

With over ten years of experience in the region, we have developed a base of customer and partner relationships in Asia-Pacific. We are extending our initial focus on the traditional switching sector to address the needs of complex IP and next-generation mediation technologies, as well as mobile customer care and billing technologies. Our systems are installed in Australia, China, Singapore, the Philippines, Japan, Australia, Taiwan, Indonesia, Malaysia, Korea, and Bhutan. ACE*COMM maintains an office in Shanghai with a staff focused on business development activities in China. Most recently, we have added a sales, support, and development office in Bundall, Australia, through our Intasys acquisition, to focus on sales and customer maintenance for the Asia-Pacific region.

     Solutions for large enterprises

We offer network telecommunications management (telemanagement) products and services to large enterprises, which include government agencies, military organizations, educational institutions and “Fortune 1000” size organizations. Our principal product for these customers is the NetPlus® Enterprise Operations Support System (EOSS). It can be used on multi-vendor/multi-protocol voice, data, and video networks, and is scalable to accommodate numerous network sizes and locations. NetPlus® enables enterprises to improve service and control costs by managing various aspects of their networks, including alarm and fault resolution, cabling and facilities management, convergent billing, charge back billing, cost control and recovery of lost data. NetPlus® also provides enterprise customers with the ability to automate maintenance of their networks by providing automated work orders and trouble tickets, and to manage their inventory and switching equipment configuration.

Our newest version of the product, NetPlus® 6 EOSS, features a platform based on the n-tiered Java 2 Enterprise Edition (J2EE) architecture, which is an architecture that represents the combined expertise of a collaborative industry effort and has wide industry support from key middleware vendors. This version represents an improvement in flexibility, extensibility, and mobility over present-day systems. The new version’s browser-based interface is expected to eliminate the need for time-consuming client installation and upgrades, and includes a configurable Workflow Engine that enables information technology (IT) departments to further automate labor and paper-intensive processes for improved network operating efficiency and data accuracy.

     Target market segments

ACE*COMM markets and sells NetPlus® into the following vertical markets:

     Federal government agencies and military installations

We design large scale, secure, high-availability network management systems for Federal government agencies at installations in the U.S. and abroad.

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

     Large enterprises (Fortune 1000)

The business of enterprise network communications management continues to evolve rapidly. Not only has the technology advanced, but the scope of this set of management functions has also expanded. As a result, today’s large enterprise network and IT managers face many complex challenges in defining the role of network communications and

IT management, and in establishing systems that work together to realize their full potential. NetPlus® provides these organizations with the ability to manage communications and IT systems from an enterprise-wide OSS.

Core capabilities

ACE*COMM’s NetPlus® has the capability to resolve problems associated with technology convergence, implementing new types of network services, managing mergers and acquisitions, and the increasing demand for more equitable and accurate methods for chargeback of IT and communications.

Our network communications management products provide enterprise customers with the following range of capabilities:

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

     Invoice Management

NetPlus® offers detail, summary, and historical reports for all account transactions and saves invoice, payment and charge information for transfer to a general ledger system.

     Flex-eBill™ Invoicing

An applications that allows for the specifying of different invoice configurations and arrangements for different customers. It provides a simple interface for customizing the look of invoices and creating carrier-grade graphic invoices.

     SLA Engine

A flexible Service Level Agreement (SLA) Engine used to define, monitor, and enforce specific models and policies for service levels between the enterprise, its telecommunications service providers, and its customers.

     Automated Switch/Server Interface (ASI)

Automated switch and server provisioning is provided through the NetPlus® Automated Switch/Server Interface (ASI). ASI updates network device records as work orders are processed by “talking” to the device and configuring it according to the work order request.

     Cost Management

A suite of functions aimed at controlling costs, which includes automatic validation and reconciliation of communications vendor billing, the virtual elimination of lost billing data, the elimination of recovery expenses from bad or missing data, and the optimization of usage of bandwidth and facilities.

     Professional Services and Support

Our services are generally delivered in conjunction with our network management products. Our professional service team assists customers in implementing its products, educates users, and provides maintenance and technical support. Implementation services include identification of technical requirements, solution design, product testing, and installation and integration. Our systems integration partners often provide additional expertise on international contracts and orders. We provide comprehensive educational courses to its customers, alliance partners, and employees so they can acquire the knowledge and skills necessary to deploy, use and maintain our solutions. ACE*COMM also offers train-the-trainer programs that enable its customers to conduct their own internal end-user training. Our maintenance and technical support services include help desk support, problem resolution, software maintenance and scheduled software upgrades. We provide technical support for its products from its Gaithersburg, Maryland headquarters and utilizes the Web, telephone, electronic mail and, if necessary, on-site assistance to respond to and resolve our customers’ technical questions. International customers are supported either directly by ACE*COMM or by third-party vendors trained by ACE*COMM.

We believe that a high level of customer support is critical to our continuing success in developing relationships with end users and its strategic partners.

Quality

ACE*COMM maintains an ISO 9001 standard Quality Management Program to monitor the quality of its products and has an internal Quality Management Committee to set quality objectives for ACE*COMM and a Quality Assurance Department to implement and monitor compliance with the applicable procedures.

Sales and Marketing

We market and sell product–based network communications and data management solutions directly through our sales force. ACE*COMM concentrates its sales efforts on a range of service providers, from small start-ups to large established communication providers that offer voice and data services, including Internet-based services. We complement our direct sales with indirect sales through our strategic alliances with operators, original equipment manufacturers (OEMs), and resellers. These alliance partners give our direct sales force a global reach and provide significant leads and referrals. We believe that alliances with companies that are well known in the industry lend credibility and help to gain additional market acceptance for ACE*COMM products.

We also team with or serve as the prime contractor on larger opportunities that require fully integrated solutions from more than one provider. All forms of sales generally require the efforts of an ACE*COMM sales representative. During 2004, we increased our sales personnel and geographic coverage by hiring additional sales personnel and through the acquisition of Intasys customers and sales personnel.

Over the past two years, we have derived greater than one half of its revenues from products delivered or services performed outside of the United States consistent with our focus on sales opportunities outside of North America. Products delivered or services performed outside of the United States represented approximately 59 percent, 56 percent and 45 percent of total revenues in fiscal years 2004, 2003, and 2002, respectively. See Note 15 of the Notes to Financial Statements for a summary of our revenue by geographic area.

Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During 2004, we had 12 major customers, which we define as customers generating $250,000 or more in revenues during the period; and together the major customers represented approximately 64% of total revenues. Giza/Telecom Egypt Project represented approximately 20% of total revenues, Siemens AG represented approximately 8% of our total revenues, and Northrop Grumman contributed approximately 6% of total revenues. During 2003, we had 12 major customers representing 76% of total revenues. Siemens AG represented approximately 20% of our total revenues and Northrop Grumman contributed 10% of total revenues earned during 2003. During 2002, we had 20 major customers representing 86% of total revenues. The average revenues earned per major customer were $0.7 million in 2004, $0.9 million in 2003 and $0.8 million in 2002.

The sales process for new contracts or orders generally requires a significant investment of time and money and takes from several months to several years. This process involves senior executives, sales representatives and support personnel, and typically requires presentations, demonstrations, field trials, and lengthy negotiations. We spend significant time consulting with strategic partners and end users to adapt our products to meet end user requirements and to determine their evolving requirements for updates and enhancements.

Strategic Alliances

To assist in developing, marketing, and distributing its products effectively and as part of our marketing efforts, we have established strategic alliances with several large organizations: telecommunication and Internet equipment manufacturers, computer equipment manufacturers, telecom systems integrators, and other organizations. Each alliance is designed to accomplish one or more of the following: develop products designed to meet the needs of the alliance partner or its customers, establish a joint marketing relationship to include our products in systems sold by the partner, create a reseller channel for our products, or jointly provide customer support to end users. These strategic alliances enable us to leverage relationships within the industry to enhance our market development.

Each alliance typically involves a formal agreement between ACE*COMM and a strategic alliance partner, pursuant to which the parties agree that ACE*COMM will develop and sell products for use by the partner, or by its customers who are in such cases the end users of our products. Each agreement specifies the terms of the alliance, which may include off-the-shelf products and/or parameters for product development and product specifications, product pricing, the terms of intellectual property ownership, and the responsibilities of each partner for system integration, proposal drafting, sales and marketing. Once the products are developed, the strategic alliance partner will issue specific orders to us from time to time to purchase products, subject to the terms of the overall agreement. The products are generally purchased and paid for by the partner for resale to its customers directly or as part of a larger system installation. Sales to a strategic alliance partner may vary from period to period, depending on the timing of orders, which in turn may depend on a number of factors, including the completion of our product development, the partner’s marketing and sales efforts to its customers, the timing of orders from the partner’s customers, and various internal financial, strategic and other factors specific to a partner or any of its customers. Accordingly, sales to a partner in one period are not necessarily predictive of sales to the partner in future periods.

We classify our alliances into OEM and Reseller/SI (systems integrator) categories. The following is a list of our current significant strategic alliances:

     OEM

Strategic alliance partners in this category encompass original equipment manufacturers that embed our technologies into their solutions for end-users.

     Compagnie Financiere Alcatel (Alcatel) – Our Convergent Mediation™ solutions collect usage information from specific Alcatel switches owned and operated by carriers, providing the billing information carriers need. In 2003, ACE*COMM became an Alcatel ‘Connected Partner’ for the provision of mediation technology to enable usage-sensitive billing for service providers who operate X.25, frame relay, ATM, and VoIP networks.

     Cisco Systems, Inc. – we have developed the Cisco Billing and Measurement Server, or BAMS, based on its Convergent Mediation™ products. BAMS is a software application platform designed to co-exist within the framework of the Cisco products VSC3000, SC2200, and other applications where the VSC core software application is utilized.

     Zhone Technologies, Inc. (formerly Gluon Networks, Inc). – We provide our Convergent Mediation™ technology for embedding into Zhone’s CLX local switching solution for telecom service providers.

     Marconi Corporation, PLC – We provide Convergent MediationTM solutions that work in conjunction with Marconi’s ServiceOn Management® suite of products.

     Motorola, Inc. – We provide Convergent Mediation™ solutions, integrated into the Mobile Data Gateway switch, that collect and format call detail records for electronic transmission to a billing center.

     Resellers & Systems Integrators

Strategic alliance partners in this category encompass leading hardware and software vendors or integrators who are resellers for our products.

     General Dynamics Corporation – As a General Dynamics subcontractor for network management products, we install and support NetPlus® at multiple military facilities.

     Giza Systems – We provide our mediation and OSS solutions to Giza’s customers such as Telecom Egypt. Giza Systems is a leading integrator in the Middle East region representing world leaders in areas such as: networking, telecommunications, telemedicine, and video conferencing.

     Huawei Technologies - We provide our solutions to Huawei to address customers’ OSS requirements. Huawei Technologies is a Chinese high-tech enterprise which specializes in research and development (R&D), production and marketing of communications equipment, providing customized network solutions for telecom carriers in optical, fixed, mobile and data communications networks.

     MOSECO Jordan – Our alliance agreement with MOSECO Jordan covers sales and support activities to address the operations support systems requirements of the Middle East region’s communications service providers.

     NetSource America Inc. – we have signed NetSource as a reseller to offer NetPlus® as part of its suite of software solutions and outsourced services focused on managing communications and IT infrastructures to large enterprises in the Midwest.

     Northrop Grumman Corporation (formerly TRW, Inc). – We provide subcontract services for its Convergent Mediation™ platform to Northrop Grumman for the real-time usage data management, warehousing and analysis requirements of a digital radio service in the United Kingdom.

     Science Applications International Corporation, or SAIC – We provide mediation expertise to SAIC’s broad consulting experience to supply comprehensive mediation solutions to large carriers – particularly in the wireless sector.

     Siemens AG – We sell our Enterprise telemanagement operations support and Convergent Mediation™ solutions outside the United States through Siemens AG, who serves as a prime contractor.

     Unisys Corporation – We have an arrangement with Unisys to collectively design and deploy NetPlus® as part of an overall Unisys offering to state government customers.

     Zoom Networks - We provide Convergent Mediation™ solutions for bundling into comprehensive offerings for Zoom’s customers, who are primarily in the Chinese wireless and next-generation networks market sectors.

     ZTE Corporation - We provide our solutions to ZTE to address customers’ OSS requirements. ZTE Corporation is China’s largest listed telecommunications equipment provider specializing in offering customized network solutions for telecom carriers worldwide.

     Technology Partners

Alliances in this category encompass leading hardware or software vendors whose products may either be integrated with ACE*COMM solutions to provide additional value to our customers, or for whom We provide a third party solution to enhance and extend the functionality of their products to address customer requirements.

     Avaya - We are a DeveloperConnection (DevConnect) Program member. Our NetPlus® EOSS communications management system is interoperable with Avaya’s platforms.

     Business Objects - ACE*COMM solutions work with Business Objects. Business Objects solutions transform corporate data into a valuable resource that employees, partners, and customer can access, report, and share. The result is enhanced productivity and improved decision-making capabilities.

     Computer Associates - ACE*COMM solutions work with CleverPath Forest & Trees (formerly known as Forest & Trees) — a rapid and visual application development environment for creating dynamic, web-based business intelligence applications.

     Halcyon - ACE*COMM solutions work with the Halcyon Sun Management Center. The Sun Management Center agent comes directly from Sun Microsystems, and is a superior agent for monitoring and managing Sun hardware, from the Ultra-5 to the Sun Fire 15K.

     Nortel Networks - We are a Nortel Networks Developer Program member. The Nortel Networks Developer program is designed to meet the needs of Nortel Networks customers worldwide by creating relationships with innovative companies whose products and solutions complement Nortel Networks communications platforms.

Oracle ® - We are an Oracle® Partner Program (OPP) member and provides proprietary solutions for integration with Oracle ® software.

Remedy - We are a Remedy Alliance Advantage partner and provides third-party solutions that can be integrated with Remedy products to enhance and extend their capabilities.

Sun Microsystems - We are a Sun Microsystems iForce Partner. Sun’s iForce Initiative brings together Sun and its best of breed partners worldwide to deliver proven solutions that reduce cost and time to market.

Veritas - ACE*COMM solutions work with Veritas’ Data Protection and High Availability products.

Vertel - ACE*COMM solutions work with Vertel’s M*Ware(TM) development platform. M*Ware is a standards-based product specialized to enable rapid development of multi-protocol network applications.

      Industry Affiliations:

We seek to stay at the forefront of rapidly evolving technologies, and to better serve our customers by participating in the collective efforts of influential industry associations and forums, and the markets they support. Our industry affiliations include:

     ACUTA - the Association for Telecommunications Professionals in Higher Education, is an international non-profit educational association serving colleges and universities. ACUTA’s Corporate Affiliate members represent all categories of telecommunications vendors who serve the college/university market.

     AeA- (formerly the American Electronics Association), the nation’s largest high-tech trade association, is the accepted voice of the U.S. high-tech industry that offers solutions for improving members competitiveness and bottom-line results by offering management development programs, executive networking, public policy leadership and other valuable services.

     AFCEA — we are a corporate associate member of the Armed Forces Communications and Electronics Association (AFCEA). AFCEA is a non-profit international association that serves as a bridge between government requirements and industry capabilities, representing the top government, industry, and military professionals in the fields of information technology, communications, and intelligence.

     GSA - is a centralized federal procurement and property management agency created by Congress to improve government efficiency and help federal agencies better serve the public. It acquires, on behalf of federal agencies, office space, equipment, telecommunications, information technology, supplies, and services.

     INAAU - The International Alliance of Avaya Users’ mission is the user group for customers of Avaya, Inc. products and services. ACE*COMM influences product, service, and policy direction for the benefit of the membership, and shares value-added global business communications solutions with the membership through open communications forums.

     IPDR.org - is an open consortium of leading service providers, equipment vendors, system integrators, and billing and mediation vendors collaborating to facilitate the exchange of usage and control data between network and hosting elements and operations and business support systems by deployment of IPDR standards.

     ISO - The International Organization for Standardization (ISO) is a worldwide federation of national standards bodies from some 130 countries whose mission is to promote the development of standardization and related activities in the world with a view to facilitating the international exchange of goods and services, and to developing cooperation in the spheres of intellectual, scientific, technological and economic activity.

     Just-US - is an independent, not-for-profit association of Siemens Enterprise Networks Users established to assist telecommunications and data networking professionals navigate the maze of new technologies through access to a user’s network of experience and influence.

     NASTD - the Association for Telecommunications Professionals in State Government, is a member-driven organization whose purpose is to advance and promote the effective use of telecommunications technology and services to improve the operation of state government.

      SIP Center - is a portal for the commercial development of SIP software. The Session Initiation Protocol (SIP) is a signaling protocol used for establishing sessions in an IP network.

     TIA - is a full-service national trade organization with membership of 900 large and small companies that provide communications and information technology products, materials, systems, distribution services and professional services in the United States and around the world.

     USTA - is the premier trade association representing service providers and suppliers for the telecom industry. USTA’s 1,200 member companies offer a wide range of services, including local exchange, long distance, wireless, Internet and cable television service.

Backlog

We define backlog as signed contracts or purchase orders for delivery of our products generally within the next year. Our backlog at June 30, 2004, 2003, and 2002 equaled approximately $12.1 million, $4.3 million and $4.9 million, respectively. We have experienced fluctuations in our backlog at various times. We anticipate that $9.3 million of the backlog at June 30, 2004, will be shipped during fiscal 2005. Although we believe that our entire backlog consists of firm orders, our backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the delivery of complex systems. Backlog, as defined, does not include contracts that require the further issuance of purchase orders.

Our contracts are large and technically complicated and require a significant commitment of management and financial resources from its customers. The development of a contract is typically a lengthy process because it must address a customer’s specific technical requirements and often requires internal approvals that involve substantial lead-time. Accordingly, we may experience significant variations in revenue from quarter to quarter, as a result of delays in contract signing or contract order deliveries. In addition, contracts that involve software deliveries may involve customization of the product to specific customer requirements, which can delay final delivery of the order. No assurance can be given that current backlog will necessarily lead to revenue in any specific future period.

Competition

Competition in the markets for ACE*COMM products is driven by rapidly changing technologies, evolving industry standards, frequent product introductions and enhancements, and rapid changes in customer requirements. To maintain and improve our competitive position, we must continue to develop and introduce value-added, timely and cost-effective new products, features and services that keep pace with technological developments and emerging industry standards. In addition, we must consistently address the increasingly sophisticated needs of our customers. We expect continued intense competition in the telecommunications, Internet service provider and enterprise network markets.

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

In the telecommunications and Internet service provider markets, our current and prospective competitors include:

•	large service providers who develop full-system products internally, tailored to their particular specifications,

•	other companies, such as Comptel Corporation and Narus, Inc., that can provide data collection, mediation components, and data storage capabilities,

•	vendors that supply more inclusive products, such as Intec, and EDB Telesciences,

•	telecommunications equipment manufacturers that provide network products, such as Lucent Technologies, Inc., and Ericsson,

•	companies that provide OSS software applications for carriers, such as MetaSolv Software, Inc.,

•	companies that supply product components, such as Ericcson-Hewlett-Packard and Fujitsu,

•	companies that provide billing and customer care applications, such as Amdocs Limited, Convergys, Martin-Dawes, UshaComm and Portal Software, Inc., and

•	companies that develop custom solutions, such as EDS Inc. and Computer Sciences Corporation.

ACE*COMM generally ranks its competition in the overall mediation market into the following three segments: single system mediation that is IP-focused, complex mediation that is circuit-switched and packet-capable, and complex mediation with other OSS functionality. Regarding the first of the three market segments, “single system mediation that is IP-focused”, we believe our products demonstrate distinct advantages to the single-system, IP-focused service provider, as our products can expand to fulfill wider system needs. Regarding the second of the three segments, “complex mediation that is circuit-switched and packet-capable”, we believe our advantages are derived from our considerable experience in and ability to handle multiple protocol system deployments. We believe it stands up well against other vendors in the third, “complex mediation with other OSS functionality” segment. The competing vendors in this segment are those with close ties to large switch or OSS vendors. We believe that we match these competitors feature-for-feature, and also offer switch/OSS vendor independence.

In terms of the Intasys customer care and billing products, we believe its competitive advantage is derived from its “bundled” approach which requires very little systems integration, its provisioning and serial tracking capabilities, its longstanding relationship with Vodafone UK, and its focus on mobile technologies.

In the enterprise network market, our current and prospective competitors include:

•	companies that provide products for telephony networks, such as Paetec Communications, Inc., Peregrine Systems, Inc., Stonehouse Technologies, Inc., and Veramark Technologies, Inc.,

•	companies that provide products for data networks, such as Remedy Corp. and Computer Associates International, Inc., and

•	system integrators such as Accenture, Cap Gemini Ernst & Young and KPMG.

Our NetPlus® EOSS, like all OSS solutions, can be considered high-priced when compared to conventional element and network management systems. However, we believe that pricing can be misleading since an effective OSS has the potential to radically improve IT effectiveness and efficiency. We believe that the competitive advantages of the NetPlus® solution lie in its ability to improve IT operations, achieve significant cost savings by identifying excessive usage patterns or incorrect billing; provide a bridge between older PBX based voice equipment and newer VoIP based systems, and provide a significant amount of customization support to enable NetPlus® to interface to existing management and network infrastructure. We also provide highly integrated capabilities across the FCAPS (fault, configuration, accounting, performance, and security management) functionality mapping, but does so from an enterprise perspective. Consequently, we believe that NetPlus® defines what is essentially a new market: Enterprise OSS.

We believe that our ability to compete in our markets depends in part on a number of competitive factors outside our control, including the ability of others to develop technology that is competitive with our products, the price at which competitors offer comparable products and services, the extent of competitors’ responsiveness to customer needs, and the ability of our competitors to hire, retain and motivate key personnel. We compete with a number of companies that have substantially greater financial, technical, sales and marketing capabilities in addition to other resources, as well as greater name recognition. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than us. There can be no assurance that our current or potential competitors will not develop products comparable or superior to those developed by us, or adapt more quickly than we do to new technologies, evolving industry trends or changing customer requirements.

Research and Product Development

Our research and development efforts are focused on developing new products to meet the growing needs of our customers and on improving existing products by incorporating new features and technologies. However, we believe that the timely development of new products and enhancements is essential to maintaining our competitive position in the marketplace. In our research and development efforts we work closely with customers, end users and leading technology vendors, in tailoring new features that are subsequently incorporated into future versions of products available to all customers. We continually review opportunities to license technologies from third parties when appropriate based on timing and cost considerations. Research and development expenses were $1.2 million, $0.3 million, and $0.8 million in 2004, 2003, and 2002, respectively. As a percent of revenues, research and development expenses were approximately 9% in 2004, 3% in 2003, and 4% in 2002. In addition, we acquired in process research and development projects from Intasys in fiscal 2004 valued at approximately $1.2 million.

Proprietary Rights and Licenses

We currently hold a patent on our N*USAGE® technology and also rely on a combination of copyright, trademark, contract and trade secret laws and statutory and/or common law to maintain our proprietary rights to our other products. We believe that patent protection is effective for some product technologies, but because of the rapid pace of technological change in the telecommunication and software industries, patent protection for other products is a less significant factor in our success than the knowledge, ability and experience of our employees, the frequency of product enhancements and the timeliness and quality of support services provided by us.

We generally enter into confidentiality agreements with our employees, consultants, customers and potential customers and limits access to, and distribution of, our proprietary information. Use of our software products is usually restricted to specified locations and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products. We also seek to protect our software, including the source code, as a trade secret and as copyrighted work.

We cannot guarantee that the steps taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. If third parties infringe upon or misappropriate our copyrights, trademarks, trade secrets or other proprietary information, we could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Claims against us, either successful or unsuccessful, could result in significant legal and other costs that may be a distraction to management. We have primarily focused on intellectual property protection within the United States but have expanded that scope to selected international markets. Protection of intellectual property outside the United States will sometimes require additional filings with local patent, trademark, or copyright offices, as well as the implementation of contractual or license terms different from those used in the United States. Protection of intellectual property in many foreign countries is weaker and less reliable than in the United States. If our business expands into foreign countries, costs and risks associated with protecting our intellectual property abroad will increase.

Employees

At June 30, 2004, ACE*COMM employed 142 full and part-time employees. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Risk Factors Affecting Future Operating Results

Because of our reliance on significant customers and large orders, any failure to obtain a sufficient number of large contracts could have a material adverse effect on our revenues for one or more periods

A significant portion of our revenue comes from large financial commitments by a small number of customers, including both telecommunications carriers and large enterprises. We expect to continue to depend on a limited number of customers in any given period for a significant portion of our revenue and, in turn, to be dependent on their continuing success and positive financial results and condition. These large customers may result from one-time competitive procurements or from repeat purchases from distributors, OEMs or other strategic partners. We may not prevail in one or more of the procurements, and our distributors may increase or suspend purchases of our products and services at any time. If we fail to continue to receive orders from such customers, or if any one or more of these customers suffers a downturn, our financial results will suffer.

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

The adverse conditions in the telecommunications industry are materially and adversely affecting us

Our business and financial results are highly dependent on the telecommunications industry and the capital spending of our customers. Over the past three or four years capital spending by telecommunication companies has been at reduced levels and may continue to be at such levels or even decrease further. Various commentators have attributed the decrease in spending to the decline in the telecommunications industry in particular and economic conditions in general. Telecommunications products and services are increasingly becoming commodities that cannot easily be distinguished with intense competition in the development of new technology or other features and increasing competition from smaller but rapidly developing alternative carriers. The reduction of spending by companies in the telecommunication industries has caused, and may continue to cause, a significant reduction in our revenues. Although we recently noted an increase in demand from certain types of customers, other areas of our business have experienced continued weakness in demand and unwillingness of customers to spend significant sums on procuring new software on OSS solutions products or services.

Continuing market consolidation may reduce the number of potential customers for our products

The North American communications industry has experienced significant consolidation. In the future, there may be fewer potential customers requiring operations support systems and related services, increasing the level of competition in the industry. In addition, larger, consolidated communication companies have strengthened their purchasing power, which could create a decline in our pricing structure and a decrease of the margins we can realize. These larger consolidated companies are also striving to streamline their operations by combining different communications systems and the related operations support systems into one system, reducing the number of vendors needed. The continuing industry consolidation may cause us to lose more customers, which would have a material adverse effect on our business, financial condition and results of operations.

Unless we continue to maintain existing strategic alliances and develop new ones, our sales will suffer

Our results could suffer further if we are unable to maintain existing and develop additional strategic alliances with leading companies that provide telecommunications services or that manufacture and market network equipment. If we are not able to maintain or develop these strategic alliances, we will not be able to expand our distribution channels and provide additional exposure for our product offerings. These relationships can take significant periods of time and work to develop, and may require the development of additional products or features or the offering of support services we do not presently offer. Failure to maintain particular relationships may limit our access to certain countries or geographic areas unless and until we are able to enter into new relationships with companies that can offer improved access.

Many of our telecommunications customers involve credit risks for us

Many of our customers present potential credit risks, and we are dependent on a small number of major customers. The majority of our customers are in the telecommunication services industry and government sector, or are in the early stages of development when financial resources may be limited. Five customers represented 57% of our gross trade receivables balance as of June 30, 2004, with one international customer representing 24% of our gross trade receivables balance as of June 30, 2004. Because we depend on a small number of major customers, and many of our customers present potential credit risks for different reasons, our results of operations could be adversely affected by non-payment or slow-payment of receivables. We have also experienced significant losses for doubtful accounts. For a more detailed discussion of doubtful accounts please read the section labeled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Bad Debts.”

Our products must be continuously updated to work with changing technology and demand for our products could be impacted by any competitors introducing more advanced technology

Our OSS solutions must be compatible with and add value to our customer’s existing systems and networks, and that compatibility and value-add must be maintained as these systems and networks change over time. To maintain and improve demand for our products, we must continue to develop and introduce value-added, timely and cost-effective new products, features and services that keep pace with technological developments and emerging industry standards. Any failure to do this will limit the market into which we can sell our products and services. Further, customers are always looking for the most advanced technology available, within certain price ranges. To the extent that competitors can offer more advanced technology within a given price range our sales would be adversely affected.

We are increasingly subject to the risks and costs of international sales, and failure to manage these risks would have an adverse effect on us

A substantial portion of our revenues are derived from international sales and are therefore subject to the risks of conducting business overseas, including the general economic conditions in each country, the overlap of different tax structures, the difficulty in managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, and longer payment cycles. ACE*COMM derived approximately $8.1 million, or about 59% of our total revenue, from customers outside of the United States for fiscal year 2004. To the extent that we have increased our international revenue sources over the last three years, the impact of the risks related to international sales could have an increasing larger effect on our financial condition as a whole.

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

ITEM 2. PROPERTIES

ACE*COMM leases space at four principal office locations: Gaithersburg, Maryland; Montreal, Canada; Edinburgh, Scotland; and Queensland, Australia. We believe that our facilities are adequate for our current needs and that suitable additional space will be available as required. The Gaithersburg office is our corporate headquarters and is used for product assembly, software and engineering development, professional services and support, sales, and administration. The following sets forth information concerning our significant facilities:

	Square		Current
Location	Footage	Lease Expiration	Annual Rent
Gaithersburg, Maryland	24,289	November 30, 2008	$566,000 (subject to annual increases of approximately $17,000 and allocated operating costs each year)

Montreal, Quebec, Canada	3,415	June 30, 2006	$84,000

Leith Edinburgh, Scotland	4,171	January 27, 2010	$113,000

Bundall, Queensland, Australia	2,119	March 31, 2005	$27,000

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

Common Stock Prices

Our common stock is traded on the Nasdaq Small-Cap Market under the symbol “ACEC”.

The following table sets forth for the periods indicated the highest and lowest bid prices at the 4:00 close for the shares of common stock reported on the Nasdaq Small-Cap Market.

	Year Ended June 30,
	2004		2003
	High	Low	High	Low
1st Quarter	$1.99	$0.96	$1.05	$0.48
2nd Quarter	2.95	1.60	1.19	0.32
3rd Quarter	3.38	2.16	1.11	0.86
4th Quarter	2.83	2.16	1.09	0.55

As of December 31, 2003 the market price of ACE*COMM common stock was $2.48.

Common Stockholders

As of September 7, 2004 there were 13,768,380 common shares outstanding and held by 127 shareholders of record.

Dividends

We have never declared or paid cash dividends on the Common Stock. ACE*COMM currently intends to retain earnings, if any, to finance the growth and development of our business and does not anticipate paying cash dividends in the foreseeable future. The future payment of cash dividends, if any, is within the discretion of the Board of Directors and will depend on the future earnings, capital requirements, financial condition and future prospects of ACE*COMM and such other factors, as the Board of Directors may deem relevant. Under the term of our line of credit, ACE*COMM cannot pay or declare dividends without the approval of our bank.

Equity Compensation Plan Information

The following table shows information about the securities authorized for issuance under our equity compensation plans as of June 30, 2004:

			(c)
	(a)	(b)	Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	1,854,890	$3.92	941,026
Equity compensation plans not approved by security holders	198,205	$5.83	0
Total	2,053,095	$4.10	941,026

Item 6. SELECTED FINANCIAL DATA

The selected financial data presented below for each of our fiscal years in the five-year period ended June 30, 2004 and as of June 30, 2004, 2003, 2002, 2001, and 2000 are derived from the audited financial statements of ACE*COMM.

	Year Ended June 30,
	2004	2003	2002	2001	2000
	(in thousands except per share data)
Statement of Operations Data:
Revenue	$13,671	$13,794	$18,094	$24,179	$33,766
Gross profit	5,830	6,255	8,982	10,844	19,413
Net (loss) income	$(5,898)	$(1,982)	$(3,988)	$(6,927)	$2,198
Net (loss) income per share:
Basic	$(0.49)	$(0.21)	$(0.43)	$(0.75)	$0.24

Diluted	$(0.49)	$(0.21)	$(0.43)	$(0.75)	$0.23

	June 30,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,881	$1,570	$3,530	$5,770	$4,386
Working capital	3,969	3,941	4,702	7,879	13,335
Total assets	10,331	8,244	10,402	14,943	22,785
Long-term liabilities	—	—	44	323	597
Total liabilities	4,863	3,419	4,071	4,686	5,866
Stockholders’ equity	5,468	4,825	6,331	10,257	16,919

Selected Quarterly Financial Data

The following table presents certain unaudited statement of operations data for each quarter of 2004 and 2003. This data has been derived from our unaudited financial statements and has been prepared on the same basis as our audited financial statements, which appear in this Annual Report on Form 10-K. In the opinion of our management, this data includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such data. Such quarterly results are not necessarily indicative of future results of operations. This information is qualified by reference to, and should be read in conjunction with, our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal Three Months Ended
	2004				2003
	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,
	2003	2003	2004	2004	2002	2002	2003	2003
	(in thousands except per share data)
Statement of Operations Data:
Revenue	$2,464	$2,414	$4,842	$3,951	$4,091	$4,071	$2,369	$3,263
Gross profit	925	696	2,707	1,502	2,318	2,200	260	1,477
Net income (loss)	(980)	(1,517)	(1,399)	(2,002)	91	81	(1,853)	(301)
Net income (loss) per share:
Basic	$(0.10)	$(0.14)	$(0.10)	$(0.15)	$0.01	$0.01	$(0.19)	$(0.03)

Diluted	$(0.10)	$(0.14)	$(0.10)	$(0.15)	$0.01	$0.01	$(0.19)	$(0.03)

Our quarterly operating results have in the past and will in the future vary significantly as a result of the timing of contract execution, receipt of purchase orders, and performance of the work or completion of delivery. Large contracts or orders are typically preceded by long sales cycles and, accordingly, the timing of such a contract or order has been and will continue to be difficult to predict. Certain contracts or orders require additional tailoring to customer requirements and, accordingly, vary in timing of delivery. The failure to obtain or delays in the completion of one or more large contracts or orders, for any reason, could have a material adverse effect on our results of operations and financial condition.

The timing of large contracts or orders depends on a variety of factors affecting the capital spending decisions of our customers, which in turn can affect our quarterly operating results. These factors include changes in governmental regulation, changes in the customer’s competitive environment, changes in industry-specific economic conditions, pricing policies by ACE*COMM or its competitors, personnel changes, demand for our solutions, the number, timing and significance of new technologies developed by either ACE*COMM or our competitors, the ability of ACE*COMM to develop, introduce and market new and enhanced versions of our products on a timely basis, and the mix of direct and indirect sales and general economic factors.

Our sales cycle, from initial contact to contract execution, order and delivery, also varies substantially from customer-to-customer and from project-to-project. The purchase of our products generally involves a significant commitment of customer capital and management time. The sales cycle associated with the purchases of our products is subject to a number of additional significant risks, including customer’s budgetary constraints and internal acceptance reviews, over which we have little or no control. The delivery cycle varies depending on the extent to which the contract or order requires tailoring to a customer’s requirements and the extent to which such requirements are fixed in advance or developed over time.

Our revenues in any quarter are substantially dependent on orders booked, products delivered, and services performed. Because our operating expenses are based, in part, on anticipated revenue levels and because a high percentage of our expenses are relatively fixed, a delay in the recognition of revenue from even a limited number of contracts, or the absence of anticipated orders, or a delay in adjusting operating expenses to lower actual or anticipated revenues could cause significant variation in operating results from quarter-to-quarter and could cause net income to fall significantly short of anticipated levels.

Based upon all of the foregoing, we believe that quarterly revenue and operating results are likely to continue to vary significantly in the future and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter our revenue or operating results will be below the expectation of public market analysts and investors. In such event, the price of the Common Stock could be materially adversely affected.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ACE*COMM delivers enterprise telemanagement applications and advanced Convergent Mediation™ and Operations Support Systems solutions to wired and wireless voice, data, and Internet communications providers. Our solutions are tailored to each customer’s needs and consist of hardware, software and related services that enable the capture, security, validation, correlation, augmentation, and warehousing of data from network elements and the distribution of this data in appropriate formats to OSS (“Operations Support Systems”) and BSS (“Business Support Systems”) operations. Our solutions also provide for centralized management and security of enterprise networks. After completing the acquisition of technology and other assets of Intasys Billing Technologies in the quarter ending March 31, 2004, ACE*COMM now offers Intasys’ line of wireless OSS products and has commenced integrating the Intasys technologies into our convergent mediation products.

ACE*COMM derives revenues primarily from the sale of our products, including hardware and software, and related services. ACE*COMM enters into formal arrangements that provide for single or multiple deliverables of hardware, software and services. These arrangements are formalized by either a simple purchase order or by more complex contracts such as development, reseller or master agreements. These arrangements are generally U.S. dollar denominated and typically have an aggregate value of several thousand to several million dollars and vary in length from 30 days to several years, as in the case of master agreements. Agreements spanning several years are normally implemented in smaller statements of work or orders that are typically deliverable within three to twelve months. Our customers, including resellers, do not possess the right of return or exchange.

More frequently, we are entering into multiple element arrangements that do not involve significant modification or customization of the related software. In these instances, ACE*COMM allocates revenue to each element of the arrangement based on objective evidence of the element’s fair value.

When an agreement provides for significant modification or customization of software, or when our system integration and product development are essential to the functionality of the software, revenues related to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis. Any hardware or post-contract customer support provided for under the terms of the agreement is unbundled. Hardware revenue is recognized upon delivery, which usually occurs upon transfer of title, and post-contract customer support is recognized ratably over the term of the arrangement.

Most of our professional services are delivered in conjunction with our solutions and are sometimes essential to the functionality of other elements of the arrangement. However, ACE*COMM does sell unbundled services; and, in these instances, ACE*COMM generally recognizes revenue as the services are performed.

Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During 2004, ACE*COMM had 12 major customers, which ACE*COMM defines as generating $250,000 or more in revenues, that together represented approximately 64% of total revenues. Giza Systems, our largest customer in fiscal year 2004, represented approximately 20% of total revenues, and Siemens AG contributed approximately 8% of total revenues. During 2003, ACE*COMM had 12 major customers representing 76% of total revenues. Siemens AG represented approximately 20% of total revenues and Northrop Grumman contributed 10% of total revenues earned during 2003. During 2002, ACE*COMM had 20 major customers representing 86% of total revenues. Siemens AG represented approximately 17% of total revenues and Northrop Grumman contributed 11% of total revenues earned during 2002. The average revenues earned per major customer were $0.7 million in 2004, $0.9 million in 2003, and $0.8 million in 2002.

To counteract the pressure on revenues from the prolonged downturn in demand in the telecommunications industry, we have been pursuing a growth strategy designed to expand our product line and areas of distribution. The recent acquisition of i3 Mobile and the purchase of assets from Intasys are results of this strategy. During the past three fiscal years, we have experienced significant net losses from operations, primarily due to reduced demand from our North American telecommunications customers. To offset the effects of the current lower North American demand, we continue to target sales efforts toward what it believes to be a growing market for our Convergent Mediation™ solutions outside of North America and to acquire revenues by expanding our customer base and product offerings through acquisition. During the year, we increased our revenues from outside of North America, in particular from the Middle East and Europe as a result of a previously announced order from Telecom Egypt and the purchase of the assets of Intasys. Results for the year showed significant revenue and results of operations improvement in these areas excluding the one time charge for in process research and development.

On December 5, 2003, to improve our liquidity position, we consummated the acquisition of i3 Mobile, Inc. under a merger agreement executed in September 2003. The acquisition was effected through the issuance of approximately 3.8 million of shares of our common stock. We accounted for the merger as a financing transaction and recorded the issuance of our common stock at the negotiated value and i3 Mobile’s cash on hand and liabilities assumed. Because i3 Mobile ceased all revenue producing operations in March 2003 and we have no intention to revive i3 Mobile’s business subsequent to the Merger, the Merger does not possess the characteristics of a business combination found in both Regulation S-X and Financial Accounting Standard No. 141, Business Combinations, and EITF Issue 98-3 Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets of a Business. As such, no goodwill resulted from this transaction as we did not employ purchase accounting.

On February 12, 2004, we completed our previously announced acquisition of OSS solutions assets of Intasys from Mamma.com, Inc. We paid $2.0 million for the purchase of the intellectual property, customers, fixed assets and transaction related expenses. There is up to an additional $250 thousand of consideration that may be paid based upon certain earn-out provisions of the asset purchase agreement to be determined during our next fiscal year. Due to the uncertainty surrounding this earn-out, we intend to account for additional consideration which might be paid, if any, when it becomes known and probable.

In accordance with FAS 142, we have allocated the purchase price based on an economic valuation of the purchased assets. Based upon this valuation, we recorded an intangible asset of $845 thousand which is being amortized over sixty months related to the purchased customers and technology of Intasys. Additionally, we recorded a charge of $1.2 million in the third quarter associated with the purchase of in process research and development.

The acquisition of i3 Mobile and the purchase of certain assets from Intasys are expected to help us expand our revenues, product line and geographic presence. We plan to pursue additional acquisitions or other strategic arrangements as well as the expansion of our sales and marketing efforts to increase revenues outside the North American market. We also expect to focus for the next several months on integrating the acquired companies, training sales personnel on new products, contacting existing customers about cross selling opportunities and finding new customers for our expanded product line.

We have also focused our sales resources on opportunities for our NetPlus EOSS products. During 2004 two large customers substantially completed their purchases under existing contracts and were evaluating next generation solutions. As a result, these customers purchased significantly less from us in 2004. In early fiscal 2005 we were notified that we had been awarded a multi year contract for our next generation solution from one of these customers. We believe that this award will reverse the decline in revenues in our enterprise business beginning in 2005.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations or require the application of significant judgment by our management. The following is a brief discussion of these critical accounting policies:

Revenue Recognition

ACE*COMM derives revenues primarily from products, where a combination of hardware, proprietary licensed software, and services are offered to customers. These products are typically formalized in a multiple element arrangement involving application of existing software capabilities or modification of the underlying software and implementation services. Our software licenses to end-users generally provide for an initial license fee to use the product in perpetuity. Operational Support Systems revenue is recognized on a monthly basis based upon the number of telephone subscribers of our customers.

More frequently, we are entering into multiple element arrangements that do not involve significant modification or customization of the related software. In these instances, ACE*COMM recognizes revenue in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” and allocates revenue to each element of the arrangement based on objective evidence of the element’s fair value based on internal price listings developed by ACE*COMM. Revenue for software licenses in these instances is recognized upon delivery (i.e., transfer of title), when a signed agreement exists, the fee is fixed and determinable, and collection of the resulting receivable is probable. The amount allocated to our maintenance contracts is recognized ratably over the term of the respective maintenance period.

In situations when our products involve significant modification or customization of software, or when our systems integration and product development are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered. Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis.

When our contracts contain extended payment terms, we defer recognition of revenue until amounts become due pursuant to payment schedules and no other uncertainties regarding collectibility exist. We correspondingly defer a proportionate amount of contract cost which will be matched against the deferred revenue when recognized. Should management make the determination that previously deferred revenue will not be recognized, the corresponding amount of deferred contract cost will be charged to expense at that time.

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

Results of Operations

The following sets forth selected consolidated data as a percentage of revenue for each of the following years ended June 30:

	Years Ended June 30,
	2004	2003	2002
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	57.3%	54.7%	50.4%
Selling, general and administrative	68.1%	57.0%	67.5%
Research and development	17.5%	2.5%	4.3%

Loss from operations	(42.9)%	(14.2)%	(22.2)%
Net interest expense	(0.2)%	(0.2)%	0.2%

Loss before income taxes	(43.1)%	(14.4)%	(22.0)%
Provision (Benefit) for income taxes	0.0%	0.0%	0.0%

Net Loss	(43.1)%	(14.4)%	(22.0)%

Revenues

Total revenues in 2004 were $13.7 million compared to $13.8 million in 2003 and $18.1 million in 2002. Total revenues decreased $0.1 million or 0.7% in 2004 and $4.3 million or 24% in 2003, in each case as compared to the prior year.

Revenue growth depends, in part, on the overall demand for our product-based solutions and on sales to large customers. Because our sales are primarily to telecommunication and Internet service providers and enterprises, our ability to generate revenue also depends on specific conditions affecting those providers and on general economic conditions. The decrease in revenues over the past three years reflects the continuing weak industry-specific and general economic conditions negatively impacting demand for our products and services, primarily in North America.

Additionally, our largest customer completed its purchases under our existing contract and initiated a procurement for a next generation solution.

Revenue from sales to network service providers decreased 2.5% from $7.3 million to $7.1 million for fiscal year 2004 and represented approximately 52% of total revenue. This decrease was primarily the result of a decline in revenues in China offset by an increase in revenues in the Middle East.

Revenue from sales to enterprises decreased 35.6% from $6.5 million to $4.2 million during fiscal year 2004, and represented approximately 31% of total revenue. Revenues declined primarily as a result of a continued decline in purchases from two of our primary customers (U.S. Army and Air Force) and reduced demand, reflecting continuing weak conditions in the telecommunications sector.

Revenue from sales of Operations Support Systems solutions was $2.4 million during fiscal year 2004 and represents 17% of total revenue. These revenues are derived principally from our new product line purchased from Intasys in February 2004.

Backlog was $12.1 million, as of June 30, 2004, compared to $4.3 million as of June 30, 2003. This amount includes $4.7 million related to a new product line based in large part on assets purchased from Intasys in February 2004, an increase of $1.9 million related to Network Service Providers and an increase of $1.2 million related to Enterprise sales. We define backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services to be provided to customers generally within one year. We have experienced fluctuations in our backlog at various times. It anticipates that $9.3 million of the backlog at June 30, 2004, will be recognized during fiscal year 2005. Although we believe that our entire backlog consists of firm orders, our backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the contracting process.

Revenues in 2004 were at approximately the same level as 2003 and significantly less than 2002. Revenues increased from the inclusion of five months of the revenues from a new product line based in large part on assets purchased from Intasys in February 2004, offset by a decline in revenues from enterprise customers who had nearly completed their purchases under existing contracts. We believe that as a result of the inclusion of the revenues from the asset purchase of Intasys for a full year and the revenues generated from our backlog will increase in 2005. At this time, we cannot predict whether the increase in revenues will enable us to make a profit during 2005.

Cost of Revenues

Our cost of revenue consists primarily of direct labor costs, direct material costs, and allocable indirect costs. The expenses for services provided by certain alliance partners in connection with the installation and integration of our products may also be included.

Cost of revenue was $7.8 million in 2004, $7.5 million in 2003, and $9.1 million in 2002, representing 57.3%, 55%, and 50% of total revenues in each year, respectively. Cost of revenues increased $0.3 million or 4% in 2004 primarily as the result of the inclusion of the costs associated with the operations of the recently acquired Intasys assets offset by a decrease in other costs and decreased $1.6 million or 17% in 2003, as compared to the prior year, reflecting a decrease in labor and labor related costs, as we further decreased staffing levels in response to the continuing decline in demand for our products within the telecommunications sector.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of costs to support our sales and administrative functions. Sales expenses consist primarily of salary, commission, travel, trade show, bid and proposal, and other related selling and marketing expenses required to sell our products to target markets. General and administrative expenses consist of provision for doubtful accounts and unallocated costs related to our information systems infrastructure, facilities, finance and accounting, legal, human resources and corporate management.

Selling, general and administrative expenses were $9.3 million in 2004, $7.9 million in 2003, and $12.2 million in 2002, representing 68%, 57%, and 68% of total revenues in each year, respectively. Selling, general and administrative expenses increased $1.4 million or 18% in 2004, decreased $4.4 million or 36% in 2003 and decreased $3.9 million or 24% in 2002, as compared to each prior corresponding period. The increase in 2004 results from the additional selling, general and administrative costs associated with the acquisition of assets from Intasys, and increase in the allowance for doubtful accounts and an increase in selling expenses for our existing product lines. The decrease in 2002 and 2003 is primarily the result of a continuing effort to reduce expenses, which includes company and employee initiated reductions in personnel, and reductions in rent, travel, consulting and professional fees.

We recognized a net provision for doubtful accounts of $0.5 million in 2004, compared to a net provision for doubtful accounts of $0.1 million in 2003 and $0.7 million in 2002, representing an increase of $0.4 million in 2004 and a decrease of $0.6 million in 2003 in each case as compared to the corresponding period of the prior year. During 2004, one of our customers experienced negative financial conditions to the extent which required us to provide extensively for its respective receivable, as compared to 2003 in which very few of our customers experienced negative financial conditions.

We believe that these difficulties will not continue to be encountered with our current customers. However, existing or future customers’ ability to pay us may be adversely impacted by unfavorable economic conditions or by other factors.

Research and Development Expenses

Research and development expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of our products such as JBill Global and NetPlus.

Research and development expenses were $1.2 million in 2004, compared to $0.3 million in 2003 and $0.8 million in 2002. Research and development expenses increased $0.9 million or 253% in 2004 and decreased $.4 million or 56% in 2003 and $0.9 million or 53% in 2002, as compared to each prior corresponding period. Research and development expenses represented 9% of revenues in 2004, 3% of revenues in 2003, and 4% of revenues in 2002. The increase in research and development in 2004 is primarily due to the inclusion of the research and development expenses associated with the acquisition of assets of Intasys. The decrease in research and development in 2002 and 2003, over the prior corresponding periods, reflects a decrease in resources applied to research and development.

We were selective in approving new projects and in some instances discontinued projects that were not related to the development of Convergent Mediation TM solutions. In some instances we charge our customers for development which we include in cost of revenues. Based upon the uncertain North American market, we decided to explore opportunities to license or acquire new technology from third parties as a strategy for expanding our product offerings. The purchase of the assets of Intasys is an example of this strategy. During 2004, we accelerated the development efforts for certain of our products to meet customer demands. We did not capitalize software development costs in 2004, 2003 or in 2002 because our product development methodology generally establishes technological feasibility near the end of the development process.

Liquidity and Capital Resources

Asset and Cash Flow Analysis

At June 30, 2004 our primary source of liquidity were cash and cash equivalents of $2.9 million, and also a $3.5 million working capital line of credit. Cash and cash equivalents were $1.6 million at June 30, 2003, and $3.5 million at June 30, 2002. The cash and cash equivalents balance increased by $1.3 million, or 81%, in 2004 and decreased by $1.9 million, or 54%, in 2003, in each case as compared to the corresponding period of the prior year. The increase in 2004 was primarily the result of the inclusion of cash acquired from i3 Mobile offset by the operating loss for the year and the purchase of assets of Intasys. The decrease in 2003 was primarily the result of funding operating losses offset by non- cash items such as depreciation and amortization expenses. Cash and cash equivalents were 28% of total assets at June 30, 2004 compared to 19% at June 30, 2003.

Working capital was $4.0 million at June 2004, $3.9 million at June 30, 2003, and $4.7 million at June 30, 2002. Working capital increased $0.1 million, or 2%, in 2004, decreased $0.8 million, or 16% in 2003 and decreased $3.2 million, or 41%, in 2002, in each case as compared to the corresponding period of the prior year. The decrease in working capital in 2003 was primarily the result of operating losses, net of depreciation and amortization in excess of purchased assets offset by the net increase in working capital acquired in the i3 Mobile transaction.

Accounts receivables decreased $262,000, or 5% at June 30, 2004, and increased $1.0 million, or 25% to $4.8 million at June 30, 2003. Five customers represented 57% of our gross trade receivables balance as of June 30, 2004, with one international customer representing 24% of our gross trade receivables balance as of June 30, 2004. The decrease in accounts receivable at June 30, 2004 is primarily the result of the receipt of payments from some aged receivables and a decrease in revenues in the fourth quarter of 2004 offset by the inclusion of receivables from the purchased assets of Intasys. The increase in accounts receivable at June 30, 2003 is primarily the result of an increase in international customers who traditionally have taken longer to pay and to an increase in instances where payments are scheduled over an extended period of time, in no case greater than one year.

Our operating activities used $5.0 million in cash during 2004, $2.5 million in cash during 2003, and used $1.7 million in cash during 2002. The changes between years in cash flows from operating activities are principally due to changes in net income (loss) after adjustments for non-cash charges such as depreciation and changes in working capital amounts. Changes in accounts receivable balances are typically the most significant component of working capital and fluctuate as a result of the timing and volume of our revenues and other factors.

Net cash used for investing activities was $2.5 million in 2004 due to the contract rights purchased from Intasys and cash used for investing activities was $0.1 million, and $0.3 million, in 2003, 2002, respectively, representing capital purchases of computer equipment.

Our financing activities generated cash of $8.9 million in 2004, primarily resulting from the common stock issued associated with the i3 Mobile transaction and generated $0.7 million in 2003 and used cash of $0.2 million in 2002. We had positive cash flows from financing activities in 2003 as a result of additional borrowings and net cash generated from a strategic partner acquiring 475,000 shares of our common stock. No significant financings took place during 2002. Additionally, borrowings and other financial obligations resulted in a net cash inflow of $0.1 million in 2004, $0.2 million in 2003, and an outflow of $0.3 million in 2002.

Cost Containment Program

As a result of declining revenues during the past three fiscal years, we have initiated numerous cost reduction measures which have significantly lowered operating expenses. During the past three fiscal years the number of full time employees, excluding assets purchased from Intasys, have been reduced. This reduction was designed to reduce costs without materially impacting our ability to maintain our historical levels of customer involvement and technological innovation, especially in areas of focus such as China. Additionally, we have developed contingency plans to reduce expenses further, should revenues levels warrant such action.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2004 and the effect such commitments could have on our liquidity and cash flows in future periods.

	Payments Due by Period
	(amounts in thousands)
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases	$3,530	$828	$1,528	$1,108	$66

We have commercial commitments of an accounts receivable backed line of credit that expired on August 10, 2004. The outstanding balance at June 30, 2004 was $0.55 million. We also have issued standby letters of credit for security deposits for office space and to guarantee service contracts and is summarized in the following table. The standby letters of credit have a one-year term and renew annually.

	Amount of Commitment Expiration Per Period
	Total Amounts
Other Commercial Commitments	Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Standby Letters of Credit	$222,611	$222,611	$—	$—	$—

Line of Credit

We have a loan and security agreement with Silicon Valley Bank, renewed effective July 31, 2003 which expired on August 10, 2004. The bank has extended our current agreement until October 15, 2004, while we negotiate a new loan agreement. Under this agreement, we may borrow based upon the amount of its approved borrowing base of eligible accounts receivable, up to a maximum of $3.5 million. The line of credit has sub limits of $500,000 for letters of credit and $1.25 million for U.S. Export Import Bank usage. We can draw up to 80% of our eligible accounts receivable under the master line, and up to 90% of our eligible foreign accounts receivable under the U.S. Export Import Bank sub limit line. Amounts borrowed bear interest at a rate equal to the bank’s prime rate plus 200 basis points per annum, with a minimum rate of 4.75% per annum, charged on the average daily balance of advances outstanding, payable monthly and calculated on a 360-day year basis. We also pay certain costs and expenses of the bank in administering the line, and paid non-refundable fees of $31,250 in 2002 and $41,250 in 2003. The receivables comprising the borrowing base must not be more than 90 days aged, must not be in dispute, and must conform to other eligibility requirements. As of June 30, 2004 $2,556 was available under the line of credit. Our obligations under the Agreement are secured by a security interest in all of our assets and intellectual property. Advances made to us are payable in full upon demand in the event of default under the agreement. Financial covenants under the loan and security agreement require us to maintain certain net income figures on a monthly basis and also to maintain a $0.75 million unrestricted cash requirement per month. As of June 30, 2004, we were not in compliance with the net income covenant. This non compliance was waived by the bank with our most recent extension.

Under the terms of our corporate headquarters’ office lease, we maintain a letter of credit under our line of credit with our bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by us under the lease. The letter of credit required under the lease for fiscal year 2004 is $135,000. The letter of credit will decrease in fiscal year 2005 to $124,333 and will continue to decrease annually thereafter through fiscal year 2008. As of the date of this filing, we were not subject to any draw against this letter of credit by the landlord. We also maintain other customer related letters of credit issued by the Bank to support specific terms and conditions of customer orders. The aggregate of these customer related letters of credit total approximately $222,611 at June 30, 2004 and they, too, are secured under our line of credit with our bank.

Liquidity Position

We have incurred significant net losses from operations during fiscal years 2002, 2003, and 2004 primarily due to decreased demand for its products from the North American telecommunications market. As a result of declining revenues, ACE*COMM has initiated numerous cost reduction measures which have significantly lowered operating expenses. Additionally, ACE*COMM has developed contingency plans to reduce expenses further, should revenues decline below projected levels.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk related to any borrowings under our line of credit. As of June 30, 2004, borrowings outstanding under our line of credit was approximately $545,000. Our market risk sensitive instruments do not expose us to material market risk exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Our Financial Statements, together with the independent accountants’ reports thereon, appear at pages F-1 through F-19 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 30, 2003, we filed on Form 8-K, announcing that we had engaged the services of Grant Thornton, LLP as our new independent auditors, replacing Ernst & Young LLP. We had no disagreements with Ernst & Young LLP on matters related to accounting and financial disclosure.

ITEM 9A.	DISCLOSURE OF CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, our disclosure controls and procedures are effective in timely alerting them to any material information relating to us and our subsidiaries required to be included in our Exchange Act filings.

There were no significant changes made in our internal controls over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information concerning Directors of the Company required by Item 10 is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report, and will be contained therein under the heading “Election of Directors.”

Executive Officers

The information concerning executive officers of the Company required by Item 10 is set forth in Item 1 hereof under the heading “Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 12 is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for the Item 13 is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.

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

Schedule II – Valuation and Qualifying Accounts S-1

(a)(3)	EXHIBITS

3.5	(A)	Articles of Amendment and Restatement dated August 19, 1996.

3.6	(A)	By-laws of ACE*COMM as amended to date.

4.1	(A)	Form of Specimen of Common Stock Certificate. Code of Conduct

10.1	(D)	Lease Between New Boston Fund and ACE*COMM as Tenant dated December 30, 2002

10.13	(B)*	Form of Non-Qualified Stock Option Grant Agreement (certain executive officers — fiscal 1997)

10.14	(B)*	Form of Non-Qualified Stock Option Grant Agreement (certain executive officers — fiscal 1997)

10.35	(D)*	2000 Stock Option Plan for Directors

23.1	(D)	Consent of Grant Thornton LLP, independent auditors

23.2	(D)	Consent of Ernst & Young LLP, independent auditors

31.1	(D)	Certification of Chief Executive Officer

31.2	(D)	Certification of Chief Financial Officer

32	(D)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the identically numbered exhibit filed as an exhibit to our Registration Statement on Form S-1, File No. 333-25439

(B)	Incorporated by reference to the identically numbered exhibit filed as an exhibit to our Form 10-K, filed October 1, 1997.

(C)	Incorporated by reference to our Proxy Statement, dated October 17, 2000.

(D)	Filed herewith

*	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

(b)	REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE*COMM CORPORATION

By:	/s/George T. Jimenez

George T. Jimenez
Chief Executive Officer

Date: September 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/George T. Jimenez	Chief Executive Officer and Chairman of the Board
	(Principal Executive Officer)	September 14, 2004
(George T. Jimenez)

/s/Steven R. Delmar (Steven R. Delmar)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 14, 2004

/s/Paul G. Casner, Jr.	Director	September 14, 2004

(Paul G. Casner, Jr.)

/s/Gilbert A. Wetzel	Director	September 14, 2004

(Gilbert A. Wetzel)

/s/Harry M. Linowes	Director	September 14, 2004

(Harry M. Linowes)

/s/Matthew J. Stover	Director	September 14, 2004

(Matthew J. Stover)

/s/J. William Grimes	Director	September 14, 2004

(J. William Grimes)

ACE*COMM CORPORATION

INDEX TO FINANCIAL STATEMENTS

     The following Financial Statements of the Registrant are filed as part of this report:

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
ACE*COMM Corporation

We have audited the accompanying consolidated balance sheets of ACE*COMM Corporation as of June 30, 2004, and June 30, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years ended June 30, 2004. These financial statements are the responsibility of ACE*COMM’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ACE*COMM Corporation as of June 30, 2004, and June 30, 2003, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the two years ended June 30, 2004, and June 30, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Grant Thornton, LLP

Vienna, Virginia
August 6, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
      of ACE*COMM Corporation

We have audited the accompanying ACE*COMM Corporation statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements are the responsibility of ACE*COMM’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended June 30, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia
August 12, 2002

ACE*COMM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	June 30,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$2,881	$1,570
Accounts receivable, net	4,246	4,825
Inventories, net	573	700
Deferred contract costs	571	—
Prepaid expenses and other	257	265
Other current assets	304	—

Total current assets	8,832	7,360
Property and equipment, net	592	875
Other assets, principally acquired intangibles, net	907	9

Total assets	$10,331	$8,244

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings	$545	$433
Accounts payable	591	636
Accrued expenses	1,484	341
Accrued compensation	724	706
Deferred revenue	1,519	1,303

Total liabilities	4,863	3,419

Commitments and contingencies (Note 12 )
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 45,000,000 shares authorized, 13,761,182 and 9,807,440 shares issued and outstanding	138	98
Additional paid-in capital	28,475	21,933
Other comprehensive loss	(41)	—
Accumulated deficit	(23,104)	(17,206)

Total stockholders’ equity	5,468	4,825

Total liabilities and stockholders’ equity	$10,331	$8,244

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended June 30,
	2004	2003	2002
Revenue	$13,671	$13,794	$18,094
Cost of revenue	7,841	7,539	9,112

Gross profit	5,830	6,255	8,982
Selling, general and administrative	9,304	7,861	12,231
Research and development	1,226	347	780
In process research and development acquired	1,160	—	—

Loss from operations	(5,860)	(1,953)	(4,029)
Interest expense	32	29	(41)

Loss before income tax provision	(5,892)	(1,982)	(3,988)
Income tax provision	(6)	—	—

Net loss	$(5,898)	$(1,982)	$(3,988)

Basic net loss per share	$(0.49)	$(0.21)	$(0.43)

Diluted net loss per share	$(0.49)	$(0.21)	$(0.43)

Shares used in computing net loss per share:
Basic	12,068	9,557	9,308

Diluted	12,068	9,557	9,308

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
			Additional	Other
			Paid-In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance, June 30, 2001	9,264	$93	$21,400	$—	$(11,236)	$10,257
Employee stock purchase plan	68	1	65	—	—	66
Stock repurchases	(4)	(1)	(3)	—	—	(4)
Net loss	—	—	—	—	(3,988)	(3,988)

Balance, June 30, 2002	9,328	93	21,462	—	(15,224)	6,331
Employee stock purchase plan	49	—	37	—	—	37
Stock repurchases	(45)	—	(36)	—	—	(36)
Issuance of Common Stock	475	5	470	—	—	475
Net loss	—	—	—	—	(1,982)	(1,982)

Balance, June 30, 2003	9,807	98	21,933	—	(17,206)	4,825
Exercise of common stock options	140	1	191	—	—	192
Employee stock purchase plan	42	1	50	—	—	51
Stock repurchases and warrants	(2)	—	(48)	—	—	(48)
Issuance of warrants to consultant	—	—	164	—	—	164
Foreign currency translation	—	—	—	(41)	—	(41)
i3 Mobile merger	3,774	38	6,185	—	—	6,223
Net loss	—	—	—	—	(5,898)	(5,898)

Balance, June 30, 2004	13,761	$138	$28,475	$(41)	$(23,104)	$5,468

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended June 30,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(5,898)	$(1,982)	$(3,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	707	876	1,248
Provision for doubtful accounts	538	120	701
Loss on disposal of property and equipment	—	22	34
In process research and development costs acquired	1,160	—	—
Non cash compensation associated with issuance of stock warrants to consultant	164	—	—
Changes in operating assets and liabilities, net of effects of merger:
Accounts receivable	41	(1,079)	36
Inventories, net	127	422	238
Prepaid expenses and other assets	(294)	(49)	312
Deferred contract costs	(571)	—	—
Accounts payable	(1,582)	(27)	424
Accrued liabilities	367	(875)	(402)
Deferred revenue	216	70	(268)
Other liabilities	—	(44)	(69)

Net cash used in operating activities	(5,025)	(2,546)	(1,734)

Cash flows from investing activities:
Proceeds from sale of equipment	—	8	—
Purchases of property and equipment	(351)	(122)	(268)
Acquisition of Intasys contract rights and other assets	(2,132)	—	—

Net cash used in investing activities	(2,483)	(114)	(268)

Cash flows from financing activities:
Net borrowings on line of credit	112	224	(272)
Principal payments under capital lease obligation	—	—	(28)
Proceeds from exercise of common stock options	192	—	—
Proceeds from common stock issued	—	475	—
Repurchase of common stock	(48)	(36)	(4)
Proceeds from employee stock purchase plan	51	37	66
Net proceeds from common stock issued in i3 Mobile transaction	8,553	—	—

Net cash provided by(used in) financing activities	8,860	700	(238)

Net decrease in cash and cash equivalents	1,352	(1,960)	(2,240)
Effect of exchange rate change on cash	(41)	—	—
Cash and cash equivalents at beginning of year	1,570	3,530	5,770

Cash and cash equivalents at end of year	$2,881	$1,570	$3,530

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$38	$44	$50
Income taxes	$5	$—	$—

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

ACE*COMM Corporation (the “Company”), incorporated in Maryland in 1983, delivers enterprise telemanagement applications and advanced Convergent Mediation™ solutions to wired and wireless voice, data, and Internet communications providers. ACE*COMM’s technology enables the capture, security, validation, correlation, augmentation, and warehousing of data from network elements and distributes it in appropriate formats to OSS (“Operations Support Systems”) and BSS (“Business Support Systems”) operations. ACE*COMM’s products are tailored to each customer’s needs, providing the capabilities to extract knowledge from their networks—knowledge they use to reduce costs, accelerate time-to-market for new products and services, generate new sources of revenue, and push forward with next-generation initiatives.

ACE*COMM Corporation, incorporated in Maryland in 1983, and its wholly owned subsidiaries, Solutions ACE*COMM Corporation, incorporated in Quebec in 1996, ACE*COMM Solutions UK Limited, incorporated in the United Kingdom in 2003 and ACE*COMM Solutions Australia Pty Limited, incorporated in Australia in 2004, and i3 Mobile acquired in December 2003 are referred to in this document collectively as ACE*COMM, unless otherwise noted or the context indicates otherwise. All inter-company transactions have been eliminated.

We have incurred significant net losses from operations during fiscal years 2002, 2003, and 2004 primarily due to decreased demand for its products from the North American telecommunications market. Losses in 2004 were funded in part by cash acquired in our merger with i3 Mobile (see Note 12). As a result of declining revenues, ACE*COMM has initiated numerous cost reduction measures which have significantly lowered operating expenses. Additionally, ACE*COMM has developed contingency plans to reduce expenses further, should revenues decline below projected levels. Management believes that its current liquidity position (including availability under our line of credit) will be sufficient to fund operations in fiscal 2005.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Loss per Share

The basic net loss per share presented in the accompanying financial statements is computed using weighted average common shares outstanding. Diluted net loss per share generally includes the effect, if dilutive, of potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options) were exercised and converted to common stock. Because of the reported net losses, the effect of including potentially dilutive securities is anti-dilutive and therefore they have been excluded. If stock options had been included, shares used in the diluted loss per share calculation would have increased by 320,380 shares.

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

More frequently, ACE*COMM enters into a multiple element arrangement that does not involve significant modification or customization of the related software. In these instances, ACE*COMM recognizes revenue in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” and allocates revenue to each element of the arrangement based on objective evidence of the element’s fair value based on internal price listings developed by ACE*COMM. Revenue is recognized upon delivery (i.e., transfer of title), when a signed agreement exists, the fee is fixed and determinable, and collection of the resulting receivable is probable. The amount allocated to our maintenance contracts is recognized ratably over the term of the respective maintenance period.

In situations when our products involve significant modification or customization of the related software, or when our systems integration and product development are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered. Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis.

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

When our contracts contain extended payment terms, we defer recognition of revenue until amounts become due pursuant to payment schedules in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition.” We correspondingly defer a proportionate amount of contract cost which will be matched against the deferred revenue when recognized. Should management make the determination that previously deferred revenue will not be recognized, the corresponding amount of deferred contract cost will be charged to expense at that time.

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

Cash and cash equivalents

ACE*COMM considers all investments with an original maturity of three months or less to be cash equivalents. Cash held in foreign bank accounts was $363,000 and $38,000 at June 30, 2004 and June 30, 2003.

Inventories

Inventories consist principally of purchased materials to be used in the production of finished goods and are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. We periodically review our inventories against future estimated demand and usage and either write down or reserve against inventory carrying values.

Property and equipment

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows: equipment and vehicles – 7 years; computer equipment -3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the improvements’ estimated useful lives or related remaining lease terms. Maintenance and repair costs are charged to current earnings. Long-lived assets held and used by ACE*COMM are reviewed for impairment whenever changes in circumstances indicate the carrying value of an asset may not be recoverable.

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

The carrying amounts of debt issued pursuant to our bank credit agreements approximate fair value because the interest rates on these instruments change with market interest rates.

Foreign Currency

The Company’s functional currency for all operations and foreign transaction is the local currency. Gains and losses from the translation of foreign currency into U.S. dollars are included in equity. Gains and losses resulting from foreign currency transactions are included in current results of operations.

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

Transactions for which non-employees are issued equity instruments for goods or services received are recorded by the Company based upon the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more readily measured.

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share would have been changed to the following pro forma amounts:

	Year ended June 30,
	(in thousands, except per share amounts)
	2004	2003	2002
Net loss	$(5,898)	$(1,982)	$(3,988)
Add: Total stock-based compensation expense reported in net loss	—	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards*	(755)	(890)	(1,489)
Pro forma net loss	$(6,653)	$(2,872)	$(5,477)

Earnings per share:
Basic and diluted – as reported	$(0.49)	$(0.21)	$(0.43)
Basic and diluted – pro forma	$(0.55)	$(0.30)	$(0.59)
Weighted average shares:
Weighted average common shares outstanding – Basic	12,068	9,557	9,308
Weighted average common shares outstanding - Diluted	12,068	9,557	9,308

*All awards refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 – awards for which the fair value was required to be measured under Statement 123.

For the purposes of the pro forma amounts shown in Note 2, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model. The weighted-average assumptions included in our fair value calculations are as follows:

	2004	2003	2002
Expected life (years)	3	3	3-8
Risk-free interest rate	2-3%	2%	5-6%
Expected volatility	109-119%	121%	106%
Dividend yield	0%	0%	0%

The weighted average fair value of stock options granted under the stock option plans during the years ended June 30, 2004, 2003 and 2002 was $1.74, $0.41, and $0.73, respectively.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	June 30,
	2004	2003
Billed	$3,913	$3,268
Unbilled	664	1,775
Other receivables	204	-0-
Allowance for doubtful accounts	(535)	(218)

	$4,246	$4,825

Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts; substantially all unbilled receivables are expected to be billed and collected within one year. ACE*COMM recorded a provision for doubtful accounts of $538,000, credited the allowance for recoveries of $28,000 and wrote-off $249,000 in uncollected accounts during the year ended June 30, 2004. During the year ended June 30, 2003, ACE*COMM recorded a provision for doubtful accounts of $120,000 and wrote-off $521,000 in uncollected accounts receivables. At June 30, 2004, approximately 32% of our total billed accounts receivable was older than ninety days and was comprised primarily of international customers who have traditionally taken longer to pay and also customers whose agreed upon invoice terms extended beyond the traditional invoice cycle.

In the quarter ended March 31, 2004, we delivered products pursuant to a contract with a customer in the Middle East. The contract provides for aggregate installment payments totaling $4.2 million to be made over 5 quarters; installments totaling $2.6 million were due on or before June 30, 2004. As of June 30, 2004, $1.5 million of these amounts had been collected and the remainder was included in accounts receivable. In accordance with Statement of Position 97-2, “Software Revenue Recognition,” we will recognize revenue only as amounts become due. Future installments due in each of the next 3 quarters will be recognized as they become due, assuming no issues related to their collectibility are present.

NOTE 4 – INVENTORIES

Inventories consist of the following (in thousands):

	June 30,
	2004	2003
Inventories	$772	$894
Allowance for obsolescence	(199)	(194)

	$573	$700

Provisions for obsolescence totaled $155,000; $120,000 and $160,000 in 2004, 2003 and 2002, respectively, and are included in cost or revenue. Inventory write-offs during the years ended June 30, 2004, 2003 and 2002 were $150,000, $120,000 and, $170,000, respectively.

NOTE 5 – DEFERRED CONTRACT COSTS

As discussed in Note 3, during the third quarter we delivered to a customer in the Middle East a large order that has payment terms that extend beyond one year. We are deferring the recognition of revenue until the due date of the installment payments in accordance with Statement of Position 97-2. Accordingly we have deferred the related costs associated with the future installment payments ($531,000 at June 30, 2004) and we will recognize revenue and the related costs on the due date of the payment. It is anticipated that all the revenue and expense will be recognized over the next three quarters.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	June 30,
	2004	2003
Lab test equipment	$137	$137
Computer equipment	5,424	5,852
Office equipment	749	822
Leasehold improvements	535	466

	6,845	7,277
Less accumulated depreciation	(6,253)	(6,402)

	$592	$875

Depreciation expense of property and equipment amounted to $634,000, $876,000 and $1,064,000 during the years ended June 30, 2004, 2003 and 2002, respectively.

NOTE 7 – CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs are fully amortized as of June 30, 2004 and 2003. Amortization expense of capitalized software amounted to $0, $0, and $184,000 during the years ended June 30, 2004, 2003 and 2002, respectively.

NOTE 8 – BORROWINGS

Lines of Credit

ACE*COMM renewed a Loan and Security Agreement (the “Agreement” or “original Agreement”) with Silicon Valley Bank (the “Bank”) effective August 11, 2003, thereby extending the original agreement secured on July 2, 2002. Per the Agreement, ACE*COMM may borrow up to $3.5 million through the Bank’s approved borrowing base of eligible accounts receivables. The $3.5 million line has sub limits of $0.5 million for Letters of Credit and $1.25 million for Export Import Bank usage. The Bank will pay an advance rate of 80% of the eligible accounts receivables under the master line, and an advance rate of 90% of the eligible foreign accounts receivables under the Export Import Bank sub limit line. As of June 30, 2004 $2,556 was available under the line of credit.

The costs of this Agreement include an interest rate equal to the Bank’s prime rate plus 200 basis points per annum (with a minimum rate of 4.75% per annum) charged on the average daily balance of advances outstanding, payable monthly and calculated on a 360-day year basis; additionally we are required to pay certain costs and expenses of the Bank in administering the line. The applicable interest rate on the borrowings as of June 30, 2004 was 6.75%. The Agreement had a minimum tangible net worth covenant which must be complied with on a monthly basis. The Agreement also subjects the Company to non-financial covenants, including restrictions over dividends.

In March 2004, the Bank and ACE*COMM entered in a Waiver Agreement whereby the covenant was changed to reflect minimum monthly income from operations (exclusive of the one-time charge in connection with the purchase of certain assets of Intasys), the requirements for which are $0.9 million, ($0.75) million, ($0.5) million and $0.75 million respectively for the months March 2004 through June 2004.

Additionally, the new covenant requires ACE*COMM to maintain unrestricted minimum cash of $0.75 million on a weekly basis and $2.5 million on a quarter-end basis. As of June 30, 2004, ACE*COMM was in compliance with the unrestricted minimum cash covenant. However, as of June 30, 2004, we were not in compliance with the minimum monthly income from operations covenant. This non compliance was waived by the bank with our most recent extension. The bank has extended our current agreement until October 15, 2004 while we negotiate a new loan agreement.

ACE*COMM’s obligation under the Agreement are secured by a security interest in all of our assets and intellectual property. Advances made to ACE*COMM are payable in full upon demand in the event of default under the agreement. As of June 30, 2004, there were outstanding borrowings of $545,000 under this Agreement. The Agreement had a maturity date of August 10, 2004, and the bank has extended our current agreement until October 15, 2004, while we negotiate a new loan agreement.

NOTE 9 – RETIREMENT PLAN

ACE*COMM has a 401(k) plan available to employees the first full month after commencement of their employment, provided they are at least 21 years of age. ACE*COMM may make contributions to the plan at its discretion. There were no contributions expensed by ACE*COMM during the years ended June 30, 2004, 2003, and 2002.

NOTE 10 – INCOME TAXES

The primary components of our net deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2004	2003
Tax assets:
Allowance for doubtful accounts	$203	$83
Inventories	244	305
Accrued expenses	123	169
Amortization	447	—
Stock warrants	62	—
Net operating loss carryforwards	13,076	10,109
Tax credit carryforwards	26	26
Other	2	44

Gross deferred tax assets	14,183	10,736

Tax liabilities:
Income on contracts	(253)	(808)
Depreciation	(104)	(30)
Other	—	—

Gross deferred tax liabilities	(357)	(838)

Net deferred tax asset	13,826	9,898
Valuation allowance	(13,826)	(9,898)

Net deferred tax	$—	$—

At June 30, 2004, ACE*COMM had net operating loss carryforwards available to offset future taxable income of approximately $26.1 million federal and $4.5 million in Canada, which will expire from 2006 through 2023. As of June 30, 2004, ACE*COMM also had a alternative minimum tax credit carryforward of approximately $26,000 available to reduce future tax liabilities. These tax credits do not expire.

Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Based on historical net operating losses and no assurance that ACE*COMM will generate any earnings or any specific level of earnings in future years, ACE*COMM established a valuation allowance on the net deferred assets at June 30, 2004 and 2003. Approximately $5.4 million of the valuation allowance as of June 30, 2004 and $5.2 million of the valuation allowance as of June 30, 2003, resulted from the tax benefit of non-qualified stock options that is included within the deferred tax benefit related to net operating loss carryforwards. If the related valuation allowance is released, this portion of the tax benefit will be credited directly to equity.

In 2004, ACE*COMM paid income taxes of $5,000. There were no income taxes paid during 2003 or 2002.

The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision recorded for each year are as follows (in thousands):

	Years ended June 30,
	2004	2003	2002
Income tax benefit at statutory rate	$(2,005)	$(674)	$(1,247)
State income taxes net of Federal benefit	(233)	(78)	(228)
Nondeductible expenses	27	30	33
Change in valuation allowance	2,211	722	1,442

Actual (benefit) provision	$—	$—	$—

NOTE 11 – STOCKHOLDERS’ EQUITY

Employee Stock Purchase Plan

In 1999, ACE*COMM adopted an Employee Stock Purchase Plan (the “Plan”) to provide a method whereby all employees have an opportunity to acquire a proprietary interest in ACE*COMM through the purchase of shares of common stock. The Plan is implemented through common stock offerings in consecutive offering periods, each constituting a calendar quarter. The option price of the common stock, purchased with payroll deductions made during an offering period, is the lower of 85% of the closing price of the common stock on the first eligible trading day of an offering period or 85% of the closing price of the common stock on the last eligible trading day of an offering period. The maximum number of shares of common stock, which may be issued under the Plan, is 480,000 shares. We issued 42,048, 49,268, and 67,932, shares of common stock under the plan in 2004, 2003, and 2002, respectively.

Stock Repurchases

During fiscal 2004, we repurchased 20,000 shares of common stock from a former executive officer at $2.40 per share. During fiscal 2002 and 2003, ACE*COMM repurchased a total of 48,872 shares of common stock at an average per share price of $0.84. During the year ended June 30, 2003, ACE*COMM repurchased 44,872 shares of common stock at an average share price of $0.82. The stock repurchase program expired on September 11, 2002.

Issuance of Common Stock

During fiscal year 2004, we issued 17,383 shares of common stock from the exercise of stock warrants, 139,905 shares of common stock through the exercise of common stock options issued under the Omnibus Stock Plan and 3,774,406 share in conjunction the merger with i3 Mobile, Inc.

Stock Options

Amended and Restated Omnibus Stock Plan (“Omnibus Plan”)

In connection with the Shareholder-approved Omnibus Plan, ACE*COMM may grant nonqualified and incentive stock options to officers and employees. The exercise price of each option granted under the Omnibus Plan is determined by the Compensation Committee, and is limited to a minimum of the fair market value of our Common Stock on the date of grant. The Omnibus Plan also provides for the issuance of restricted or unrestricted stock, stock appreciation rights and phantom stock options. ACE*COMM may grant options under the Omnibus Plan until September 2009.

The terms of option grants and issuances of restricted stock, stock appreciation rights and phantom stock options, including vesting and exerciseability, are determined by the Compensation Committee of the Board of Directors. Options and phantom stock options granted to date vest either immediately or over a period of one to eight years from the date of grant, subject to accelerated vesting in certain events such as a change of control, and expire upon the earlier of the employee’s termination or five or ten years from the date of grant. During the years ended June 30, 2004 and 2003, ACE*COMM did not grant any performance-based options. Certain options and phantom stock options granted in 2002 were further subject to accelerated vesting based on achievement of certain pre-determined performance goals. The pre-determined performance goals were not met for the year ended June 30, 2002. Vested options and phantom stock options become exercisable immediately upon vesting or within three years from the date of grant. As of June 30, 2004, 2003 and 2002, there were outstanding phantom stock options totaling 6,800, 6,800, and 27,800, respectively, and no restricted stock or stock appreciation rights had been granted. Compensation cost associated with the 2004, 2003, and 2002 phantom stock options was immaterial.

Amended and Restated Stock Option Plan for Directors and 2000 Stock Option Plan for Directors (“Directors’ Plan”)

The Shareholder-approved Directors’ Plan provides for ACE*COMM to grant nonqualified stock options to non-employee members of our Board of Directors. The exercise price of each option granted under the Directors’ Plan is limited to a minimum of the fair market value of our Common Stock on the date of grant.

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

Information relating to all the plans is summarized as follows:

	Omnibus Plan		Directors’ Plan		i3 Mobile
		Weighted				Weighted
		Avg.		Weighted		Avg.
	Number	Share	Number	Avg. Share	Number	Share
	of Shares	Price	of Shares	Price	of Shares	Price
Outstanding Options at June 30, 2001	1,701,092	$4.79	110,500	$8.19	—	$—
Granted	707,169	1.33	9,000	1.22	—	—
Exercised	—	—	—	—	—	—
Expired	(864,682)	4.78	(35,500)	8.18	—	—

Outstanding Options at June 30, 2002	1,543,579	3.21	84,000	7.46	—	—

Granted	281,000	0.86	—	—	—	—
Exercised	—	—	—	—	—	—
Expired	(300,485)	2.29	(9,000)	17.50	—	—

Outstanding Options at June 30, 2003	1,524,094	2.96	75,000	6.25	—	—
Granted	471,000	2.60	27,000	2.72	80,997	24.76
Exercised	(139,905)	1.37	—	—	—	—
Expired	(146,289)	4.27	(12,000)	4.61	(25,007)	5.60

Outstanding Options at June 30, 2004	1,708,900	2.88	90,000	5.41	55,990	33.32
Options exercisable at June 30, 2002	627,297	$4.06	50,001	$9.08	—

June 30, 2003	803,265	$3.64	62,000	$7.01	—

June 30, 2004	825,036	$3.40	60,000	$6.83	55,990	$33.32

Options available for granting	631,251		143,000		0

The following table summarizes information about stock options outstanding at June 30, 2004:

Options Outstanding				Options Exercisable
		Weighted-
		Average
	Number	Remaining	Weighted-	Number	Weighted-
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	at June 30, 2004	Life (yrs)	Exercise Price	at June 30, 2004	Exercise Price
$0.00 - $2.00	796,889	7.2	$1.35	502,571	$1.54
$2.01 - $4.00	651,509	8.3	2.84	82,542	3.42
$4.01 - $6.00	77,295	3.5	5.00	58,107	5.00
$6.01 - $8.00	214,449	4.5	6.51	187,259	6.53
$8.01 - $10.00	35,500	0.8	9.66	34,125	9.71
$10.01 - $15.00	46,706	4.1	12.04	43,880	12.49
$15.01 - $100.00	32,542	6.7	49.96	32,542	50.81

	1,854,890			941,026

At June 30, 2004, warrants were outstanding with the option to purchase up to 198,000 common shares.

Financial Accounting Standards No. 123

ACE*COMM measures compensation expense for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. ACE*COMM recorded no compensation cost associated with stock options in 2004, 2003 and 2002.

NOTE 12 – MERGERS AND ACQUISITIONS

On December 5, 2003, ACE*COMM consummated its acquisition of i3 Mobile, Inc. under a merger agreement executed in September 2003. The acquisition was effected through the issuance of approximately 3.8 million of shares of our common stock. ACE*COMM accounted for the Merger as a financing transaction and recorded the issuance of its common stock at the negotiated value and i3 Mobile’s cash on hand net of liabilities assumed. Because i3 Mobile ceased all revenue producing operations in March 2003 and we have no intention to revive i3 Mobile’s business subsequent to the Merger, the Merger does not possess the characteristics of a business combination found in Regulation S-X and Financial Accounting Standard No. 141, Business Combinations, and EITF Issue 98-3 Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets of a Business. As such, no goodwill resulted from this transaction.

On February 12, 2004, ACE*COMM completed its previously announced purchase of certain operations support systems solutions assets of Intasys from Mamma.com, Inc. This purchase was accounted for as a purchase and, as such, the accompanying financial statements include the results of operating the acquired assets from the purchase date forward. We paid cash of $2.0 million for the purchase of the intellectual property (including in process research and development), customers, fixed assets and transaction related expenses for Intasys. There is an additional $250 thousand of consideration to be paid based upon certain earn out provisions to be determined during the next fiscal year. Due to the uncertainty as to whether this contingent consideration will be paid, we intend to record it when it becomes known and probable.

In accordance with FAS 141, the Company allocated the purchase price of the Intasys assets as follows (in thousands):

In process research and development	$1,160
Contract rights and related technology	972
Property and equipment	130

$2,262

Contract rights and technology will be amortized over sixty months. Through June 30, 2004, amortization totaled $74,000.

The tax benefits associated with the future tax deductions associated with this acquisition have been fully reserved due to doubt as to whether they will be realized. Upon release of the valuation allowance associated with these tax benefits in the future, the related tax benefit will be applied first against recorded intangible assets.

NOTE 13 – EARNINGS PER SHARE (in thousands, except per share amounts)

The following is a reconciliation of the numerators and denominators of basic net (loss) income per common share (“Basic EPS”) and diluted net (loss) income per common share (“Diluted EPS”):

	Years ended June 30,
	2004	2003	2002
Basic EPS:
(Loss) income (numerator):
Net (loss) income available to common shareholders	$(5,898)	$(1,982)	$(3,988)

Shares (denominator):
Weighted average common shares	12,068	9,557	9,308

Basic EPS	$(0.49)	$(0.21)	$(0.43)

Diluted EPS:
(Loss) income (numerator):
Net (loss) income available to common stockholders	$(5,898)	$(1,982)	$(3,988)

Shares (denominator):
Weighted average common shares	12,068	9,557	9,308
Stock options*	—	—	—

Total weighted shares and equivalents	12,068	9,557	9,308

Diluted EPS	$(0.49)	$(0.21)	$(0.43)

*	Due to the loss incurred during the years ended June 30, 2004, 2003, and 2002 zero incremental shares related to stock options are included in the calculation of Diluted EPS because the effect would be anti-dilutive. The total number of potentially dilutive shares not included in the EPS calculation at June 30, 2004 due to anti-dilution was 320,380.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

We are committed for the payment of minimum rentals under operating lease agreements through the year 2009 in the following amounts (in thousands):

Year ending June 30,	Amount
2004	$828
2005	799
2006	729
2007	731
2008	377
2009	66

$3,530

The total rental expense under operating leases was $796,000, $629,000, and $941,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

NOTE 15 – BUSINESS AND CREDIT CONCENTRATIONS

The following is a breakdown of ACE*COMM’s revenue by geographic area (in thousands):

	2004	2003	2002
U.S.	$5,572	$6,049	$9,933
Canada and Mexico	501	947	1,594
Asia	1,392	2,280	1,563
Europe: Germany	1,099	2,728	3,001
Europe: Other	2,118	370	416
South America	118	425	64
Africa and Middle East	2,871	995	1,523

Total revenue	$13,671	$13,794	$18,094

During the years ended June 30, 2004 and 2003, one customer comprised 20% and 5% of total revenue. Another customer comprised 8%, 20% and 17%, respectively, of ACE*COMM’s total revenues during the years ended June 30, 2004, 2003, and 2002. Total revenues earned outside of the US represents 59% of total revenue earned for the year ended June 30, 2004.

In addition, five customers represented approximately 57% of ACE*COMM’s gross accounts receivable balances as of June 30, 2004. A single customer accounted for 24% of the gross accounts receivable balance at June 30, 2004. To reduce credit risk, ACE*COMM conducts ongoing credit evaluations of its customers and, based upon the results of those evaluations, requires letters of credit or other pre-payment arrangements. ACE*COMM maintains accounts receivable allowances to provide for potential credit losses.

NOTE 16 – SEGMENT INFORMATION

The Company is managed as one segment and results are measured based on revenue type and not business unit. However, we do not measure operating profit by revenue source. The following table reflects revenues by type:

	2004	2003	2002
Revenue by Type
Enterprise	$4,187	$6,500	$8,414
Network Service Provider (NSP)	7,092	7,271	9,650
Operations Support Systems (OSS)	2,358	—	—
IT and Other	34	23	30

Total Revenue	$13,671	$13,794	$18,094

We purchased the OSS assets of Intasys in February 2004, accordingly, the results of Intasys’s OSS revenues have been included for the first time in our results of operations.

Operations in various geographical areas are summarized as follows:

	June 30,	June 30,	June 30,
	2004	2003	2002
North America:
Total revenue	$11,363	$13,794	$18,094
Identifiable assets	$9,140	$8,244	$10,402
United Kingdom:
Total Revenue	$1,724	$—	$—
Identifiable assests	$846	$—	$—
Australia:
Total revenue	$584	$—	$—
Identifiable assests	$345	$—	$—

Schedule II – Valuation and Qualifying Accounts

	Balance at	Charged to	Recoveries		Balance at
	Beginning	Costs and	of Prior		End of
Description	of Period	Expenses	Write-offs	Write-offs	Period
Year ended June 30, 2004:
Allowance for doubtful accounts	$218,060	$538,157	$27,862	$248,988	$535,091
Reserve for obsolete inventory	$193,717	$155,413	$—	$149,988	$199,142
Year ended June 30, 2003:
Allowance for doubtful accounts	$605,000	$120,000	$13,491	$520,781	$218,060
Reserve for obsolete inventory	$194,154	$120,000	$—	$120,437	$193,717
Year ended June 30, 2002:
Allowance for doubtful accounts	$497,000	$701,000	$	$593,000	$605,000
Reserve for obsolete inventory	$204,183	$160,000	$—	$170,029	$194,154