Form 10-K/A
period 2004-06-30
ACE COMM CORP
filed 2004-09-24
CIK 1017526

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

ACE*COMM Corporation
Form 10-K/A
Year Ended June 30, 2004
Explanatory Note

This amendment reflects a few corrections made to the Management’s Discussion and Analysis section of the document to delete some language left over from an older version of the report that should not have been included. No changes were made to the financial portions of the document, including the financial statements and notes thereto.

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

To counteract the pressure on revenues from the prolonged downturn in demand in the telecommunications industry, we have been pursuing a growth strategy designed to expand our product line and areas of distribution. The recent acquisition of i3 Mobile and the purchase of assets from Intasys are results of this strategy. During the past three fiscal years, we have experienced significant net losses from operations, primarily due to reduced demand from our North American telecommunications customers. To offset the effects of the current lower North American demand, we continue to target sales efforts toward what we believe to be a growing market for our Convergent Mediation™ solutions outside of North America and to acquire revenues by expanding our customer base and product offerings through acquisition. During the year, we increased our revenues from outside of North America, in particular from the Middle East and Europe as a result of a previously announced order from Telecom Egypt and the purchase of the assets of Intasys. Results for the year showed significant revenue and results of operations improvement in these areas excluding the one time charge for in process research and development.

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

Revenues in 2004 were at approximately the same level as 2003 and significantly less than 2002. Revenues increased from the inclusion of five months of the revenues from a new product line based in large part on assets purchased from Intasys in February 2004, offset by a decline in revenues from enterprise customers who had nearly completed their purchases under existing contracts. We believe that as a result of the inclusion of the revenues from the asset purchase of Intasys for a full year and the revenues generated from our backlog, revenues will increase in 2005. At this time, we cannot predict whether the increase in revenues will enable us to make a profit during 2005.

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

Date: September 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/George T. Jimenez	Chief Executive Officer and Chairman of the Board
	(Principal Executive Officer)	September 24, 2004
(George T. Jimenez)

/s/Steven R. Delmar (Steven R. Delmar)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 24, 2004

/s/Paul G. Casner, Jr.	Director	September 24, 2004

(Paul G. Casner, Jr.)

/s/Gilbert A. Wetzel	Director	September 24, 2004

(Gilbert A. Wetzel)

/s/Harry M. Linowes	Director	September 24, 2004

(Harry M. Linowes)

/s/Matthew J. Stover	Director	September 24, 2004

(Matthew J. Stover)

/s/J. William Grimes	Director	September 24, 2004

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

Commitments and contingencies (Note 14 )
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

We have incurred significant net losses from operations during fiscal years 2002, 2003, and 2004 primarily due to decreased demand for our products from the North American telecommunications market. Losses in 2004 were funded in part by cash acquired in our merger with i3 Mobile (see Note 12). As a result of declining revenues, ACE*COMM has initiated numerous cost reduction measures which have significantly lowered operating expenses. Additionally, ACE*COMM has developed contingency plans to reduce expenses further, should revenues decline below projected levels. Management believes that its current liquidity position (including availability under our line of credit) will be sufficient to fund operations in fiscal 2005.

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

Operations in various geographical areas are summarized as follows:

	June 30,	June 30,	June 30,
	2004	2003	2002
North America:
Total revenue	$11,363	$13,794	$18,094
Identifiable assets	$9,140	$8,244	$10,402
United Kingdom:
Total Revenue	$1,724	$—	$—
Identifiable assets	$846	$—	$—
Australia:
Total revenue	$584	$—	$—
Identifiable assets	$345	$—	$—

Schedule II – Valuation and Qualifying Accounts

	Balance at	Charged to	Recoveries		Balance at
	Beginning	Costs and	of Prior		End of
Description	of Period	Expenses	Write-offs	Write-offs	Period
Year ended June 30, 2004:
Allowance for doubtful accounts	$218,060	$538,157	$27,862	$248,988	$535,091
Reserve for obsolete inventory	$193,717	$155,413	$—	$149,988	$199,142
Year ended June 30, 2003:
Allowance for doubtful accounts	$605,000	$120,000	$13,491	$520,781	$218,060
Reserve for obsolete inventory	$194,154	$120,000	$—	$120,437	$193,717
Year ended June 30, 2002:
Allowance for doubtful accounts	$497,000	$701,000	$	$593,000	$605,000
Reserve for obsolete inventory	$204,183	$160,000	$—	$170,029	$194,154