Form 10-Q
period 2004-09-30
ACE COMM CORP
filed 2004-11-15
CIK 1017526

As filed with the Securities and Exchange Commission on November 15, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of Common Stock outstanding as of October 25, 2004 was 13,782,286.

ACE*COMM CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ACE*COMM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	June 30,
	2004	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,603	$2,881
Accounts receivable, net	4,205	4,246
Inventories, net	559	573
Deferred contract costs	443	571
Prepaid expenses and other	519	257
Other current assets	306	304

Total current assets	8,635	8,832
Property and equipment, net	572	592
Other assets, principally acquired intangibles	951	907

Total assets	$10,158	$10,331

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings	$1,072	$545
Accounts payable	541	591
Accrued expenses	1,712	1,484
Accrued compensation	597	724
Deferred revenue	1,137	1,519

Total liabilities	5,059	4,863

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 45,000,000 shares authorized, 13,768,380 and 13,761,182 shares issued and outstanding	138	138
Additional paid-in capital	28,488	28,475
Other accumulated comprehensive loss	(40)	(41)
Accumulated deficit	(23,487)	(23,104)

Total stockholders’ equity	5,099	5,468

Total liabilities and stockholders’ equity	$10,158	$10,331

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the three months ended
	September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Revenue	$4,661	$2,464
Cost of revenue	2,145	1,539

Gross profit	2,516	925
Selling, general, and administrative	2,341	1,768
Research and development	545	129

Loss from operations	(370)	(972)
Interest expense	—	8

Loss before income taxes	(370)	(980)
Income tax provision	13	—

Net loss	$(383)	$(980)

Basic net loss per share	$(.03)	$(0.10)

Diluted net loss per share	$(.03)	$(0.10)

Shares used in computing net loss per share:
Basic	13,768	9,818

Diluted	13,768	9,818

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended
	September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(383)	$(980)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	155	181
Provision for doubtful accounts	54	60
Changes in operating assets and liabilities, net of effects of merger:
Accounts receivable	(13)	321
Inventories, net	14	(37)
Prepaid expenses and other assets	(357)	(54)
Deferred contract costs	128	—
Accounts payable	(50)	(86)
Accrued liabilities	101	(286)
Deferred revenue	(382)	(71)

Net cash used in operating activities	(733)	(952)

Cash flows from investing activities:
Purchases of property and equipment	(86)	(10)

Net cash used in investing activities	(86)	(10)
Cash flows from financing activities:
Net borrowings (payments) on line of credit	527	(112)
Proceeds from employee stock purchase plan	14	8

Net cash provided by (used in) financing activities	541	(104)

Net decrease in cash and cash equivalents	(278)	(1,066)
Cash and cash equivalents, beginning of period	2,881	1,570

Cash and cash equivalents, end of period	$2,603	$504

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3	$12
Income taxes	$13	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by ACE*COMM Corporation and its consolidated subsidiaries (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. Accordingly, certain information and footnotes required by US GAAP for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

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

Loss per Share

The basic net loss per share presented in the accompanying financial statements is computed using weighted average common shares outstanding. Diluted net loss per share generally includes the effect, if dilutive, of potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options) were exercised and converted to common stock. Because of the reported net losses, the effect of including potentially dilutive securities is anti-dilutive and therefore they have been excluded. If stock options had been included, shares used in the diluted loss per share calculation would have increased by 176,404 shares.

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net (loss) income and basic and diluted net (loss) income per common share would have been changed to pro forma amounts in the following table. The assumptions included in the fair value calculations for the current quarter and 2004 are expected life of 3 years, interest rate of 3%, expected volatility of 108% and dividend yield of 0%.

	For the three months ended
	September 30,
	(in thousands except per share amounts)
	2004	2003
	(Unaudited)	(Unaudited)
Net loss	$(383)	$(980)
Add: Total stock-based compensation expense reported in net loss	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards*	(238)	(133)

Pro forma net loss	$(621)	$(1,113)

Earnings per share basic and diluted:
As reported	$(0.03)	$(0.10)
Pro forma	$(0.05)	$(0.11)

Weighted average common shares outstanding:
Basic	13,768	9,818
Diluted	13,768	9,818

*All awards refers to awards granted, modified or settled in fiscal periods beginning after December 15, 1994 — awards for which the fair value was required to be measured under Statement 123.

NOTE 2 — ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in thousands):

	September 30,	June 30,
	2004	2004
Billed receivables	$4,379	$3,913
Unbilled receivables	308	664
Other receivables	114	204
Allowance for doubtful accounts	(596)	(535)

	$4,205	$4,246

Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. At September 30, 2004, approximately 16% (25% as of June 30, 2004) of the Company’s billed accounts receivable was older than ninety days and was primarily comprised of international customers who have traditionally taken longer to pay. The Company recorded a provision for doubtful accounts of $54 thousand and $60 thousand during the three months ending September 30, 2004 and 2003, respectively. At September 30, 2004 billed receivables due from five international customers comprised 45% of the gross accounts receivable balances and two of these customers accounted for 24% of the balance.

In the quarter ended March 31, 2004, we delivered products pursuant to a contract with a customer in the Middle East. The contract provides for aggregate installment payments totaling $4.2 million to be made over 5 quarters. Installments totaling $3.1 million were due on or before September 30, 2004 and as of September 30, 2004, $2.6 million of these amounts had been collected and the remainder was included in accounts receivable. In accordance with Statement of Position 97-2, “Software Revenue Recognition,” we will recognize revenue only as amounts become due given the contract’s extended payment terms. Future installments due will be recognized as they become due, assuming no issues related to their collectibility are present.

NOTE 3 — INVENTORY

Inventory consists of the following (in thousands):

	September 30,	June 30,
	2004	2004
Inventory	$758	$772
Allowance for obsolescence	(199)	(199)

	$559	$573

Inventory write-off’s during the three months ended September 30, 2004 and 2003 were $0 and $30 thousand, respectively.

NOTE 4 — DEFERRED CONTRACT COSTS

As discussed in Note 2, during the third quarter of fiscal 2004, we delivered a large order to a customer in the Middle East that has payment terms that extend beyond one year. During the first quarter of 2005, we delivered a large order to an Asian customer under an arrangement with deferred payment terms. We are deferring the recognition of revenue until the due date of the installment payments in accordance with Statement of Position 97-2. Accordingly we have deferred the related costs associated with the future installment payments on both contracts ($443,000 at September 30, 2004) and we will recognize revenue and the related costs on the due date of the payment.

NOTE 5 — STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2004, the Company issued 7,198 shares of common stock under the Employee Stock Purchase Plan.

Other accumulated comprehensive loss comprises foreign currency translation charges associated with operations in the United Kingdom, Australia and Canada.

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

On February 12, 2004, ACE*COMM completed its previously announced purchase of certain operations support systems solutions assets of Intasys from Mamma.com, Inc. This was accounted for a purchase and, as such, the accompanying financial statements include the results of operations from the purchase date forward. We paid cash of $2.0 million for the purchase of the intellectual property (including in process research and development), customers, fixed assets and transaction related expenses. There was an additional $250 thousand of consideration to be paid based upon certain earn out provisions of the asset purchase agreement. At September 30, 2004, we have accrued $100 thousand which includes $40 thousand earned and $60 thousand considered probable. The earn out period on this $60 thousand ends on December 31, 2004. The remaining $150 thousand will not be earned since the earn out provisions were not met.

In accordance with FAS 141, the Company allocated the purchase price of the Intasys assets as follows (in thousands):

In process research and development	$1,160
Contract rights and related technology	972
Property and equipment	130

$2,262

Contract rights and technology will be amortized over sixty months. Through September 30, 2004, amortization expense totaled $121,000.

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

NOTE 8 — SEGMENT INFORMATION

The Company is managed as one segment and results are measured based on revenue type and not business unit. However, we do not measure operating profit by revenue source. The following table reflects revenues by type and geographic location:

	For the three months ended
	September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Revenue by Type
Enterprise	$1,044	$1,391
Network Service Provider (NSP)	2,376	1,061
Operations Support Systems (OSS)	1,233	—
IT and Other	8	12

Total Revenue	$4,661	$2,464

Revenue by Location
Asia	$1,009	$227
North America	1,624	1,824
Europe	1,435	354
Middle East	585	55
Other	8	4

Total Revenue	$4,661	$2,464

We purchased the OSS assets of Intasys in February 2004, accordingly, the results of Intasys’s OSS revenues are included in our results of operations for the three months ended September 30, 2004. Previous periods do not include the revenue of Intasys.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company, some or all of which may involve risk and uncertainty. ACE*COMM often introduces a forward-looking statement by such words as “anticipate,” “plan,” “projects,” “continuing,” “ongoing,” “expects,” “management (or the Company) believes,” or “intend.” Investors should not place undue reliance on these forward-looking statements, which involve estimates, assumptions, risks and uncertainties that could cause actual results to vary materially from those expressed in this Report or from those indicated by one or more forward-looking statements. The forward-looking statements speak only as of the date on which they were made, and the Company undertakes no obligation to update any of the forward-looking statements. In evaluating forward-looking statements, the risks and uncertainties investors should specifically consider include, but are not limited to, demand levels in the relevant markets for the Company’s products, the ability of the Company’s customers to make timely payment for purchases of its products and services, the risk of additional losses on accounts receivable, success in marketing the Company’s products and services internationally, the effectiveness of cost containment strategies, as well as the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, and in subsequent reports filed with the Securities and Exchange Commission, including the matters set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Additional Factors Affecting Future Operating Results,” as well as others matters presented in this Report.

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

Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During the three months ended September 30, 2004, we had ten customers generating $150,000 or more in revenue during the period (“Major Customers”) representing approximately 67.8% of total revenue. Our largest two customers during the three months ended September 30, 2004 were Huawei Technologies Co. Ltd., China whose purchases represented approximately 13% of total revenue and Giza Systems whose purchases represented approximately 12% of total revenue. During the three months ended September 30, 2003, we had five Major Customers representing approximately 49% of total revenue. Our largest customer during the three months ended September 30, 2003 was Northrop Grumman, an international systems integrator whose purchases represented approximately 16% of total revenue. The average revenue earned per Major Customer was $316 thousand and $242 thousand, respectively, for the three months ended September 30, 2004 and 2003.

To counteract the pressure on revenues from the prolonged downturn in demand in the telecommunications industry, we have been pursuing a growth strategy designed to expand our product line and areas of distribution. The acquisition of i3 Mobile and the purchase of the assets of Intasys during fiscal year 2004 are results of this strategy. During the past three fiscal years and first quarter of fiscal year 2005 (ending September 30, 2004), we have experienced significant net losses from operations, primarily due to reduced demand from our North American telecommunications customers. To offset the effects of the current lower North American demand, we continue to target sales efforts toward what it believes to be a growing market for its Convergent Mediation™ solutions outside of North America and to acquire revenues by expanding our customer base and product offerings through acquisition. During the past fiscal year and current quarter, we increased our revenues from outside of North America, in particular from the Middle East, Asia and Europe as a result of a previously announced order from Telecom Egypt, a new order from an Asian carrier during the current quarter and the new products added through our purchase of the assets of Intasys.

On February 12, 2004, we completed our previously announced acquisition of OSS solutions assets of Intasys from Mamma.com, Inc. We paid $2.0 million for the purchase of the intellectual property, customers, fixed assets and transaction related expenses. The terms provided for an additional $250 thousand of consideration to be paid based upon certain earn out provisions of the asset purchase agreement. At September 30, 2004, we increased our estimate for acquired intangibles and accrued $100 thousand which includes $40 thousand earned and $60 thousand considered probable based on current estimates. The earn out period on this $60 thousand ends on December 31, 2004. The remaining $150 thousand will not be earned since the earn out provisions were not met.

In accordance with FAS 142, we have allocated the purchase price based on an economic valuation of the purchased assets. Based upon this valuation, we recorded an intangible asset of $845 thousand which is being amortized over sixty months related to the purchased customers and technology of Intasys. Additionally, we recorded a charge of $1.2 million in the third quarter of 2004 associated with the purchase of in process research and development.

We have also focused our sales resources on opportunities for our NetPlus EOSS products. In addition to pursuing our traditional government markets, sales activities have been increased to large commercial enterprises to expand our NetPlus customer base.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to the financial statements included in our most recent Form 10-K filing. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations or require the application of significant judgment by our management. The following is a brief discussion of these critical accounting policies:

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

When our contracts contain extended payment terms, we defer recognition of revenue until amounts become due pursuant to payment schedules and no other uncertainties exist. We correspondingly defer a proportionate amount of contract cost which will be matched against the deferred revenue when recognized. Should management make the determination that previously deferred revenue will not be recognized, the corresponding amount of deferred contract cost will be charged to expense at that time.

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

Results of Operations

The following sets forth selected consolidated data as a percentage of revenue:

	For the three months ended
	September 30,
	2004	2003
Revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	46.0%	62.5%
Selling, general and administrative expenses	50.2%	71.8%
Research and development	11.7%	5.2%

Loss from operations	(7.9)%	(39.5)%
Net interest expense	(0.0)%	(0.3)%

Loss before income taxes	(7.9)%	(39.8)%
Provision for income taxes	(0.3)%	0.0%

Net loss	(8.2)%	(39.8)%

     Three months ended September 30, 2004 compared to three months ended September 30, 2003. The above reflects the results of operations from the purchase of the Intasys OSS assets in February 2004. Previous periods do not include the revenue of Intasys.

Revenue

Revenue for the three months ended September 30, 2004 (“first quarter of fiscal year 2005”) and September 30, 2003, was $4.7 million and $2.5 million, respectively, reflecting an increase of $2.2 million or 88%.

Revenue growth depends, in part, on the overall demand for our product-based solutions and on sales to large customers. Because our sales are primarily to telecommunication and Internet service providers and enterprises, our ability to generate revenue also depends on specific conditions affecting those providers and on general economic conditions. The increase in revenue during the three months ended September 30, 2004 as compared to the corresponding period last year reflects sales under a large contract with a customer in the Middle East of $520 thousand, sales under a large contract with a customer in Asia of $589 thousand and revenues from the Intasys OSS business of $1.2 million.

Revenue from sales to network service providers increased 124% from $1.1 million for the three months ended September 30, 2003 to $2.4 million for the three months ended September 30, 2004, and represented 51% of total revenue. The increase in revenue during the three months ended September 30, 2004 results from the large Middle East and Asia contracts.

Revenue from sales to enterprises decreased 25% from $1.4 million for the three months ended September 30, 2003 to $1.0 million for the three months ended September 30, 2004 and represented approximately 22% of total revenue. Revenues declined during the quarter primarily as a result of a continued reduction in demand from commercial customers, reflecting continuing weak conditions in the North American telecommunications sector and delays in expected orders from governmental customers.

Revenue from sales of Operations Support Systems was $1.2 million for the three months ended September 30, 2004. The Operations Support Systems products were acquired with the purchase of the assets from Intasys in February 2004, and represents 26% of total revenue. Periods prior to March 31, 2004 did not include the revenue of Intasys.

Backlog was $11.3 million, including $3.7 related to the Operations Support Systems products, as of September 30, 2004, compared to $12.1 million as of June 30, 2004. We define backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services to be provided to customers generally within one year. We have experienced fluctuations in our backlog at various times. We anticipate that $8.0 million of the backlog at September 30, 2004, will be recognized during fiscal year 2005. Although we believe that our entire backlog consists of firm orders, our backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the contracting process.

We believe that as a result of the inclusion of the revenues form the asset purchase of Intasys for a full year and the revenues generated from our backlog, revenues will increase in fiscal 2005 as compared to fiscal 2004. At this time, we cannot predict whether the increase in revenues will enable us to make a profit during 2005.

Cost of Revenue

Our cost of revenue consists primarily of direct labor costs, direct material costs and allocable indirect costs. The expenses for services provided by certain alliance partners in connection with the installation and integration of our products may also be included.

Cost of revenue was $2.1 million and $1.5 million, respectively, during the three months ended September 30, 2004 and 2003, representing 46.0% and 62.5% of total revenue for each period. The decrease in the cost of sales as a percentage of revenue is primarily the result of fixed costs being spread out over a higher level of sales during the most recent quarter. Cost of sales of Operations Support Systems was $280 thousand for the three months ended September 30, 2004 due to the purchase of the assets from Intasys. Periods prior to March 31, 2004 did not include the costs of Intasys. The remaining increase of $326 thousand is primarily due to increased materials expense related to the two large Middle East and Asian contracts.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist of costs to support our sales and administrative functions. Sales expenses consist primarily of salary, commission, travel, trade show, bid and proposal, and other related selling and marketing expenses required to sell our products to target markets. General and administrative expenses consist of provision for doubtful accounts and unallocated costs related to information systems infrastructure, facilities, finance and accounting, legal, human resources and corporate management.

SG&A expenses were $2.3 million and $1.8 million, respectively, during the three months ended September 30, 2004 and 2003, representing 50.2% and 71.8% of total revenue for each period. The decrease as a percentage of revenue results from fixed costs being spread out over a higher level of sales during the most recent quarter. The increase of $500 thousand in the level of expenses results from the additional selling, general and administrative costs associated with the Operations Support Systems products acquired from Intasys and in increase in selling expenses for our existing product lines.

Research and Development Expenses

Research and development (R&D) expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of our products such as JBill Global and NetPlus.

Research and development expenses were $545 thousand and $129 thousand during the three months ended September 30, 2004 and 2003, respectively, and represented 11.7% and 5.2% of total revenue for each period, respectively. Research and development expenses increased $416 thousand or 322% during the three months ended September 30, 2004, as compared to the prior corresponding period. The increase in research and development expenses is primarily due to the inclusion of the research and development expenses associated with the acquisition of the assets of Intasys which amounted to approximately $451 thousand during the current quarter. During the next several quarters, these expenses are expected to continue at or above the current levels as we complete the development of new versions of the Intasys product, expand development of ACE*COMM products and make the technical changes necessary to integrate the new products into our product lines.

Although research and development expenses have increased, we are pursuing several strategies to keep up with market demands for new technology while controlling costs. We have been selective in approving new projects and in some instances discontinued projects that were not related to the development of our core Convergent Mediation™ solutions. In some instances we charge our customers for development which we include in cost of revenues. Finally, we have been pursuing opportunities to license or acquire new technology from third parties as a strategy for expanding our product offerings. The purchase of the assets of Intasys is an example of this strategy.

Liquidity and Capital Resources

As of September 30, 2004 and June 30, 2004, our primary sources of liquidity were cash and cash equivalents of $2.6 million and $2.9 million, respectively. Cash and cash equivalents decreased by 10% from June 30, 2004 to September 30, 2004, and comprised 26% and 28% of total assets as of September 30, 2004 and June 30, 2004, respectively. The net decrease of $300 thousand is due to cash used in operating activities

Working capital was $3.6 million at September 30, 2004, as compared to $4.0 million at June 30, 2004. Working capital decreased $300 thousand due to the decrease in cash reflecting amounts used in operating activities.

At September 30, 2004, approximately 16% of the Company’s billed accounts receivable was older than ninety days and was primarily comprised of international customers. Two international customers each comprised 12% of our gross accounts receivable at September 30, 2004. One is an existing customer and 94% of the receivable is current. The second is a new customer and the entire amount due is current and is covered by a letter of credit. Additionally, the current quarter accounts receivable includes $1.1 million resulting from revenue generated by the asset purchase of Intasys. We expect that international telecommunication and internet service providers will continue to take longer to make payments than domestic customers.

Our operating activities used $733 thousand and $952 thousand in cash during the three months ended September 30, 2004 and 2003, respectively. Net cash used for investing activities was $86 thousand and $10 thousand, respectively, during the three months ended September 30, 2004 and 2003 and primarily relates to the addition of leasehold improvements and computer equipment.

Our financing activities generated cash on a consolidated basis of $540 thousand during the three months ended September 30, 2004 primarily from borrowings under our bank line and used cash of $104 thousand during the three months ended September 2003, primarily due to payments on our line of credit.

Our loan and security agreement with Silicon Valley Bank was renewed effective July 31, 2003 and the term was extended until October 29, 2004 while we negotiated a new loan agreement. The loan was approved on November 15, 2004. Under the new agreement, we may borrow based upon the amount of our approved borrowing base of eligible accounts receivable, up to a maximum of $3.5 million. The line of credit has sub limits of $500,000 for letters of credit and $1.25 million for U.S. Export Import Bank usage., We can draw up to 70% of our eligible accounts receivable under the master line and up to 70% of our eligible foreign accounts receivable under the U.S. Export Import Bank sub limit line. Amounts borrowed bear interest at a rate equal to the bank’s prime rate plus 200 basis points per annum, charged on the average daily balance of advances outstanding, payable monthly and calculated on a 360-day year basis. The receivables comprising the borrowing base must not be more than 90 days aged, must not be in dispute, and must conform to other eligibility requirements. The terms for the renewal are similar to the prior loan agreement. As of September 30, 2004 $493 thousand was available under the line of credit. Our obligations under the Agreement are secured by a security interest in all of our assets and intellectual property. Advances made to us are payable in full upon demand in the event of default under the agreement. Financial covenants under the loan and security agreement require us to maintain certain tangible net worth figures at quarter end, certain quick ratios on an intraquarterly monthly basis and to also maintain a $750 thousand unrestricted cash and borrowing capability requirement per week.

ACE*COMM has issued standby letters of credit for security deposits for office space and to guarantee service contracts as summarized in the following table. The letters of credit total approximately $224 thousand at September 30, 2004 , which are fully secured under our line of credit with the Bank.

Other Commercial Commitments	Commitment Expiration Per Period (in thousands)
	Total Amounts
	Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Standby Letters of Credit	$224	$224	$—	$—	$—

Under the terms of our corporate headquarters’ office lease, we maintain a letter of credit under our line of credit with our bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by us under the lease. The letter of credit required under the lease through November 2004 is $135,000. For the remainder of fiscal year 2005, the letter of credit will decrease to $124 thousand and will continue to decrease annually thereafter through fiscal year 2008. As of the date of this filing, we were not subject to any draw against this letter of credit by the landlord.

We have incurred significant net losses from operations during the past three fiscal years and the first quarter of 2005 primarily due to decreased demand for our products from the North American telecommunications market. As a result of continuing losses, ACE*COMM has maintained numerous cost reduction measures which have kept operating expenses low. Additionally, ACE*COMM has developed contingency plans to reduce expenses further, should revenues decline below projected levels.

We are continuing to manage our expenses to conserve cash and maintain adequate liquidity. We have no significant commitments for capital expenditures at September 30, 2004. We believe that existing consolidated cash balances reflecting completion of the i3 Mobile merger, cash flow from operations, and the availability of credit under our agreement with the Bank will support our working capital requirements for the next twelve months, based on our current expectations as to anticipated revenue, expenses and cash flow.

The following table summarizes contractual obligations and commitments as of September 30, 2004 which includes the commitments associated with the asset purchase of Intasys:

Contractual Obligation	Payments Due by Period
		(amounts in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases	$3,331	$826	$1,514	$954	$38

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

Because of our reliance on significant customers and large orders, any failure to obtain a sufficient number of large contracts could have a material adverse effect on our revenues for one or more periods

A significant portion of our revenue comes from large financial commitments by a small number of customers, including both telecommunications carriers and large enterprises. We expect to continue to depend on a limited number of customers in any given period for a significant portion of our revenue and, in turn, to be dependent on their continuing success and positive financial results and condition. These large customers may result from one-time competitive procurements or from repeat purchases from distributors, OEMs or other strategic partners. We may not prevail in one of more of the procurements, and our distributors may increase or suspend purchases of our products and services at any time. If we fail to continue to receive orders from such customers, or if any one or more of these customers suffers a downturn, our financial results will suffer.

Unless economic conditions improve, our results of operations may not return to prior levels

The current economic environment remains volatile. If the current uncertainty and negativity in the economic climate in the U.S. and the rest of the world continues, our customers — and our business and financial results — will continue to be adversely affected.

The adverse conditions in the telecommunications industry are materially and adversely affecting us and may continue to do so

Our business and financial results are highly dependent on the telecommunications industry and the capital spending of our customers. Over the past three or four years capital spending by telecommunication companies has been at reduced levels and may continue to be at such levels or decrease further. Various commentators have attributed the decrease in spending to the decline in the telecommunications industry in particular and economic conditions in general. Telecommunications products and services have increasingly becoming commodities that cannot easily be distinguished with intense competition in the development of new technology or other features and increasing competition from smaller but rapidly developing alternative carriers. The reduction of spending by companies in the telecommunication industries has caused, and may continue to cause, a significant reduction in our revenues. Although we recently noted an increase in demand from certain types of customers, other areas of our business have experienced continued weakness in demand and unwillingness of customers to spend significant sums on procuring new software or OSS solutions products or services.

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

Many of our telecommunications customers involve credit risks for us

Many of our customers present potential credit risks, and we are dependent on a small number of major customers. The majority of our customers are in the telecommunication services industry and government sector, or are in the early stages of development when financial resources may be limited. Five international customers represented 45% of our gross trade receivables balance as of September 30, 2004. Because we depend on a small number of major customers, and many of our customers present potential credit risks for different reasons, our results of operations could be adversely affected by non-payment or slow-payment of receivables. We have also experienced significant losses for doubtful accounts. For a more detailed discussion of doubtful accounts please read the section labeled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Bad Debts”.

Our products must be continuously updated to work with changing technology and demand for our products could be impacted by any competitors introducing more advanced technology

Our OSS solutions must be compatible with and add value to our customer’s existing systems and networks, and that compatibility and value -add must be maintained as these systems and networks change over time. To maintain and improve demand for our products, we must continue to develop and introduce value-added, timely and cost-effective new products, features and services that keep pace with technological developments and emerging industry standards. Any failure to do this will limit the market into which we can sell our products and services. Further, customers are always looking for the most advanced technology available, within certain price ranges. To the extent that competitors can offer more advanced technology within a given price range our sales would be adversely affected.

We are increasingly subject to the risks and costs of international sales, and failure to manage these risks would have an adverse effect on us

A substantial portion of our revenues are derived from international sales and are therefore subject to the risks of conducting business overseas, including the general economic conditions in each country, the overlap of different tax structures, the difficulty in managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, and longer payment cycles. ACE*COMM derived approximately $8.1 million, or about 59% of our total revenue, from customers outside of the United States for fiscal year 2004 and approximately $3.1 million or about 67% for the first three months of 2005. To the extent that we have increased our international revenue sources over the last three years, the impact of the risks related to international sales could have an increasing larger effect on our financial condition as a whole.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk related to any borrowings under our line of credit. As of September 30, 2004, borrowings outstanding under our line of credit were approximately $1.1 million. Our market risk sensitive instruments do not expose us to material market risk exposures.

ITEM 4 CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to any material information relating to us and our subsidiaries required to be included in our Exchange Act filings.

There were no significant changes in our internal controls over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 5 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31.1	Certification of Chief Executive Officer
Exhibit 31.2	Certification of Chief Financial Officer
Exhibit 32	Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

During the period covered by this report, ACE*COMM filed the following reports on Form 8-K:

Date Filed	Item Reported On
August 19, 2004	On August 19, 2004, ACE*COMM Corporation issued a press release to announce its financial results of the fourth quarter and year end of fiscal year 2004, which ended June 30, 2004.

September 27, 2004	On September 27, 2004, ACE*COMM Corporation filed our responses to questions from investors in our “Ask the CEO Forum” posted on our website www.acecomm.com.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE*COMM CORPORATION

November 15, 2004	By:	/s/George T. Jimenez
George T. Jimenez
Chief Executive Officer

	By:	/s/Steven R. Delmar
Steven R. Delmar
Chief Financial Officer
(Principal Financial Officer)