Form 10-Q
period 2004-12-31
ACE COMM CORP
filed 2005-01-27
CIK 1017526

As filed with the Securities and Exchange Commission on January 27, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

The number of shares of Common Stock outstanding as of January 25, 2005 was 13,805,629.

ACE*COMM CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ACE*COMM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	June 30,
	2004	2004
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,225	$2,881
Accounts receivable, net	4,196	4,246
Inventories, net	641	573
Deferred contract costs	258	571
Prepaid expenses and other	453	257

Total current assets	7,773	8,528
Property and equipment, net	549	592
Acquired intangibles	897	899
Other non-current assets	306	312

Total assets	$9,525	$10,331

Liabilities and Stockholders’ Equity

Current liabilities:
Borrowings	$1,006	$545
Accounts payable	552	591
Accrued expenses	1,490	1,484
Accrued compensation	482	724
Deferred revenue	582	1,519

Total current liabilities	4,112	4,863
Long-term notes payable	17	—

Total liabilities	4,129	4,863

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 45,000,000 shares authorized, 13,792,687 and 13,761,182 shares issued and outstanding	138	138
Additional paid-in capital	28,513	28,475
Other accumulated comprehensive income (loss)	58	(41)
Accumulated deficit	(23,313)	(23,104)

Total stockholders’ equity	5,396	5,468

Total liabilities and stockholders’ equity	$9,525	$10,331

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$4,778	$2,414	$9,437	$4,879
Cost of revenue	1,972	1,718	4,117	3,287

Gross profit	2,806	696	5,320	1,592
Selling, general, and administrative	2,279	2,112	4,621	3,850
Research and development	570	92	1,114	222

Loss from operations	(43)	(1,508)	(415)	(2,480)
Interest expense	(7)	(9)	(7)	(17)
Gain from settlement of debt obligation	228	—	228	—

Income (loss) before income taxes	178	(1,517)	(194)	(2,497)
Income tax expense	2	—	15	—

Net income (loss)	$176	$(1,517)	$(209)	$(2,497)

Basic net income (loss) per share	$.01	$(.14)	$(.02)	$(.24)

Diluted net income (loss) per share	$.01	$(.14)	$(.02)	$(.24)

Shares used in computing net income (loss) per share:
Basic	13,787	10,995	13,777	10,407

Diluted	14,025	10,995	13,777	10,407

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended
	December 31,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(209)	$(2,497)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	310	340
Provision for doubtful accounts	163	90
Gain from settlement of debt obligation	(228)	—
Changes in operating assets and liabilities, net of effects of merger:
Accounts receivable	(113)	307
Inventories, net	(68)	(91)
Prepaid expenses and other assets	(291)	(36)
Deferred contract costs	313	—
Accounts payable	(30)	320
Accrued liabilities	(17)	460
Deferred revenue	(937)	(264)

Net cash used in operating activities	(1,107)	(1,371)

Cash flows from investing activities:
Purchases of property and equipment	(164)	(10)

Net cash used in investing activities	(164)	(10)

Cash flows from financing activities:
Net borrowings on line of credit	478	407
Proceeds from employee stock purchase plan	38	20
Net proceeds from common stock issued	—	5,948

Net cash provided by financing activities	516	6,375

Net decrease in cash and cash equivalents	(755)	4,994
Effect of exchange rate on cash:	99	—
Cash and cash equivalents, beginning of period	2,881	1,570

Cash and cash equivalents, end of period	$2,225	$6,564

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15	$25
Income taxes	$15	$—

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

Recently Issued Accounting Prouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is currently evaluating the financial statement impact of the adoption of SFAS 151.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” Statement. SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the financial statement impact of the adoption of SFAS 123(R).

Earnings (Loss) per Share

The basic net earnings (loss) per share presented in the accompanying financial statements is computed using weighted average common shares outstanding. Diluted net earnings per share generally includes the effect, if dilutive, of potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options) were exercised and converted to common stock. Because of the reported net losses for the six months ended December 31, 2004, , the effect of including potentially dilutive securities is anti-dilutive and therefore they have been excluded. If stock options had been included, shares used in the diluted loss per share calculation for the six months would have increased by 202,881 shares.

Reclassifications

Certain prior year information has been reclassified to conform to the current year’s presentation.

Foreign Currency

The Company’s functional currency for all operations and foreign transactions is the local currency. Gains and losses from the translation of foreign currency into U.S. dollars are included in equity. Gains and losses resulting from foreign currency transactions are included in current results of operations.

Total other comprehensive loss consists of the following (in thousands):

	For the three months ended		For the six months ended
	December 31,		December 31,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income (Loss)	$176	$(1,517)	$(209)	$(2,497)
Other Comprehensive Income (Foreign Currency Translation)	98	—	99	—

Total Other Comprehensive Income (Loss)	$274	$(1,517)	$(110)	$(2,497)

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net (loss) income and basic and diluted net (loss) income per common share would have been changed to pro forma amounts in the following table. The assumptions included in the fair value calculations for the current quarter are expected life of 3 years, interest rate of 3%, expected volatility of 110% and dividend yield of 0%.

	For the three months ended		For the six months ended
	December 31,		December 31,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$176	$(1,517)	$(209)	$(2,497)
Add: Total stock-based compensation expense reported in net loss	—	—	—	—

Deduct: Total stock-based compensation expense determined under fair value based method for all awards*	(222)	(214)	(457)	(347)

Pro forma net loss	$(46)	$(1,731)	$(666)	$(2,844)

Earnings per share basic and diluted:

As reported	$0.01	$(0.14)	$(0.02)	$(0.24)
Pro forma	$0.00	$(0.16)	$(0.05)	$(0.27)

Weighted average common shares outstanding:
Basic	13,787	10,995	13,777	10,407
Diluted	13,787	10,995	13,777	10,407

* All awards refers to awards granted, modified or settled in fiscal periods beginning after December 15, 1994 – awards for which the fair value was required to be measured under Statement 123.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in thousands):

	December 31,	June 30,
	2004	2004
Billed receivables	$4,036	$3,913
Unbilled and other receivables	503	868
Allowance for doubtful accounts	(343)	(535)

	$4,196	$4,246

Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. At December 31, 2004, approximately 23% of the Company’s billed accounts receivable was older than ninety days. Two international customers comprised 30% of our billed accounts receivable at December 31, 2004 and 69% of this balance is current. We expect that international telecommunication and internet service providers will continue to take longer to make payments than domestic customers. The Company recorded a provision for doubtful accounts of $163 thousand and $90 thousand during the six months ending December 31, 2004 and 2003, respectively. At December 31, 2004, billed receivables due from one customer comprised 21% of the billed accounts receivable balance and billed accounts receivable from four additional customers comprised 29% of the balance.

In the quarter ended March 31, 2004, we delivered products pursuant to a contract with a customer in the Middle East. The contract provides for aggregate installment payments totaling $4.2 million to be made over 5 quarters. Installments totaling $3.7 million were due on or before December 31, 2004 and as of December 31, 2004, $2.8 million of these amounts had been collected and the remainder was included in accounts receivable. In accordance with Statement of Position 97-2, “Software Revenue Recognition,” we will recognize revenue only as amounts become due given the contract’s extended payment terms. Future installments due will be recognized as they become due, assuming no issues related to their collectibility are present.

NOTE 3 – INVENTORY

Inventory consists of the following (in thousands):

	December 31,	June 30,
	2004	2004
Inventory	$840	$772
Allowance for obsolescence	(199)	(199)

	$641	$573

Inventory write-off’s during the six months ended December 31, 2004 and 2003 were $0 and $60 thousand, respectively.

NOTE 4 – DEFERRED CONTRACT COSTS

As discussed in Note 2, during the third quarter of fiscal 2004, we delivered a large order to a customer in the Middle East that has payment terms that extend beyond one year. During the first quarter of 2005, we delivered a large order to an Asian customer under an arrangement with deferred payment terms. We are deferring the recognition of revenue until the due date of the installment payments in accordance with Statement of Position 97-2. Accordingly we have deferred the related costs associated with the future installment payments on both contracts ($258,000 at December 31, 2004) and we will recognize revenue and the related costs on the due date of the payment.

NOTE 5 – STOCKHOLDERS’ EQUITY

During the six months ended December 31, 2004, the Company issued 21,104 shares of common stock under the Employee Stock Purchase Plan.

Other accumulated comprehensive loss comprises foreign currency translation charges associated with operations in the United Kingdom, Australia and Canada.

NOTE 6 – MERGERS AND ACQUISITIONS

On December 5, 2003, ACE*COMM consummated its acquisition of i3 Mobile, Inc. under a merger agreement executed in September 2003. The acquisition was effected through the issuance of approximately 3.8 million shares of our common stock. ACE*COMM accounted for the Merger as a financing transaction and recorded the issuance of its common stock at the negotiated value and i3 Mobile’s cash on hand net of liabilities assumed. Because i3 Mobile ceased all revenue producing operations in March 2003 and we have no intention to revive i3 Mobile’s business subsequent to the Merger, the Merger does not possess the characteristics of a business combination found in Regulation S-X and Financial Accounting Standard No. 141, Business Combinations, and EITF Issue 98-3 Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets of a Business. As such, no goodwill resulted from this transaction.

During the second quarter of fiscal year 2005, we negotiated a settlement with a former i3 Mobile vendor. The settlement resulted in a reduction of a liability by $228 thousand which the Company recorded as a reduction of current liabilities and a gain which comprises other income. The remaining balance of $163,000 will be paid over a twelve month period.

On February 12, 2004, ACE*COMM completed its previously announced purchase of certain operations support systems solutions assets of Intasys from Mamma.com, Inc. This was accounted for as a purchase and the accompanying financial statements include the results of operations from the purchase date forward. We paid cash of $2.0 million for the purchase of the intellectual property (including in process research and development), customers, fixed assets and transaction related expenses. There was an additional $250 thousand of consideration to be paid based upon certain earn out provisions of the asset purchase agreement. At December 31, 2004, $100 thousand was earned, $40 thousand has been paid and the remaining $60 thousand has been accrued and will be paid in January 2005. The remaining $150 thousand was not earned since the earn out provisions were not met.

In accordance with FAS 141, the Company allocated the purchase price of the Intasys assets as follows (in thousands):

In process research and development	$1,160
Contract rights and related technology	972
Property and equipment	130

$2,262

Contract rights and technology will be amortized over sixty months. Through December 31, 2004, amortization expense totaled $176,000.

The tax benefits associated with the future tax deductions associated with this acquisition have been fully reserved due to doubt as to whether they will be realized. Upon release of the valuation allowance associated with these tax benefits in the future, the related tax benefit will be applied first against recorded intangible assets.

NOTE 7 – INCOME TAXES

The Company is in a net operating loss carry forward position. A valuation allowance offsets all net deferred tax assets.

NOTE 8 – SEGMENT INFORMATION

The Company is managed as one segment and results are measured based on revenue type and not business unit. However, we do not measure operating profit by revenue source. The following table reflects revenues by type and geographic location:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue by Type
Enterprise	$1,643	$1,070	$2,687	$2,462
Network Service Provider (NSP)	1,799	1,339	4,173	2,400
Operations Support Systems (OSS)	1,330	—	2,563	—
IT and Other	6	5	14	17

Total Revenue	$4,778	$2,414	$9,437	$4,879

Revenue by Location
Asia	$593	$288	$1,602	$515
North America	1,749	1,654	3,373	3,479
Europe	1,804	329	3,239	683
Middle East	607	65	1,190	120
Other	25	78	33	82

Total Revenue	$4,778	$2,414	$9,437	$4,879

We purchased the OSS assets of Intasys in February 2004, accordingly, the results of Intasys’s OSS revenues are included in our results of operations for the six months ended December 31, 2004. Previous periods do not include the revenue of Intasys.

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

Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During the three months ended December 31, 2004, we had nine customers generating $150,000 or more in revenue during the period (“Major Customers”) representing approximately 57% of total revenue. Our largest three customers during the three months ended December 31, 2004 were an international systems integrator whose purchases represented approximately 15% of revenue, a reseller in the Middle East whose purchases represented approximately 12% of total revenue and a wireless service provider in the UK, whose purchases represented approximately 9% of total revenue. During the three months ended December 31, 2003, we had three Major

Customers representing approximately 31% of total revenue. Our largest customer during the three months ended December 31, 2003 was an international systems integrator whose purchases represented approximately 9% of revenue. The average revenue earned per Major Customer was $302 thousand and $253 thousand, respectively, for the three months ended December 31, 2004 and 2003.

To counteract the pressure on revenues from the prolonged downturn in demand in the telecommunications industry, we have been pursuing a growth strategy designed to expand our product line and areas of distribution. The acquisition of i3 Mobile and the purchase of the assets of Intasys during fiscal year 2004 are results of this strategy. During the past three fiscal years and first quarter of fiscal year 2005, we experienced significant net losses from operations, primarily due to reduced demand from our North American telecommunications customers. During the second quarter of 2005, we reported a net loss from operations of $43 thousand. The improvement in results is primarily the result of sales under a large contract with a customer in the Middle East, sales under a large contract with a customer in Asia and revenues from the Intasys OSS business. To offset the effects of the current lower North American demand, we continue to target sales efforts toward what we believe to be a growing market for our Convergent Mediation™ solutions outside of North America and to acquire revenues by expanding our customer base and product offerings through acquisition. During the past fiscal year and current quarter, we increased our revenues from outside of North America, in particular from the Middle East, Asia and Europe as a result of a previously announced order from Telecom Egypt, a new order from an Asian carrier during the current quarter and the new products added through our purchase of the assets of Intasys.

On February 12, 2004, we completed our previously announced acquisition of OSS solutions assets of Intasys from Mamma.com, Inc. We paid $2.0 million for the purchase of the intellectual property, customers, fixed assets and transaction related expenses. The terms provided for an additional $250 thousand of consideration to be paid based upon certain earn out provisions of the asset purchase agreement. At December 31, 2004, $100 thousand was earned, $40 thousand has been paid and the remaining $60 thousand has been accrued and will be paid in January 2005. The remaining $150 thousand will not be earned since the earn out provisions were not met.

In accordance with FAS 142, we allocated the purchase price based on an economic valuation of the purchased assets. Based upon this valuation, we recorded an intangible asset of $845 thousand which is being amortized over sixty months related to the purchased customers and technology of Intasys. Additionally, we recorded a charge of $1.2 million in the third quarter of 2004 associated with the purchase of in process research and development.

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

Our revenue recognition policy takes into consideration the creditworthiness of the customer in determining the probability of collection as a criterion for revenue recognition. The determination of creditworthiness requires the exercise of judgment, which affects our revenue recognition. If a customer is deemed to be not creditworthy, all revenue under arrangements with that customer is recognized only upon receipt of cash. The creditworthiness of such customers is reassessed on a regular basis and revenue is deferred until cash is received.

Allowance for Bad Debts

The allowance for doubtful accounts is established through a charge to general and administrative expenses. This allowance is for estimated losses resulting from the inability of our customers to make required payments. It is an estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer, age of the receivable balance, individually and in aggregate, and current economic conditions that may affect a customer’s ability to pay. The use of different estimates or assumptions could produce different allowance balances. Our customer base is highly concentrated in the telecommunications and Internet service provider industries. Several of the leading companies in these industries have filed for bankruptcy. In addition, we have experienced delays in receiving payment from certain of our international customers and certain of these customers have negotiated longer payment terms. If collection is not probable at the time the transaction is consummated, we do not recognize revenue until cash collection. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Results of Operations

The following table shows the percentage of revenue of certain items from ACE*COMM’s statements of operations:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2004	2003	2004	2003

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	41.3%	71.2%	43.6%	67.5%
Selling, general and administrative expenses	47.7%	87.4%	49.0%	78.9%
Research and development	11.9%	3.8%	11.8%	4.5%

Income (loss) from operations	(0.9)%	(62.4)%	(4.4)%	(50.9)%
Interest expense	(0.1)%	(0.4)%	(0.1)%	(0.3)%
Other income	4.7%	0.0%	2.4%	0.0%

Income (loss) before income taxes	3.7%	(62.8)%	(2.1)%	(51.2)%
Benefit for income taxes	0.0%	0.0%	(0.1)%	0.0%

Net income (loss)	3.7%	(62.8)%	(2.2)%	(51.2)%

Three and Six months ended December 31, 2004 compared to Three and Six Months ended December 31, 2003. The above reflects the results of operations from the purchase of the Intasys OSS assets in February 2004. Previous periods do not include the revenue of Intasys.

Revenue

Revenue for the three months ended December 31, 2004 (“second quarter of fiscal year 2005”) and December 31, 2003, was $4.8 million and $2.4 million, respectively, reflecting an increase of $2.4 million or 100%. Revenue for the six months ended December 31, 2004 and December 31, 2003 was $9.4 million and $4.9 million, respectively, reflecting an increase of $4.5 million or 92%.

Revenue growth depends, in part, on the overall demand for our product-based solutions and on sales to large customers. Because our sales are primarily to telecommunication and Internet service providers and enterprises, our ability to generate revenue also depends on specific conditions affecting those providers and on general economic conditions. The increase in revenue during the three months and six months ended December 31, 2004 as compared to the corresponding period last year reflects sales under a large contract with a customer in the Middle East of $556 thousand for the quarter and $1.1 million year to date, sales under a large contract with a customer in Asia of $166 thousand for the quarter and $755 thousand year to date and revenues from the Intasys OSS business of $1.3 million for the quarter and $2.6 million year to date.

Revenue from sales to network service providers increased 38% from $1.3 million to $1.8 million for the three months ended December 31, 2004, and represented 38% of total revenue. Revenue from sales to network service providers increased 75% from $2.4 million to $4.2 million for the six months ended December 31, 2004 and represented 45% of total revenue. The increase in revenue during the six months ended December 31, 2004 results from the large contracts from the Middle East and Asia.

Revenue from sales to enterprises increased 45% from $1.1 million to $1.6 million for the three months ended December 31, 2004 and represented approximately 33% of total revenue. Revenue from sales to enterprises increased 9% from $2.5 million to $2.7 million for the six months ended December 31, 2004 and represented 28% of total revenue. Revenues increased during the quarter primarily due to a new customer order, a follow-on order from an existing customer and a maintenance contract.

Revenue from sales of Operations Support Systems was $1.3 million and $2.6 million for the three months and six months ended December 31, 2004, respectively. The Operations Support Systems products were acquired with the purchase of the assets from Intasys in February 2004, and represented 27% of total revenue for the quarter and 28% of total revenue year to date. Periods prior to March 31, 2004, did not include the revenue of the Operations Support Systems products.

Backlog was $9.8 million, including $2.8 million related to the Operations Support Systems products, as of December 31, 2004, compared to $12.1 million as of June 30, 2004. We define backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services to be provided to customers generally within one year. We have experienced fluctuations in our backlog at various times. We anticipate that $6.2 million of the backlog at December 31, 2004, will be recognized during fiscal year 2005. Although we believe that our entire backlog consists of firm orders, our backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the contracting process.

We believe that as a result of the inclusion of the revenues from the asset purchase of Intasys for a full year, the revenues generated from backlog and sales efforts that revenues will increase in fiscal 2005 as compared to fiscal 2004. At this time, we cannot predict whether the increase in revenues will enable us to make a profit for fiscal 2005.

Cost of Revenue

Our cost of revenue consists primarily of direct labor costs, direct material costs and allocable indirect costs. The expenses for services provided by certain alliance partners in connection with the installation and integration of our products may also be included.

Cost of revenue was $2.0 million and $1.7 million, respectively, for the three months ended December 31, 2004 and 2003, representing 42% and 71% of total revenue for each period, respectively. Cost of revenue was $4.1 million and $3.3 million, respectively, for the six months ended December 31, 2004 and 2003, representing 44% and 67% of total revenue for each period, respectively. Cost of revenue increased $254 thousand, or 15%, during the three months ended December 31, 2004, as compared to the prior corresponding period. Cost of revenue increased $830 thousand, or 25%, during the six months ended December 31, 2004, as compared to the prior corresponding period. The decrease in the cost of sales as a percentage of revenue is primarily the result of fixed costs being spread out over a higher level of sales during the most recent two quarters. Cost of sales of Operations Support Systems was $270 thousand and $550 thousand for the three and six months ended December 31, 2004, respectively, due to the purchase of the assets from Intasys. Periods prior to March 31, 2004, did not include the costs of Intasys. The remaining increase is primarily due to increased materials expense related to the two large contracts in the Middle East and Asia.

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

SG&A expenses were $2.3 million and $2.1 million, respectively, during the three months ended December 31, 2004 and 2003, representing 48% and 87% of total revenue for each period. SG&A expenses were $4.6 and $3.9 million, respectively, for the six months ended December 31, 2004 as compared to the prior year. The decrease as a percentage of revenue results from fixed costs being spread out over a higher level of sales during the most recent quarter. The increase in the level of expenses results from the additional selling, general and administrative costs associated with the Operations Support Systems products acquired from Intasys and in increase in selling expenses for our existing product lines.

Research and Development Expenses

Research and development (R&D) expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of our products such as JBill Global and NetPlus.

Research and development expenses were $570 thousand and $92 thousand during the three months ended December 31, 2004 and 2003, respectively, and represented 12% and 4% of total revenue for each period, respectively. Research and development expenses were $1.1 million and $222 thousand during the six months ended December 31, 2004 and 2003, respectively, and represented 12% and 4% of total revenue for each period, respectively. Research and development expenses increased $478 thousand or 520% during the three months ended December 31, 2004, as compared to the prior corresponding period. Research and development expenses increased $892 thousand or 402% during the six months ended December 31, 2004, as compared to the prior corresponding period. The increase in research and development expenses is primarily due to the inclusion of the research and development expenses associated with the acquisition of the assets of Intasys which amounted to approximately $487 thousand during the current quarter and $938 thousand during the six months ended December 31, 2004. These expenses are expected to continue at or above the current levels for the remainder of fiscal year 2005 as we complete the development of new versions of the Intasys product, expand development of ACE*COMM products and make the technical changes necessary to integrate the new products into our product lines.

Although research and development expenses have increased, we are pursuing several strategies to keep up with market demands for new technology while controlling costs. We have been selective in approving new projects and in some instances discontinued projects that were not related to the development of our core Convergent Mediation™ solutions. In some instances, we charge our customers for development which we include in cost of revenues. Finally, we have been pursuing opportunities to license or acquire new technology from third parties as a strategy for expanding our product offerings. The purchase of the assets of Intasys is an example of this strategy.

Liquidity and Capital Resources

As of December 31, 2004 and June 30, 2004, our primary sources of liquidity were cash and cash equivalents of $2.2 million and $2.9 million, respectively. Cash and cash equivalents decreased by 23% from June 30, 2004 to December 31, 2004, and comprised 23% and 28% of total assets as of December 31, 2004 and June 30, 2004, respectively. The net decrease of $755 thousand is due to cash used in operating activities of $1.1 million offset by borrowings on line of credit of $478 thousand.

Working capital was $3.7 million at December 31, 2004 and at June 30, 2004. The Company is pursuing a growth strategy that involves acquisitions and additional financing may be required for future acquisitions.

At December 31, 2004, approximately 23% of the Company’s billed accounts receivable was older than ninety days. Two international customers comprised 30% of our billed accounts receivable at December 31, 2004 and 69% of this balance is current. We expect that international telecommunication and internet service providers will continue to take longer to make payments than domestic customers.

Operating activities used $1.1 million and $1.4 million in cash during the six months ended December 31, 2004 and 2003, respectively. Net cash used for investing activities was $164 thousand and $10 thousand, respectively, during the six months ended December 31, 2004 and 2003, and primarily relates to the addition of leasehold improvements and computer equipment.

Financing activities generated cash of $516 thousand during the six months ended December 31, 2004, primarily from borrowings under our bank line and generated $6.4 million during the six months ended December 31, 2003, resulting from the merger with i3 Mobile, Inc..

Our loan and security agreement with Silicon Valley Bank was renewed effective December 31, 2004. Under the new agreement, we may borrow based upon the amount of our approved borrowing base of eligible accounts receivable, up to a maximum of $3.5 million. The line of credit has sub-limits of $500,000 for letters of credit and $1.25 million for U.S. Export Import Bank usage. We can draw up to 70% of our eligible accounts receivable under the master line and up to 70% of our eligible foreign accounts receivable under the U.S. Export Import Bank sub-limit line. Amounts borrowed bear interest at a rate equal to the bank’s prime rate plus 200 basis points per annum, charged on the average daily balance of advances outstanding, payable monthly and calculated on a 360-day year basis. The receivables comprising the borrowing base must not be more than 90 days aged (unless approved by the bank), must not be in dispute, and must conform to other eligibility requirements. As of December 31, 2004, $674 thousand was available under the line of credit. Our obligations under the Agreement are secured by a security interest in all of our assets and intellectual property. Advances made to us are payable in full upon demand in the event of default under the agreement. Financial covenants under the loan and security agreement require us to maintain certain tangible net worth figures at quarter end, certain quick ratios on a monthly basis and to also maintain a $750 thousand unrestricted cash and borrowing capability requirement per week. At December 31, 2004, we were in compliance with the financial covenants.

ACE*COMM has issued standby letters of credit for security deposits for office space and to guarantee service contracts as summarized in the following table. The letters of credit total approximately $350 thousand at December 31, 2004 , which are fully secured under our line of credit with the Bank.

Other Commercial Commitments	Commitment Expiration Per Period (in thousands)
Total
	Amounts	Less than 1			Over 5
	Committed	year	1-3 years	4-5 years	years
Standby Letters of Credit	$350	$135	$215	$—	$—

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

We have incurred significant net losses from operations during the past three fiscal years and first quarter of fiscal year 2005, primarily due to reduced demand from our North American telecommunications customers. During the second quarter of 2005 we reported a net loss from operations of $43 thousand. The improvement in results is primarily the result of increased revenues related to sales under a large contract with a customer in the Middle East, sales under a large contract with a customer in Asia and revenues from the Intasys OSS business. To offset the effects of the current lower North American demand, we continue to target sales efforts toward what we believe to be a growing market for our Convergent Mediation™ solutions outside of North America and to acquire revenues by expanding our customer base and product offerings through acquisition.

As a result of previous losses, we have maintained numerous cost reduction measures which have kept operating expenses low. Additionally, we have developed contingency plans to reduce expenses further, should revenues decline below projected levels.

We are continuing to manage our expenses to conserve cash and maintain adequate liquidity. We have no significant commitments for capital expenditures at December 31, 2004. We believe that existing consolidated cash balances reflecting completion of the i3 Mobile merger, cash flow from operations, and the availability of credit under our agreement with the Bank will support our working capital requirements for the next twelve months, based on our current expectations as to anticipated revenue, expenses and cash flow.

The following table summarizes contractual obligations and commitments as of December 31, 2004 which includes the commitments associated with the asset purchase of Intasys:

Contractual Obligation	Payments Due by Period
(amounts in thousands)
		Less than 1			After 5
	Total	year	1-3 years	4-5 years	years
Operating Leases	$3,169	$830	$1,514	$815	$10

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

The adverse conditions in the telecommunications industry are materially and adversely affecting us and may continue to do so

Our business and financial results are highly dependent on the telecommunications industry and the capital spending of our customers. Over the past three or four years capital spending by telecommunication companies has been at reduced levels and may continue to be at such levels or decrease further. Various commentators have attributed the decrease in spending to the decline in the telecommunications industry in particular and economic conditions in general. Telecommunications products and services have increasingly become commodities that cannot easily be distinguished with intense competition in the development of new technology or other features and increasing competition from smaller but rapidly developing alternative carriers. The reduction of spending by companies in the telecommunication industries has caused, and may continue to cause, a significant reduction in our revenues. Although we recently noted an increase in demand from certain types of customers, other areas of our business have experienced continued weakness in demand and unwillingness of customers to spend significant sums on procuring new software or OSS solutions products or services.

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

Many of our telecommunications customers involve credit risks for us

Many of our customers present potential credit risks, and we are dependent on a small number of major customers. The majority of our customers are in the telecommunication services industry and government sector, or are in the early stages of development when financial resources may be limited. Five customers represented 52% of our gross trade receivables balance as of December 31, 2004. Because we depend on a small number of major customers, and many of our customers present potential credit risks for different reasons, our results of operations could be adversely affected by non-payment or slow-payment of receivables. We have also experienced significant losses for doubtful accounts. For a more detailed discussion of doubtful accounts please read the section labeled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Bad Debts”. Several of our international customers have negotiated extended payment terms.

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

We are increasingly subject to the risks and costs of international sales, and failure to manage these risks would have an adverse effect on us

A substantial portion of our revenues are derived from international sales and are therefore subject to the risks of conducting business overseas, including the general economic conditions in each country, the overlap of different tax structures, the difficulty in managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, and longer payment cycles. We derived approximately $3.0 million, or 63% of our total revenue and $760 thousand or 31% from customers outside of the United States for the three months ended December 31, 2004 and 2003, respectively. We derived $6.1 million, or 64% of total revenue and $1.4 million or 28.7% of total revenue from customers outside of the United States for the six months ended December 31, 2004 and 2003, respectively. To the extent that we have increased our international revenue sources over the last three years, the impact of the risks related to international sales could have an increasingly larger effect on our financial condition as a whole.

Failure to manage risks of potential acquisitions would have an adverse effect on us

We intend to investigate and pursue potential business combinations as one of the ways of growing our business during a difficult period. However, acquisitions must be conducted very carefully or there can be adverse consequences. In particular, failure to identify risks of potential acquisition targets or inability to correctly evaluate costs of combining business or technologies could cost us significant resources, dilution to our stockholders or loss of valuable time. Acquisitions may require additional financing and the additional financing may not be available or may not be available on terms acceptable to the Company.

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

ITEM 3	QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk related to any borrowings under our line of credit. As of December 31, 2004, borrowings outstanding under our line of credit were approximately $1.0 million. Our market risk sensitive instruments do not expose us to material market risk exposures.

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

There were no significant changes in our internal controls over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 3, 2004, the Registrant held its 2004 Annual Meeting of Stockholders. A vote was held for the election of Directors and the stockholders re-elected Directors Paul Casner, Jr. and Matthew Stover, both Class II directors, whose terms expire at the 2007 Annual Meeting, and J. William Grimes, Class III director, whose term expires at the 2005 Annual Meeting.

The stockholders also took the following action at the 2004 Annual Meeting:

To approve the proposal to ratify the selection of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending June 30, 2005.

Votes For: 12,215,498	Votes Against: 40,902	Abstain: 11,741

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
Exhibit 31.1	Certification of Chief Executive Officer
Exhibit 31.2	Certification of Chief Financial Officer
Exhibit 32	Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     During the period covered by this report, ACE*COMM filed the following reports on Form 8-K:

Date Filed	Item Reported On
October 25, 2004	On October 25, 2004, ACE*COMM Corporation issued a press release to announce its financial results for the first quarter of fiscal year 2005, which ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE*COMM CORPORATION

January 27, 2005	By	/s/George T. Jimenez

George T. Jimenez
Chief Executive Officer

/s/Steven R. Delmar

Steven R. Delmar
Chief Financial Officer
(Principal Financial Officer)