Form 10-Q
period 2005-03-31
ACE COMM CORP
filed 2005-05-13
CIK 1017526

As filed with the Securities and Exchange Commission on May 13, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-21059

ACE*COMM CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-1283030

(State or Other Jurisdiction of Incorporation or	(IRS Employer
Organization)	ID Number)

704 Quince Orchard Road, Gaithersburg, MD	20878
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of Common Stock outstanding as of May 12, 2005 was 16,694,330.

ACE*COMM CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ACE*COMM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	June 30,
	2005	2004
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,735	$2,881
Restricted cash	500	—
Accounts receivable, net	4,555	4,246
Inventories, net	687	573
Deferred contract costs	224	571
Prepaid expenses and other	464	257

Total current assets	10,165	8,528
Property and equipment, net	725	592
Goodwill	1,681	—
Acquired intangibles	2,164	899
Other non-current assets	288	312

Total assets	$15,023	$10,331

Liabilities and Stockholders’ Equity

Current liabilities:
Borrowings	$3,537	$545
Accounts payable	1,464	591
Accrued expenses	2,714	1,484
Accrued compensation	662	724
Deferred revenue	1,559	1,519

Total current liabilities	9,936	4,863
Long-term notes payable	17	—

Total liabilities	9,953	4,863

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 45,000,000 shares authorized, 16,687,635 and 13,761,182 shares issued and outstanding	167	138
Additional paid-in capital	34,795	28,475
Other accumulated comprehensive income (loss)	15	(41)
Accumulated deficit	(29,907)	(23,104)

Total stockholders’ equity	5,070	5,468

Total liabilities and stockholders’ equity	$15,023	$10,331

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$3,760	$4,842	$13,197	$9,720
Cost of revenue	1,995	2,135	6,112	5,421

Gross profit	1,765	2,707	7,085	4,299

Selling, general, and administrative	2,548	2,537	7,169	6,390
Research and development	631	400	1,745	621
Acquired in process research and development	5,118	1,160	5,118	1,160

Loss from operations	(6,532)	(1,390)	(6,947)	(3,872)

Interest expense	(16)	(9)	(24)	(25)
Gain from settlement of debt obligation	—	—	228	—

Loss before income taxes	(6,548)	(1,399)	(6,743)	(3,897)
Income tax expense	(45)	—	(60)	—

Net loss	$(6,593)	$(1,399)	$(6,803)	$(3,897)

Basic net loss per share	$(.47)	$(.10)	$(.49)	$(.34)

Diluted net loss per share	$(.47)	$(.10)	$(.49)	$(.34)

Shares used in computing net loss per share:

Basic	13,981	13,736	13,844	11,508

Diluted	13,981	13,736	13,844	11,508

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended
	March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,803)	$(3,897)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	455	488
Provision for doubtful accounts	157	197
Gain from settlement of debt obligation	(228)	—
In process research and development costs acquired	5,118	1,160
Changes in operating assets and liabilities, net of effects of merger:
Accounts receivable	(261)	(1,159)
Inventories, net	(104)	40
Prepaid expenses and other assets	(130)	(178)
Deferred contract costs	347	(828)
Accounts payable	116	(890)
Accrued liabilities	321	384
Deferred revenue	(150)	525

Net cash used in operating activities	(1,162)	(4,158)

Cash flows from investing activities:
Purchases of property and equipment	(190)	(218)
2helix acquisition	392	—
Purchase of certificate of deposit for letter of credit	(500)	—
Contract rights acquired from Intasys	(100)	(2,005)

Net cash provided by (used in) investing activities	(398)	(2,223)

Cash flows from financing activities:
Net borrowings on line of credit	160	992
Proceeds from employee stock purchase plan and exercise of stock options	73	34
Net proceeds from private financing transaction	2,131	—
Net proceeds from common stock issued in i3 Mobile transaction	—	8,299

Net cash provided by financing activities	2,364	9,325

Net increase in cash and cash equivalents	804	2,944
Effect of exchange rate on cash:	50	—
Cash and cash equivalents, beginning of period	2,881	1,570

Cash and cash equivalents, end of period	$3,735	$4,514

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$32	$36
Income taxes	$15	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance, June 30, 2003	9,807	$98	$21,933	$—	$(17,206)	$4,825
Exercise of common stock options	140	1	191	—		192
Employee stock purchase plan	42	1	50	—	—	51
Stock repurchases and warrants	(2)	—	(48)	—	—	(48)
Issuance of warrants to consultant	—	—	164	—		164
Foreign currency translation	—	—	—	(41)		(41)
i3 Mobile merger	3,774	38	6,185	—		6,223
Net loss	—	—	—	—	(5,898)	(5,898)

Balance, June 30, 2004	13,761	138	28,475	(41)	(23,104)	5,468
Exercise of common stock options	152	1	31	—	—	32
Employee stock purchase plan	34	1	40	—	—	41
Foreign currency translation	—	—	—	56	—	56
Private financing	1,000	10	2,121	—	—	2,131
2helix acquisition	1,740	17	4,128	—	—	4,145
Net loss	—	—	—	—	(6,803)	(6,803)

Balance, March 31, 2005	16,687	$167	$34,795	$15	$(29,907)	$5,070

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

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is currently evaluating the financial statement impact of the adoption of SFAS 151.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” Statement. SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply Statement 123(R) in their financial statements in the first quarter of fiscal 2006 (which for ACE*COMM is the quarter ended September 30, 2005). The Company is currently evaluating the financial statement impact of the adoption of SFAS 123(R).

Cash

The company invested in a short-term certificate of deposit for a letter of credit issued to a potential customer and this is reflected as restricted cash.

Earnings (Loss) per Share

The basic net earnings (loss) per share presented in the accompanying financial statements is computed using weighted average common shares outstanding. Diluted net earnings per share generally includes the effect, if dilutive, of potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options) were exercised and converted to common stock. Because of the reported net losses for the nine months ended March 31, 2005, the effect of including potentially dilutive securities is anti-dilutive and therefore they have been excluded. If stock options had been included, shares used in the diluted loss per share calculation for the nine months would have increased by 290,367 shares.

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

Total other comprehensive loss consists of the following (in thousands):

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Loss	$(6,593)	$(1,399)	$(6,803)	$(3,897)
Other Comprehensive (Loss) Income (Foreign Currency Translation)	(43)	(8)	56	(8)

Total Other Comprehensive Loss	$(6,636)	$(1,407)	$(6,747)	$(3,905)

Stock Based Compensation

The Company generally applies Accounting Principles Board (APB) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’, and related interpretations in accounting for stock options and presents pro forma net income and earnings per share data as if the accounting prescribed by Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock Based Compensation’’ had been applied. The Company also applies the provisions of FIN 44, “Accounting for Certain Transactions Involving Stock Compensation”, as required when modifications and other provisions cause the application of variable accounting which calls for the periodic measurement of compensation expense based on the difference in the exercise price and the underlying value of the related stock.

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net (loss) income and basic and diluted net (loss) income per common share would have been changed to pro forma amounts in the following table. The assumptions included in the fair value calculations for the current quarter are expected life of 3 years, interest rate of 3.5%, expected volatility of 110% and dividend yield of 0%.

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(6,593)	$(1,399)	$(6,803)	$(3,897)
Add: Total stock-based compensation expense reported in net loss	—	—	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards*	(238)	(195)	(710)	(542)

Pro forma net loss	$(6,831)	$(1,594)	$(7,513)	$(4,439)

Earnings per share basic and diluted:

As reported	$(0.47)	$(0.10)	$(0.49)	$(0.34)
Pro forma	$(0.49)	$(0.12)	$(0.54)	$(0.39)

Weighted average common shares outstanding:
Basic	13,981	13,736	13,844	11,508
Diluted	13,981	13,736	13,844	11,508

*	All awards refer to awards granted, modified or settled in fiscal periods beginning after December 15, 1994 – awards for which the fair value was required to be measured under Statement 123.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in thousands):

	March 31,	June 30,
	2005	2004
Billed receivables	$4,417	$3,913
Unbilled and other receivables	247	868
Allowance for doubtful accounts	(109)	(535)

	$4,555	$4,246

Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year. At March 31, 2005, approximately 31% of the Company’s billed accounts receivable was older than ninety days. One customer comprised 44% of the amount older than ninety days. Two international customers comprised 41% of our billed accounts receivable at March 31, 2005 and 56% of this balance is current. We expect that international telecommunication and internet service providers will continue to take longer to make payments than domestic customers. The Company recorded a provision for doubtful accounts of $157 thousand and $197 thousand during the nine months ending March 31, 2005 and 2004, respectively. The decrease in the allowance for doubtful accounts from $535 thousand to $109 thousand is primarily due to the write off of receivables considered uncollectible which were reserved for as of June 30, 2004. Management continuously assesses the collectibility of accounts receivable and establishes reserves when necessary based on factors considered which include customer creditworthiness and past payment history. At March 31, 2005, billed receivables due from one customer comprised 28% of the billed accounts receivable balance and billed accounts receivable from four additional customers comprised 31% of the balance.

In the quarter ended March 31, 2004, we delivered products pursuant to a contract with a customer in the Middle East. The contract provides for aggregate installment payments totaling $4.2 million to be made over 5 quarters. Installments totaling $4.2 million were due on or before March 31, 2005 and as of March 31, 2005, $3.1 million of these amounts had been collected. Future revenue on the contract will be recognized as payments are received. We received a payment of $260 thousand in May 2005 from this customer.

NOTE 3 – INVENTORY

Inventory consists of the following (in thousands):

	March 31,	June 30,
	2005	2004
Inventory	$886	$772
Allowance for obsolescence	(199)	(199)

	$687	$573

Inventory write-offs during the nine months ended March 31, 2005 and 2004 were $0 and $90 thousand, respectively.

NOTE 4 – DEFERRED CONTRACT COSTS

As discussed in Note 2, during the third quarter of fiscal 2004, we delivered a large order to a customer in the Middle East that has payment terms that extend beyond one year. During the first quarter of 2005, we delivered a large order to an Asian customer under an arrangement with deferred payment terms. We are deferring the recognition of revenue until the due date of the installment payments in accordance with Statement of Position 97-2. Accordingly we have deferred the related costs associated with the future installment payments on both contracts ($224,000 at March 31, 2005) and we will recognize revenue and the related costs on the due date of the payment. In the event an amount due was deemed to be uncollectible, we would write off the remaining deferred costs.

NOTE 5 – STOCKHOLDERS’ EQUITY

During the nine months ended March 31, 2005, the Company issued 34,046 shares of common stock under the Employee Stock Purchase Plan.

Other accumulated comprehensive loss comprises foreign currency translation charges associated with operations in the United Kingdom, Australia and Canada.

On March 31, 2005, we completed a private placement of 1,000,000 Units at $2.50 per Unit, resulting in aggregate gross proceeds to ACE*COMM of $2,500,000. Each “Unit” sold in the private placement consisted of one share of ACE*COMM’s common stock, $0.01 par value, and a warrant to acquire 0.50 shares of ACE*COMM common stock at an exercise price of $3.53 per share, together with an additional investment right to acquire one share of ACE*COMM common stock at an exercise price of $2.50 per share and a warrant to acquire 0.50 shares of ACE*COMM common stock at an exercise price of $3.53 per share. The closing price of ACE*COMM common stock on March 31, 2005 was $3.18.

NOTE 6 – MERGERS AND ACQUISITIONS

Fiscal 2005

Double Helix Solutions Limited

On March 24, 2005, we completed the acquisition of Double Helix Solutions Limited, a company based in London that operates under the name 2helix, a provider of network asset assurance, revenue optimization, and business intelligence solutions to Tier 1 carriers, primarily in Europe. This acquisition was accounted for as a purchase and as such, our March 31, 2005 financial statements reflect the acquisition from March 24, 2005 forward. Operations of 2helix were not significant for the last week of March 2005.

The total purchase price for the acquisition was £4.4 million, or approximately $8.3 million, plus additional consideration under an earn-out equal to the excess of 2helix revenues during the next 12 months over £3.5 million. The purchase price consisted of 1,740,294 shares of ACE*COMM common stock valued at a per share price of $3.1648, the 10 day volume weighted average price of ACE*COMM common stock, and notes with a six month maturity in the aggregate principal amount of approximately $2.8 million.

In accordance with FAS 141, the Company allocated the 2helix purchase price of $8.3 million and costs incurred of $0.8 million, for a total purchase price of $9.1 million, as follows (in thousands):

In process research and development	$5,118
Contract rights and related technology	1,322
Note receivable from 2helix	1,015
Goodwill	1,681

$9,136

Contract rights and technology will be amortized over thirty-six months.

The net book value on March 24 is comprised of the following:

March 24,
2005
(Unaudited)
Assets
Cash and cash equivalents	$392
Other assets	281
Property and equipment, net	221

Total assets	$894

Liabilities and Stockholders’ Equity
Notes payable to ACE*COMM	1,015
Other liabilities	1,241

Total liabilities	2,256
Stockholders’ equity	(1,362)

Total liabilities and stockholders’ equity	$894

The following table presents summary pro-forma financial information to reflect the results of operations as if 2helix had been acquired on July 1, 2003:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$5,120	$7,210	$15,895	$14,289

Net loss	$(6,836)	$(1,700)	$(7,286)	$(4,477)

Loss per share	$(.49)	$(.12)	$(.53)	$(.39)

Fiscal 2004

Intasys

On February 12, 2004, ACE*COMM completed its previously announced purchase of certain operations support systems solutions assets of Intasys from Mamma.com, Inc. This was accounted for as a purchase and the accompanying financial statements include the results of operations from the purchase date forward. We paid cash of $2.0 million for the purchase of the intellectual property (including in process research and development), customers, fixed assets and transaction related expenses. There was an additional $250 thousand of consideration to be paid based upon certain earn out provisions of the asset purchase agreement. At March 31, 2005, $100 thousand was earned and paid. The remaining $150 thousand was not earned since the earn out provisions were not met.

In accordance with FAS 141, the Company allocated the purchase price of the Intasys assets based on an economic valuation of the purchased assets as follows (in thousands):

In process research and development	$1,160
Contract rights and related technology	972
Property and equipment	130

$2,262

The $1.2 million associated with the purchase of in process research and development was recorded as a charge in the third quarter of 2004. Contract rights and technology will be amortized over sixty months. Through March 31, 2005, amortization expense totaled $230,000.

The tax benefits associated with the future tax deductions associated with this acquisition have been fully reserved due to doubt as to whether they will be realized. Upon release of the valuation allowance associated with these tax benefits in the future, the related tax benefit will be applied first against recorded intangible assets.

13 Mobile

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

During the second quarter of fiscal year 2005, we negotiated a settlement with a former i3 Mobile vendor. The settlement resulted in a reduction of a liability by $228 thousand which the Company recorded as a reduction of current liabilities and a gain which comprises other income. The remaining balance of $163,000 is being paid over a twelve month period.

NOTE 7 – INCOME TAXES

The Company is in a net operating loss carry forward position. In the event we experience a change in control as defined by the Internal Revenue Service, use of some or all of our net operating loss carry forwards may be limited. A valuation allowance offsets all net deferred tax assets.

NOTE 8 – SEGMENT INFORMATION

The Company is managed as one segment and results are measured based on revenue type and not business unit. However, we do not measure operating profit by revenue source. The following table reflects revenues by type and geographic location:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue by Type
Enterprise	$1,540	$891	$4,226	$3,352
Network Service Provider (NSP)	974	2,967	5,149	5,367
Operations Support Systems (OSS)	1,243	973	3,806	973
IT and Other	3	11	16	28

Total Revenue	$3,760	$4,842	$13,197	$9,720

Revenue by Location
Asia	$607	$437	$2,209	$952
North America	1,150	1,444	4,522	4,922
Europe	1,939	1,027	5,177	1,710
Middle East	60	1,891	1,252	2,011
Other	4	43	37	125

Total Revenue	$3,760	$4,842	$13,197	$9,720

We purchased the OSS assets of Intasys in February 2004. Accordingly, the results of Intasys’s OSS revenues are included in our results of operations for the nine months ended March 31, 2005. Previous periods do not include the revenue of Intasys. We purchased 2helix in March 2005. Accordingly, the results of 2helix revenues are included in our results of operations for the nine months ended March 31, 2005. Previous periods do not include the revenue of 2helix.

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

Overview

Sources of Revenue

ACE*COMM delivers enterprise telemanagement applications and advanced Convergent Mediation™ and Operations Support Systems solutions to wired and wireless voice, data, and Internet communications providers. Our solutions are tailored to each customer’s needs and consist of hardware, software and related services that enable the capture, security, validation, correlation, augmentation, and warehousing of data from network elements and the distribution of this data in appropriate formats to OSS (“Operations Support Systems”) and BSS (“Business Support Systems”) operations. Our solutions also provide for centralized management and security of enterprise networks. After completing the acquisition of the assets of Intasys Billing Technologies in the quarter ending March 31, 2004, ACE*COMM now offers Intasys’ line of wireless OSS products and has integrated the Intasys technologies into our convergent mediation service delivery platform products. After completing the acquisition of 2helix during the quarter ending March 31, 2005, ACE*COMM now offers the 2helix revenue assurances products and has commenced integrating the 2helix technologies into our convergent mediation service delivery platform.

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

Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During the three months ended March 31, 2005, we had six customers generating $150,000 or more in revenue during the period (“Major Customers”) representing approximately 54% of total revenue. Our largest three customers during the three months ended March 31, 2005 were an international systems integrator whose purchases represented approximately 23% of revenue, and two wireless service providers in the UK, whose combined purchases represented approximately 16% of total revenue. During the three months ended March 31, 2004, we had four Major Customers representing approximately 53% of total revenue. Our largest customer during the three months ended March 31, 2004 was a reseller in the Middle East whose purchases represented approximately 39% of revenue. The average revenue earned per Major Customer was $337 thousand and $641 thousand, respectively, for the three months ended March 31, 2005 and 2004.

Trends and Strategy

Revenue growth depends, in part, on the overall demand for our product-based solutions and on sales to large customers. Because our sales are primarily to telecommunication and Internet service providers and enterprises, our ability to generate revenue also depends on specific conditions affecting those providers and on general economic conditions. For the past several years we have been experiencing pressure on revenues from the prolonged downturn in demand in the telecommunications industry. During the past three fiscal year and the first nine months of fiscal year 2005, we experienced significant net losses from operations, primarily due to reduced demand from our North American telecommunications customers. To counteract this trend, we have been pursuing a growth strategy designed to expand our product line and areas of distribution. The acquisition of i3 Mobile and the purchase of the assets of Intasys during fiscal year 2004 and acquisition of 2helix in March 2005 are consistent with this strategy.

To offset the effects of the current lower North American demand, we continue to target sales efforts toward what we believe to be a growing market for our Convergent Mediation™ solutions outside of North America and to acquire revenues by expanding our customer base and product offerings through acquisition. During the past fiscal year and current quarter, we increased our revenues from outside of North America, in particular from the Middle East, Asia and Europe as a result of a previously announced order from Telecom Egypt, a new order from an Asian carrier during the first quarter and the new products added through our purchase of the assets of Intasys. The acquisition of 2helix will increase revenues from Europe and will allow us to expand our product offerings to all of our customers.

We have also focused our sales resources on opportunities for our NetPlus EOSS products to remedy reductions in demand for these products from smaller network service providers. In addition to pursuing our traditional government markets, sales activities have been increased to large commercial enterprises to expand our NetPlus customer base. We believe our recent contract award from a U.S. defense agency resulted in part from these efforts.

As a result of previous losses, we have maintained numerous cost reduction measures which have kept operating expenses low. Additionally, we have developed contingency plans to reduce expenses further, should revenues decline below projected levels.

Recent Developments

On March 24, 2005, we completed the acquisition of Double Helix Solutions Limited, a company based in London that operates under the name 2helix, a provider of network asset assurance, revenue optimization, and business intelligence solutions to Tier 1 carriers, primarily in the European sector. 2helix has several software tools that are being developed into software products that we intend to complete and sell either as stand alone or integrated into our convergent mediation service delivery platform. The software will extend our service delivery platform offering and the potential customers for our products.

The total purchase price for the acquisition was £4.4 million, or approximately $8.3 million, plus additional consideration under an earn-out equal to the excess of 2helix revenues during the next 12 months over £3.5 million. The purchase price consisted of 1,740,294 shares of ACE*COMM common stock valued at a per share price of $3.1648, the 10 day volume weighted average price of ACE*COMM common stock, and notes with a six month maturity in the aggregate principal amount of approximately $2.8 million.

In accordance with FAS 141, we allocated the purchase price based on an economic valuation of the purchased assets. Based upon this valuation, we recorded an intangible asset of $1.3 million which will be amortized over thirty-six months related to the purchased customers and technology of 2helix. Additionally, we recorded a charge of $5.1 million in the third quarter of 2005 associated with the purchase of in process research and development. 2helix has several software tools that are being developed into software products that we intend to complete and sell either as stand alone or integrated into our convergent mediation service delivery platform. The software will extend our service delivery platform offering and the potential customers for our products.

On March 31, 2005, we completed a private placement of 1,000,000 Units at $2.50 per Unit, resulting in aggregate gross proceeds to ACE*COMM of $2,500,000. Each “Unit” sold in the private placement consisted of one share of ACE*COMM’s common stock, $0.01 par value, and a warrant to acquire 0.50 shares of ACE*COMM common stock at an exercise price of $3.53 per share, together with an additional investment right to acquire one share of ACE*COMM common stock at an exercise price of $2.50 per share and a warrant to acquire 0.50 shares of ACE*COMM common stock at an exercise price of $3.53 per share. The closing price of ACE*COMM common stock on March 31, 2005 was $3.18.

During the third quarter of 2005, we reported a net loss from operations of $6.5 million that includes a one time charge for acquired in process research and development of $5.1 million related to the acquisition of 2helix. The results of the quarter exclusive of that charge reflect a reduction in revenue and resulting net losses due to a number of prospects and customers delaying purchases of our products and deferring revenues under existing contracts by at least one quarter. However, since the end of the quarter we received a large Department of Defense contract that is expected to significantly assist our efforts to increase revenues.

We have also focused our sales resources on opportunities for our NetPlus EOSS products. In addition to pursuing our traditional government markets, sales activities have been increased to large commercial enterprises to expand our NetPlus customer base. In April 2005, we were selected to provide our NetPlus telecommunications system to a U.S. defense agency for a global deployment. These programs will encompass hundreds of installations, and are expected to total in excess of US $20 million for us over their lifespan. They include initial deployments scheduled over an 18 month timeframe, follow-on contracts for life cycle support and maintenance, further opportunities for ongoing upgrades and improvements, and additional sales opportunities for future versions of NetPlus EOSS, which could include product assets recently acquired as a part of 2helix.

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

More frequently, we are entering into multiple element arrangements that do not involve significant modification or customization of the related software. In these instances, ACE*COMM recognizes revenue in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” and allocates revenue to each element of the arrangement based on objective evidence of the element’s fair value based on internal price listings developed by ACE*COMM. Revenue for software licenses in these instances is recognized upon delivery (i.e. transfer of title), when a signed agreement exists, the fee is fixed and determinable, and collection of the resulting receivable is probable. The amount allocated to ACE*COMM’s maintenance contracts is recognized ratably over the term of the respective maintenance period.

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

Most of our professional services are delivered in conjunction with our solutions and are sometimes essential to the functionality of other elements of the arrangement. However, we do sell unbundled services and, in these instances, we generally recognize revenue as the services are performed.

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

Results of Operations

Three and nine months ended March 31, 2005 compared to three and nine months ended March 31, 2004.

The following table shows the percentage of revenue of certain items from ACE*COMM’s statements of operations:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of revenue	53.0%	44.1%	46.3%	55.8%
Selling, general and administrative expenses	67.8%	52.3%	54.3%	65.7%
Research and development	16.8%	8.3%	13.2%	6.4%
In process research and development	136.1%	24.0%	38.8%	11.9%

Loss from operations	(173.7)%	(28.7)%	(52.6)%	(39.8)%
Interest expense	(0.4)%	(0.2)%	(0.2)%	(0.3)%
Other income	0.0%	0.0%	1.7%	0.0%

Loss before income taxes	(174.1)%	(28.9)%	(51.1)%	(40.1)%
Income tax expense	(1.2)%	0.0%	(0.4)%	0.0%

Net loss	(175.3)%	(28.9)%	(51.5)%	(40.1)%

We purchased the OSS assets of Intasys in February 2004. Accordingly the results of Intasys’s OSS revenues are included in our results of operations for the nine months ended March 31, 2005. Previous periods do not include the revenue of Intasys. We purchased 2helix in March 2005. Accordingly, approximately one week of the results of 2helix revenues are included in our results of operations for the nine months ended March 31, 2005. Previous periods do not include the revenue of 2helix.

Revenue

Revenue for the three months ended March 31, 2005 (“third quarter of fiscal year 2005”) and March 31, 2004, was $3.8 million and $4.8 million, respectively, reflecting a decrease of $1.0 million or 21%. Revenue for the nine months ended March 31, 2005 and March 31, 2004 was $13.2 million and $9.7 million, respectively, reflecting an increase of $3.5 million or 36%.

The decrease in revenue during the three months ended March 31, 2005 as compared to the corresponding period last year results from a number of prospects and customers delaying purchases of our products and deferring revenues under existing contracts by at least one quarter. The increase in revenue for the nine months ended March 31, 2005 as compared to the corresponding period last year reflects sales under a large contract with a customer in the Middle East of $1.2 million year to date, sales under a large contract with a customer in Asia of $922 thousand year to date and revenues from the Intasys OSS business of $3.8 year to date. Since the end of the most recent quarter we received a large Department of Defense contract that is expected to significantly assist our efforts to increase revenues.

Revenue from sales to network service providers decreased 67% from $3.0 million to $1.0 million for the three months ended March 31, 2005, and represented 26% of total revenue. Revenue from sales to network service providers decreased 4% from $5.4 million to $5.2 million for the nine months ended March 31, 2005 and represented 39% of total revenue. We have focused our sales resources on opportunities for our NetPlus EOSS products to remedy reductions in demand for these products from network service providers. In addition to pursuing our traditional government markets, sales activities have been increased to large commercial enterprises to expand our NetPlus customer base. We believe our recent contract award from a U.S. defense agency resulted in part from these efforts.

Revenue from sales to enterprises increased 67% from $0.9 million to $1.5 million for the three months ended March 31, 2005 and represented approximately 39% of total revenue. Revenue from sales to enterprises increased 24% from $3.4 million to $4.2 million for the nine months ended March 31, 2005 and represented 32% of total revenue. Revenues increased during the quarter primarily due to two new customer orders, a follow-on order from an existing customer and a maintenance contract.

Revenue from sales of Operations Support Systems was $1.2 million and $3.8 million for the three months and nine months ended March 31, 2005, respectively. The Operations Support Systems products were acquired with the purchase of the assets from Intasys in February 2004, and represented 32% of total revenue for the quarter and 29% of total revenue year to date. Periods prior to March 31, 2004, did not include the revenue of the Operations Support Systems products.

Backlog was $11.6 million, including $4.8 million related to the Operations Support Systems products, as of March 31, 2005, compared to $12.1 million as of June 30, 2004. We define backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services to be provided to customers generally within one year. We have experienced fluctuations in our backlog at various times. We anticipate that $3.8 million of the backlog at March 31, 2005, will be recognized during fiscal year 2005. Although we believe that our entire backlog consists of firm orders, our backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the contracting process.

Cost of Revenue

Our cost of revenue consists primarily of direct labor costs, direct material costs and allocable indirect costs.
The expenses for services provided by certain alliance partners in connection with the installation and integration of our products may also be included.

Cost of revenue was $2.0 million and $2.1 million, respectively, for the three months ended March 31, 2005 and 2004, representing 53% and 44% of total revenue for each period, respectively. Cost of revenue was $6.1 million and $5.4 million, respectively, for the nine months ended March 31, 2005 and 2004, representing 46% and 56% of total revenue for each period, respectively. Cost of revenue decreased $140 thousand, or 7%, during the three months ended March 31, 2005, as compared to the prior corresponding period. Cost of revenue increased $691 thousand, or 13%, during the nine months ended March 31, 2005, as compared to the prior corresponding period. The decrease in the cost of sales as a percentage of revenue is primarily the result of fixed costs being spread out over a higher level of sales during the current fiscal year. Cost of sales of Operations Support Systems increased $237 thousand and $787 thousand for the three and nine months ended March 31, 2005, respectively, compared to the prior period. Periods prior to March 31, 2004, did not include the costs of Intasys.

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

SG&A expenses were $2.5 million during the three months ended March 31, 2005 and 2004, representing 68% and 52% of total revenue for each period. SG&A expenses were $7.2 and $6.4 million, respectively, for the nine months ended March 31, 2005 as compared to the prior year, representing 54% and 66% of total revenue for each period. The quarterly increase as a percentage of revenue results from fixed costs being spread out over a lower level of sales during the most recent quarter. The increase in the level of expenses results from the additional selling, general and administrative costs associated with the Operations Support Systems products acquired from Intasys and in increase in selling expenses for our existing product lines.

Research and Development Expenses

Research and development (R&D) expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of our products such as JBill Global, NetPlus and our convergent mediation service delivery platform.

Research and development expenses were $631 thousand and $400 thousand during the three months ended March 31, 2005 and 2004, respectively, and represented 17% and 8% of total revenue for each period, respectively. Research and development expenses were $1.7 million and $621 thousand during the nine months ended March 31, 2005 and 2004, respectively, and represented 13% and 6% of total revenue for each period, respectively. Research and development expenses increased $231 thousand or 58% during the three months ended March 31, 2005, as compared to the prior corresponding period. Research and development expenses increased $1.1 million or 177% during the nine months ended March 31, 2005, as compared to the prior corresponding period. The increase in research and development expenses is primarily due to the increase of the research and development expenses associated with the acquisition of the assets of Intasys which increased $1.2 million during the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004. These expenses are expected to continue at or above the current levels for the remainder of fiscal year 2005 as we complete the development of new versions of the Intasys product, develop the 2helix products and expand development of ACE*COMM products and make the technical changes necessary to integrate the new products into our product lines. Although we expensed $5.1 million for acquired in process research and development associated with the 2helix acquisition during this quarter, research and development expensed in the future should be marginally higher than this quarter’s $631 thousand expense.

Although research and development expenses have increased, we are pursuing several strategies to keep up with market demands for new technology while controlling costs. We have been selective in approving new projects and in some instances discontinued projects that were not related to the development of our core Convergent Mediation™ solutions. In some instances, we charge our customers for development which we include in cost of revenues. Finally, we have been pursuing opportunities to license or acquire new technology from third parties as a strategy for expanding our product offerings. The purchase of the assets of Intasys and the purchase of 2helix are examples of this strategy.

Liquidity and Capital Resources

As of March 31, 2005 and June 30, 2004, our primary sources of liquidity were cash and cash equivalents of $3.7 million and $2.9 million, respectively. Cash and cash equivalents increased by $800 thousand from June 30, 2004 to March 31, 2005, and comprised 25% and 28% of total assets as of March 31, 2005 and June 30, 2004, respectively. The net increase is due to the recent private placement of $2.5 million, offset by use of cash in operations. Working capital was $229 thousand and $3.7 million at March 31, 2005 and at June 30, 2004, respectively. The decrease in working capital is due to our operating loss and an increase in our notes payable, accounts payable, accrued expenses and transaction costs related to the 2helix acquisition.

At March 31, 2005, approximately 31% of the Company’s billed accounts receivable was older than ninety days. Two international customers comprised 41% of our billed accounts receivable at March 31, 2005 and 56% of this balance is current. We expect that international telecommunication and internet service providers will continue to take longer to make payments than domestic customers.

Operating activities used $1.2 million and $4.2 million in cash during the nine months ended March 31, 2005 and 2004, respectively. The prior year amount reflects a use of $1,159 thousand related to accounts receivable and $828 thousand related to deferred contract costs for one customer. Net cash provided used for investing activities was $398 thousand and ($2.2) million, respectively, during the nine months ended March 31, 2005 and 2004. The prior year amount is primarily due to the contract rights acquired from Intasys in March 2004.

Financing activities generated cash of $2.4 million during the nine months ended March 31, 2005, primarily from the private financing on March 31, 2005, net of expenses, and from borrowings under our bank line. Financing activities generated $9.3 million during the nine months ended March 31, 2004, resulting from the merger with i3 Mobile, Inc.

Our loan and security agreement with Silicon Valley Bank was renewed effective December 1, 2004. Under the new agreement, we may borrow based upon the amount of our approved borrowing base of eligible accounts receivable, up to a maximum of $3.5 million. The line of credit has sub-limits of $500,000 for letters of credit and $1.25 million for U.S. Export Import Bank usage. We can draw up to 70% of our eligible accounts receivable under the master line and up to 70% of our eligible foreign accounts receivable under the U.S. Export Import Bank sub-limit line. Amounts borrowed bear interest at a rate equal to the bank’s prime rate plus 2%, charged on the average daily balance of advances outstanding, payable monthly and calculated on a 360-day year basis. The receivables comprising the borrowing base must not be more than 90 days aged (unless approved by the bank), must not be in dispute, and must conform to other eligibility requirements. As of March 31, 2005, $613 thousand was available under the line of credit. Our obligations under the Agreement are secured by a security interest in all of our assets and intellectual property. Advances made to us are payable in full upon demand in the event of default under the agreement. Financial covenants under the loan and security agreement require us to maintain certain tangible net worth figures at quarter end, certain quick ratios on a monthly basis and to also maintain a $750 thousand cash and borrowing capability requirement per week. At March 31, 2005, we were in compliance with the financial covenants.

ACE*COMM has issued standby letters of credit for security deposits for office space and to guarantee service contracts as summarized in the following table. The letters of credit total approximately $867 thousand at March 31, 2005, of which $367 thousand are secured under our line of credit with the bank and $500 thousand of which is secured with a certificate of deposit with the bank.

Other Commercial Commitments	Commitment Expiration Per Period (in thousands)
	Total Amounts
	Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Standby Letters of Credit	$867	$708	$159	$-	$—

Under the terms of our corporate headquarters’ office lease, we maintain a letter of credit under our line of credit with our bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by us under the lease. The letter of credit required under the lease through November 2005 is $124,333. For the remainder of fiscal year 2006, the letter of credit will decrease to $114 thousand and will continue to decrease annually thereafter through fiscal year 2008. As of the date of this filing, we were not subject to any draw against this letter of credit by the landlord.

We are continuing to manage our expenses to conserve cash and maintain adequate liquidity. We have no significant commitments for capital expenditures at March 31, 2005. We believe that existing consolidated cash balances reflecting the private financing, cash flow from operations, receipt of new contracts, and the availability of credit under our agreement with the Bank will support our working capital requirements for the next twelve months, based on our current expectations as to anticipated revenue, expenses and cash flow.

The Company is still pursuing a growth strategy that involves acquisitions and additional financing likely would be required for future acquisitions.

The following table summarizes contractual obligations and commitments as of March 31, 2005 which includes the commitments associated with the purchase of 2Helix

Contractual Obligation	Payments Due by Period
	(amounts in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases	$2,985	$862	$1,495	$628	$-0-

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

Because of our reliance on significant customers and large orders, any failure to obtain a sufficient number of large contracts could have a material adverse effect on our revenues for one or more periods

A significant portion of our revenue comes from large financial commitments by a small number of customers, including both telecommunications carriers and large enterprises. We expect to continue to depend on a limited number of customers in any given period for a significant portion of our revenue and, in turn, to be dependent on their continuing success and positive financial results and condition. These large customers may result from one-time competitive procurements or from repeat purchases from distributors, OEMs or other strategic partners. We may not prevail in one of more of the procurements, and our distributors may increase or suspend purchases of our products and services at any time. If we fail to continue to receive orders from such customers, or if any one or more of these customers suffers a downturn, our financial results will suffer. The delay in orders under various contracts was a significant factor in our loss in the most recent quarter.

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

Many of our telecommunications customers involve credit risks for us

Many of our customers present potential credit risks, and we are dependent on a small number of major customers. The majority of our customers are in the telecommunication services industry and government sector, or are in the early stages of development when financial resources may be limited. Five customers represented 54% of our gross trade receivables balance as of March 31, 2005. Because we depend on a small number of major customers, and many of our customers present potential credit risks for different reasons, our results of operations could be adversely affected by non-payment or slow-payment of receivables. We have also experienced significant losses for doubtful accounts. For a more detailed discussion of doubtful accounts please read the section labeled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Bad Debts.” Several of our international customers have negotiated extended payment terms.

Our products must be continuously updated to work with changing technology and demand for our products could be impacted by any competitors introducing more advanced technology

Our products and solutions must be compatible with and add value to our customer’s existing systems and networks, and that compatibility and value-add must be maintained as these systems and networks change over time. To maintain and improve demand for our products, we must continue to develop and introduce value-added, timely and cost-effective new products, features and services that keep pace with technological developments and emerging industry standards. Any failure to do this will limit the market into which we can sell our products and services. Further, customers are always looking for the most advanced technology available, within certain price ranges. To the extent that competitors can offer more advanced technology within a given price range our sales would be adversely affected.

We are increasingly subject to the risks and costs of international sales, and failure to manage these risks would have an adverse effect on us

A substantial portion of our revenues are derived from international sales and are therefore subject to the risks of conducting business overseas, including the general economic conditions in each country, the overlap of different tax structures, the difficulty in managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, and longer payment cycles. We derived approximately $2.7 million, or 71% of our total revenue and $3.6 million or 75% from customers outside of the United States for the three months ended March 31, 2005 and 2004, respectively. We derived $9.3 million, or 70% of total revenue and $5.2 million or 54% of total revenue from customers outside of the United States for the nine months ended March 31, 2005 and 2004, respectively. To the extent that we have increased our international revenue sources over the last three years, the impact of the risks related to international sales could have an increasingly larger effect on our financial condition as a whole.

Failure to manage risks of potential acquisitions would have an adverse effect on us

We are still completing integration of new versions of the Intasys product and we need to integrate the 2helix products into our product line. This poses technological and other risks and may increase our expenses.

We intend to continue to investigate and pursue potential business combinations as one of the ways of growing our business during a difficult period. However, acquisitions must be conducted very carefully or there can be adverse consequences. In particular, failure to identify risks of potential acquisition targets or inability to correctly evaluate costs of combining business or technologies could cost us significant resources, dilution to our stockholders or loss of valuable time. Acquisitions may require additional financing and the additional financing may not be available or may not be available on terms acceptable to the Company.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk related to any borrowings under our line of credit. As of March 31, 2005, borrowings outstanding under our line of credit were approximately $684 thousand. Our market risk sensitive instruments do not expose us to material market risk exposures.

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

Except for additional controls implemented surrounding our recent purchase of 2helix and the related process of recording this acquisition, there were no significant changes in our internal controls over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 6 EXHIBITS

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

ACE*COMM CORPORATION
May 13, 2005	By:	/s/George T. Jimenez
George T. Jimenez
Chief Executive Officer

/s/Steven R. Delmar
Steven R. Delmar
Chief Financial Officer (Principal Financial Officer)