Form 10-Q/A
period 2005-03-31
ACE COMM CORP
filed 2005-08-16
CIK 1017526

As filed with the Securities and Exchange Commission on August 16, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

The number of shares of Common Stock outstanding as of July 20, 2005 was 16,702,822.

Explanatory Note

This Amendment to the Quarterly Report on Form 10-Q for Ace*Comm Corporation for the quarter ended March 31, 2005, originally filed with the Securities and Exchange Commission (“SEC”) on May 13, 2005, is being filed in light of comments received from the SEC with respect to Note 6 (Mergers and Acquisitions) to Ace*Comm’s Consolidated Balance Sheet. The Company is amending Note 6 to include disclosure related to the in-process research and development projects acquired in its acquisitions of Double Helix Solutions Limited and certain assets of Intasys. The Company is not amending its financial statements.

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

As part of the acquisition of 2helix, the Company acquired three software tools (Network Inspector, Network Visualization and Discrepancy Inspector) that were in the process of being developed into new products.

Network Inspector is a powerful data collection, enhancement and reporting tool. Network Visualization is used for network planning and allows operators an accurate representation of the physical network in relation to existing customers, prospective customers, network infrastructure and the available spare capacity. Discrepancy Inspector is a powerful analysis and reporting tool that allows users to identify and investigate discrepancies in data between the network, OSS and upstream business systems. The fair value of each project at the date of acquisition was $2,274,601 for Network Inspector, $1,705,951 for Network Visualization and $1,137,300 for Discrepancy Inspector.

On the date of the purchase the projects were approximately 50% completed. At the time of valuation the cost to complete the projects was $950,000 and the projects were to be completed by March 31, 2006.

Delays with these projects and with additional development efforts could adversely impact future revenues and could make the Company’s products less competitive in the marketplace. Our ability to realize the full value of the acquisition of 2helix is dependent upon the completion of these projects. To complete the projects we must be able to maintain our existing development team and recruit additional resources to complete projects on time. Any failure to do this will limit the market into which we can sell or products and services. Further, customers are always looking for the most advanced technology available. To the extent that competitors can offer more advanced technology within a given price range our sales would be adversely affected.

To value the in-process research and development we applied the Fair Value standard and calculated the value by discounting the estimated cash flow streams that would be generated. This analysis involved several key assumptions to calculate the estimated fair value of in-process research and development. The key assumptions are:

•	Timing of Cash Flows and Profits - The timing of cash flows and profit margins are based on management’s detailed forecast of its in-process research and development projects for fiscal year (June 30 year end) 2006 through 2011. We forecasted cost of sales of 55% and general and administrative costs of 20% consistent with 2helix’s other operations. Additionally, an income tax rate of 35% was applied.

•	Contributory Charges - Contributory charges for working capital, fixed assets, and assembled workforce were taken into account. Historical balances were used to estimate the contributory balances, when available.

•	Discount Rate - The discount rate is specific to the intangible assets that are being valued, and are effectively based on the risk profile of the acquired company. A weighted average cost of capital was used for discounted cash flow calculations that were based on free cash flow to invested capital economic earnings streams. We considered the cost of debt, the risk-free rate, the equity risk premium and the size risk premium in establishing the weighted average cost of capital. A discount rate of 21% was used in the in-process research and development calculation.

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

As part of the asset purchase of Intasys, the Company acquired software (JBill Global) that was in the process of being developed into a new product. JBill is a billing and customer care solution for certain network operator and service provider markets, which the Company valued at $1,160,251. On the date of the asset purchase the project was approximately 65% complete. The in-process research and development effort was not related to routine, on-going efforts to refine, enrich, or otherwise improve upon the qualities of an existing product. At the time of valuation the cost to complete the development was estimated at $400,000 and this specific project was scheduled to be completed by the end of calendar year 2004.

The project was completed in early 2005 and at slightly higher costs than originally projected. Given the fast moving development of new technology in the Company’s industry, the Company believes that delays with this project and with follow on development efforts could adversely impact future revenues and could make the Company’s products less competitive in the marketplace. To date the Company cannot identify any specific revenue opportunities that were lost as a result of any delays associated with this project.

To value the in-process research and development we applied the Fair Value standard and calculated the value by discounting the estimated cash flow streams that would be generated. This analysis involved several key assumptions to calculate the estimated fair value of in-process research and development. The key assumptions are:

•	Timing of Cash Flows and Profits - The timing of cash flows and profit margins are based on management’s detailed forecast of its in-process research and development projects for 2004 through 2012. We forecasted cost of sales of 45% and general and administrative costs of 34% consistent with Intasys’s other operations. Additionally, an income tax rate of 35% was applied.

•	Contributory Charges - Contributory charges for working capital, fixed assets, and assembled workforce were taken into account. Historical balances were used to estimate the contributory balances, when available.

•	Discount Rate - The discount rate is specific to the intangible assets that are being valued, and are effectively based on the risk profile of the acquired company. A weighted average cost of capital was used for discounted cash flow calculations that were based on free cash flow to invested capital economic earnings streams. We considered the cost of debt, the risk-free rate, the equity risk premium and the size risk premium in establishing the weighted average cost of capital. A discount rate of 18% was used in the in-process research and development calculation.

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

ACE*COMM CORPORATION
August 16, 2005	By:	/s/George T. Jimenez
George T. Jimenez
Chief Executive Officer

/s/Steven R. Delmar
Steven R. Delmar
Chief Financial Officer (Principal Financial Officer)