Form 10-K
period 2005-06-30
ACE COMM CORP
filed 2005-08-31
CIK 1017526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-21059
ACE*COMM CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization) 704 Quince Orchard Road	52-1283030 (I.R.S. Employer I.D. No.)
Gaithersburg, Maryland 20878 (Address of principal executive offices)	20878 (Zip Code)
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
YES ☐ NO ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES ☐ NO ☑
As of December 31, 2004, the aggregate market value of the Common Stock held by non-affiliates of the registrant [(i.e. persons who are not directors, officers or affiliated therewith)] was approximately $26.1 million (10,874,137 shares of Common Stock at a closing price on the Nasdaq National Market of $2.40 on such date). Outstanding as of December 31, 2004 were 13,792,687 shares of Common Stock.

ACE*COMM Corporation
Form 10-K
Year Ended June 30, 2005

INTRODUCTION
ACE*COMM Corporation, incorporated in Maryland in 1983, and its wholly owned subsidiaries, Solutions ACE*COMM Corporation, incorporated in Quebec in 1996, ACE*COMM Solutions UK Limited, incorporated in the United Kingdom in 2003, ACE*COMM Solutions Australia Pty Limited, incorporated in Australia in 2004, i3 Mobile, acquired in December 2003, and Double Helix Solutions Limited, acquired in March 2005, are referred to in this document collectively as ACE*COMM, unless otherwise noted or the context indicates otherwise.
ACE*COMM’s fiscal year ends on June 30. Unless otherwise noted, all references to years in this document are assumed to be fiscal years. The consolidated financial statements include the accounts of ACE*COMM and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.
FORWARD LOOKING STATEMENTS
This annual report on Form 10-K and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forwarding-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These forward-looking statements relate to future events or the future financial performance of ACE*COMM (as defined below), some or all of which may involve risk and uncertainty. ACE*COMM often introduces a forward-looking statement by such words as “anticipate,” “plan,” “projects,” “continuing,” “ongoing,” “expects,” “management (or ACE*COMM) believes,” or “intend.” Investors should not place undue reliance on these forward-looking statements, which involve estimates, assumptions, risks and uncertainties that could cause actual results to vary materially from those expressed in this Report or from those indicated by one or more forward-looking statements. The forward-looking statements speak only as of the date on which they were made and ACE*COMM undertakes no obligation to update any of the forward-looking statements. In evaluating forward-looking statements, the risks and uncertainties investors should specifically consider include, but are not limited to, demand levels in the relevant markets for ACE*COMM’s products, the ability of ACE*COMM’s customers to make timely payment for purchases of its products and services, the risk of additional losses on accounts receivable, success in marketing ACE*COMM’s products and services internationally, the effectiveness of cost containment strategies, as well as the various factors identified in this annual report on Form 10-K which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in “Business — Backlog”, “Business – Proprietary Rights and Licenses”, “Selected Financial Data”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors Affecting Future Operating Results.” Investors should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date in which they are made, and ACE*COMM undertakes no obligation to update any forward-looking statements.

PART I
ITEM 1. BUSINESS
General
ACE*COMM provides an interoperable suite of telecommunications Network Business Integration products and services that help telecommunications carriers and large enterprises exercise greater and more immediate control over the operations of their networks. These products and services include the analytical tools required for customers to extract information from operating networks - information they can use for revenue assurance, to reduce costs, to accelerate time-to-market for new services, and to provide more effective customer care.
Our core expertise is built around our knowledge of complex and evolving telecommunications networks and protocols, ranging from the legacy circuit-switched networks to the latest IP and next-generation networks. We provide the products and solutions that make these networks and the businesses they support work together seamlessly. We make network businesses more manageable and assist our customers in capturing, distributing and distilling the vast amounts of data that race through and across their networks into actionable knowledge. Our customers use this knowledge to better understand their customers, to monitor the performance of their networks, to be more efficient in their data transmission, to inform their decision-making and to expedite delivery of new subscriber services.
Our suite of products and services include the following historical and newly acquired capabilities for advanced operations support systems (OSS), the delivery of value-added services for next generation technologies and network business intelligence:
Advanced OSS

We offer convergent and flexible mediation, rating, provisioning, telemanagement, and switch adjunct solutions for Tier 1 operators, service providers, and large private networks.

Convergent Mediation™ SDP

We provide real-time subscriber services and control capabilities that are optimized for Voice-over-IP (VoIP), 3G, and IP data transmission through our Convergent Mediation™ service delivery platform or SDP. Our Convergent Mediation™ SDP supports the delivery by our customers of brand-defining and revenue-generating next generation services.

Network Business Intelligence

We offer a suite of integrated network business intelligence solutions, including products for revenue assurance, network asset assurance, and market visualization.
During this past fiscal year we continued to add to our capabilities and product lines, most recently with the acquisition in March 2005 of London-based Double Helix Solutions Limited (“2helix”), a provider of network asset assurance, revenue optimization, and other network business intelligence solutions to Tier 1 carriers, primarily in the European sector. ACE*COMM defines Tier 1 service providers as telcos or Internet Service Providers that typically have operations in more than one country, own and operate their own physical networks, have revenue-neutral peering agreements with other Tier 1 operators, and generally do not pay for transit. Founded in 1999, 2helix had gained recognition for its network asset assurance solutions for the Tier 1 carrier market, including data migration, quality assurance, revenue optimization, and network visualization for marketing planning. We believe the addition of 2helix will be advantageous for a number of reasons:
•	the combined company will be able to compete more effectively in the global marketplace, targeting both the carrier and enterprise sectors;

•	the skills, technologies, and product categories of the two companies are quite complementary, and are expected to enhance both companies’ product and service offerings and

•	the transaction will further our expanding initiative in the European region, and provide a vehicle for further penetration into the Tier 1 carrier market globally.

We intend to build the 2helix team to augment our support for existing customers and enable our products and services to appeal to new customers. We also intend to continue to pursue the acquisition of additional complementary technologies, keep broadening our market penetration, and further develop our products with the goal of providing network business intelligence and profit enhancing solutions to operators and large private networks around the world.
We also focused this past year on internal development to add new capabilities to our acquired and core products. We are pursuing new opportunities with customers introducing new VoIP-based services and other next generation network services such as 3G mobile. We therefore introduced Convergent Mediation™ SDP, the next step in our product road map, which includes service implementation and control capabilities for VoIP, 3G, and IP data services. Convergent Mediation™ SDP builds on our experience in the mediation space, and offers a reliable and flexible platform to address our customers’ needs for the rapid and profitable delivery of next generation services to their subscribers.
We also launched our NetPlus® telemanagement for VoIP during the year ended June 30, 2005. This NetPlus® extension integrates IP-based vendor equipment, and extends telemanagement functionality onto the VoIP platform with a migration that is transparent to end-users, the transport system, and the equipment vendor.
During the past fiscal year, we continued to build on our large base of industry-leading customers in both the carrier and enterprise OSS sectors. We gained a number of new customers globally including the Bangladesh Telegraph & Telephone Board (BTTB), Vivodi — a next-generation service provider in Greece, Telecom Malaysia, Saudi Aramco, a Tennessee-based public power utility, a US Army base, and a major US airport, and we signed our first US government customer as an approved SBC vendor. We engaged in asset recovery and revenue assurance pilot projects with Telewest Communications and Cyprus Telecommunications A (CYTA) in Europe to ascertain new project potential, and we expanded our business relationships with Level 3 Communications, Telecom Egypt, and Videsh Sanchar Nigam Limited (VSNL) in India.
In April 2005, we were selected to provide our NetPlus® telecommunications management system (TMS) under a U.S. Air Force contract for a global TMS deployment program as a subcontractor to Northrup Grumman (“Air Force”). Under the Air Force plan, the program will encompass more than 100 installations and is expected to total in excess of $20 million of our products and services over its lifespan. This includes initial deployments scheduled over an 18 month timeframe, follow-on contracts for life cycle support and maintenance, further opportunities for ongoing upgrades and improvements, and additional sales opportunities for future versions of NetPlus®. Our revenues for the year ended June 30, 2005 only reflect an initial site license, and significant sales under this contract are presently expected to commence during fiscal 2006. The award of this contract and other new bookings enabled us to increase our backlog to approximately $23.1 million at June 30, 2005, as discussed more fully below.
Although the telecommunications and Internet communications industries have not fully recovered from the declines of the past few years, causing a significant reduction in spending by service providers in these industries, we are perceiving an increase in demand for our products and services. We have achieved a number of significant bookings, particularly in the latter half of the fiscal year ended June 30, 2005. Our business has been dependent for several years on large procurements by major customers, and we ended the year with contracts from several such procurements, resulting in a significant increase in our backlog. We expect to devote significant effort during the current fiscal year to delivering products and services and supporting our customers under those contracts. Separately, we are continuing to position our Company to take advantage of the long anticipated upturn in the telecom industry, when it occurs, by developing new capabilities, expanding our suite of products and services and increasing our global reach through acquisitions and internal growth.
Also in the most recent fiscal year, we brought in John Bennett as Company President. Mr. Bennett has over 20 years of management experience, with an extensive background in sales, marketing, business development, and operations for telecommunications companies. Prior to joining ACE*COMM, Mr. Bennett was the President and CEO of Sentori, Inc., where he was instrumental in steering the growth of that company from a small enterprise to a Tier 2 market leader in the wireless billing and customer care space in the Americas and Africa.

Markets and Applications
We believe that as telecommunications carriers and service providers focus on improving their financial position, increasing operational efficiencies, and adding new services to increase revenues, they will require more use of the network infrastructure and generate more usage data for billing and accounting functions. Despite the changes in the telecommunications industry, data traffic continues to grow, and we believe products designed to enable network users to make use of the data they generate will become increasingly useful.
Private Networks (Enterprises)
Our NetPlus® EOSS provides telemanagement solutions consisting of software-based systems that enterprise IT and communications managers use to monitor and control all aspects of the enterprise’s communications, data, and electronic knowledge.
IMS/VoIP
Our Convergent Mediation™ helps make sense of expanded and bundled IMS based service offerings like VoIP, broadband Internet, and other IP services by providing scalable and flexible modules for real-time charging, data validation and augmentation, mediation, revenue assurance, and associated OSS tasks.
Cable
Our Convergent Mediation™ SDP provides the framework for fast and easy service delivery and bundling, to enable cable operators to zero-in on what their subscribers want, and deliver it to them the way they want it. Our Network Business Intelligence™ products provide cable operators with solutions for asset recovery, revenue assurance, and network visualization for sales targeting.
Content
Our Convergent Mediation™ provides content management solutions for reliable, real-time mediation, charging and rating to assure precise billing and service control for all types of multimedia services. Our Convergent Mediation™ SDP can be used as the platform for implementing the content identification, classification, and event charging functionality for next generation services, such as 3G, for both prepaid and postpaid environments. Benefits of our SDP approach include enabling service providers to offer a multitude of new services to attract and maintain subscribers, reducing the time-to-market for these new services, leveraging existing infrastructure, and reducing associated costs.
Wireless
Wireless operators and service providers are faced with the challenge of delivering in-demand services to an ever-increasing number of market segments, while each segment in turn shrinks. As well, next-generation offerings blur the lines between wireless voice and data services. In addition, they face the need to roll out highly-targeted services and bundles quickly and efficiently and still remain profitable. To address these requirements, we offer solutions for service delivery, wireless billing, customer care, and revenue assurance.
Traditional
Wireline voice once dominated the telecommunications industry but revenues have been steadily declining due to intense competition from wireless and IP-based services. Service pricing has fallen, yet usage continues to increase, indicating that wireline voice is still a valued service. We believe the key to success lies in a service provider’s ability to keep up with changing technologies and service features while making the most of existing infrastructure. Our Convergent Mediation™ solutions meet these challenges by delivering advanced mediation and OSS products to help the service provider maximize revenues while minimizing operational costs – while opening the door to fast and efficient integration of next-generation services.
MVNO
Mobile virtual network operators (MVNOs) need to add value above and beyond the offerings of the underlying providers they deal with. They need to be able to bundle services in a unique way, and to add their own branded services. Our Convergent Mediation™ SDP provides field-proven data management solutions to enable MVNOs to provide new branded services efficiently and effectively — allowing for accurate and reliable real-time charging and rating to assure precise billing and service monitoring.

Products and Services
For voice, data, fixed, and mobile network operators, ACE*COMM provides an interoperable suite of network business integration solutions to enable our customers to lower their operating costs, expedite time-to-market for new services, reduce revenue leakage, provide optimized billing, and improve overall network performance. Our advanced operations support systems (OSS), service delivery and network business intelligence solutions include products for asset and network revenue assurance, wireless network access control, fixed/mobile convergence, convergent mediation, rating, provisioning, wireless billing, and EBPP.
     Advanced OSS
We offer a suite of OSS solutions for voice, data, fixed, and mobile networks that can help customers lower their operating costs, expedite time-to-market for new services, assure revenues, provide optimized billing, and improve performance metrics. These include:
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

Rating

Our rating solution applies either a cost or a price to each record being processed, based on rate/cost tables. Rating can be by origin, destination, or other parameters, and can enable functions such as wholesale billing, while costing enables functions such as least-cost-routing analysis or intercarrier invoice reconciliation and validation.

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

Electronic Bill Payment & Presentment (EBPP)

Our EBPP solution, ViewBill, is a comprehensive multilevel product for managing billing accounts. It can improve interactive self-care by managing complex corporate bills, as well as dealers and resellers. ViewBill gives service providers direct control over a full range of account-related tasks to perform functions that might otherwise go through a call center, retail outlet, or other distribution channel.

Provisioning Gateway

Our Provisioning Gateway (APG) is a service activation gateway that activates and manages subscribers and their services on a network. APG supports multiple service providers sharing one network, and interfaces can be adapted or created for any type of network element.

Enterprise TeleManagement & OSS

Our advanced enterprise telemanagement for switched voice, data, IP, and hybrid networks is installed in hundreds of government, military, and institutional systems in the U.S. and around the world. ACE*COMM’s NetPlus® enterprise operations support system (EOSS) provides superior usability and interoperability, enabling large-scale enterprises to reduce communications network operating costs and to optimize network performance. NetPlus® addresses the complications that result from using a mix of management systems for cost accounting, inventory, performance management, VoIP integration, and more. It brings all of these components together into a seamless and fully integrated system that saves money while boosting the network’s reliability and importance within the organization.
     Convergent Mediation™ SDP
Convergent Mediation™ SDP is a service delivery platform for telecommunications service providers that builds on ACE*COMM’s extensive experience in the field of network data mediation. It is a reliable and flexible platform for the rapid delivery of value-added services to subscribers in a scalable way. Convergent Mediation™ SDP consolidates core service delivery OSS functions at the network’s edge.
ACE*COMM has developed a number of real-time services on Convergent Mediation™ SDP, Parent Patrol™, ACE*COMM PrePay, and Fixed/Mobile Convergence deliver new ways for subscribers to take advantage of their network service plans. Customers can choose the services they want, and deliver them via ACE*COMM’s Convergent Mediation™ SDP solution.
In March 2005, we introduced Parent Patrol™ – our new wireless network access control solution. While parents are providing their children with mobile phones for safety and security, many want to place limits on how those phones are used. Parent Patrol™ lets our customers offer their subscribers a way of implementing limits and restrictions on the mobile phones included in their family plan service bundle. For example, restrictions can be placed on children’s cell phone usage based on time-of-day, type of service, specific phone number or total talk time. Parent Patrol™ can be used with both prepaid and postpaid billing arrangements without additional hardware or software.
     Network Business Intelligence
Our Network Business Intelligence products enable telecom carriers and service providers to benchmark and improve their data management processes and systems to increase the value of each individual customer, reduce churn, increase their return on investment (ROI) on marketing and sales, improve internal accountability, and support their billing, revenue assurance, network management, and CRM operations. Our products include:
Network Collector

The Network Collector is a switch data management solution, capable of communicating with switches and other network elements directly, providing a level of automation that requires little to no human intervention. It reduces the load placed upon switches and other network elements from various data collection tools.

Scheduler

The Scheduler is a user configurable scheduling product providing automation of tasks for data collection and report processing.

Tracker

The Tracker identifies and logs network discrepancies and monitors their status changes over time. It provides reporting functionality on value of discrepancies identified and resolved, provides trend analysis on rate of resolution, and can load third-party discrepancies.

Discrepancy Inspector

Discrepancy Inspector is an analysis and reporting tool that allows users to identify and investigate discrepancies in data between the network, OSS, and upstream business systems.

Market Maker

The Market Maker lets service providers optimize network resources to enable more efficient delivery of services to new and existing customers. Data from multiple sources is correlated, analyzed, and presented to operators in a composite, map-based graphical interface. This allows for the rapid review and analysis of information to better support decision-making for marketing campaigns, direct sales targeting, customer churn management, and network planning.

Geographic markets
We market and sell all of our solutions into the geographic regions described below.
     Canada & U.S.
Our corporate headquarters are located in Gaithersburg, Maryland, close to the District of Columbia, and we operate a development office in Montreal, Canada. North American customers include Birch Telecom, Level 3 Communications, Nextel, and TelCove.
     Latin America
We have maintained a strong presence in Latin America for more than ten years and have completed hundreds of installations throughout the region. Through partner relationships in Mexico, Guatemala, and Colombia, we provide customers with local support in their native language. Our customers include CODETEL, IUSACELL, Telefonica Moviles Mexico, and Telmex.
     Europe
We have established a European customer-base through original equipment manufacturer (OEM) relationships with industry leading equipment manufacturers such as Alcatel, Marconi, and Siemens AG. We are working with Northrop Grumman (formerly TRW Inc.) and British Telecom (BT) to provide the call event-processing component of the UK’s Airwave mmO2 Public Safety Radio Communications project. We are providing billing and network business intelligence solutions to operators such as NTL, Telecom Austria, and Your Communications. We have an office in Edinburgh, Scotland, with engineering and customer care staff. Most recently, we have added a development, sales, and support office in London, UK, as a result of our acquisition of 2helix.
     Middle East and Africa
Since 1995, we have maintained a presence in the Middle East and Africa through regional partnerships with companies like ACT, Fujitsu Siemens, Giza Systems Engineering, and MOSECO Jordan. Our systems are installed in various locations in Egypt, Kuwait, Morocco, the Palestinian Territories, Qatar, and Saudi Arabia.
     Asia Pacific
With over ten years of experience in the region, we have developed a base of customer and partner relationships in Asia-Pacific. We are extending our initial focus on the traditional switching sector to address the needs of complex IP and next-generation mediation technologies, as well as mobile customer care and billing technologies. Our systems are installed in Australia, Bhutan, China, Indonesia, Japan, Korea, Malaysia, the Philippines, Singapore, and Taiwan. ACE*COMM maintains an office in Shanghai with a staff focused on business development activities in China, and a sales, support, and development office in Bundall, Australia.
Professional Services and Support
Our services are generally delivered in conjunction with our network management products. Our professional service team assists customers in implementing its products, educating users, and providing maintenance and technical support. Implementation services include identification of technical requirements, solution design, product testing, and installation and integration. Our systems integration partners often provide additional expertise on international contracts and orders. We provide comprehensive educational courses to our customers, alliance partners, and employees so they can acquire the knowledge and skills necessary to deploy, use and maintain our solutions. ACE*COMM also offers train-the-trainer programs that enable our customers to conduct their own internal end-user training. Our maintenance and technical support services include help desk support, problem resolution, software maintenance and scheduled software upgrades. We provide technical support for our products from our Gaithersburg,

Maryland headquarters and utilize the Web, telephone, electronic mail and, if necessary, on-site assistance to respond to and resolve our customers’ technical questions. International customers are supported either directly by ACE*COMM or by third-party vendors trained by ACE*COMM.
We believe that a high level of customer support is critical to our continuing success in developing relationships with end users and our strategic partners.
Quality
ACE*COMM maintains an ISO 9001 standard Quality Management Program to monitor the quality of our products and has an internal Quality Management Committee to set quality objectives for ACE*COMM and a Quality Assurance Department to implement and monitor compliance with the applicable procedures.
Sales and Marketing
We market and sell product–based network business integration solutions directly through our sales force. ACE*COMM concentrates its sales efforts on a range of service providers, from small start-ups to large established communication providers that offer voice and data services, including Internet-based services. We complement our direct sales with indirect sales through our strategic alliances with operators, original equipment manufacturers (OEMs), and resellers. These alliance partners give our direct sales force a global reach and provide significant leads and referrals. We believe that alliances with companies that are well known in the industry lend credibility and help to gain additional market acceptance for ACE*COMM products.
We also team with, or serve as the prime contractor, on larger opportunities that require fully integrated solutions from more than one provider. All forms of sales generally require the efforts of an ACE*COMM sales representative.
During the past three years, we have derived greater than one half of our revenues from products delivered or services performed outside of the United States, consistent with our focus on sales opportunities outside of North America. Products delivered or services performed outside of the United States represented approximately 69 percent, 59 percent and 56 percent of total revenues in fiscal years 2005, 2004, and 2003, respectively. See Note 14 of the Notes to Consolidated Financial Statements for a summary of our revenue by geographic area.
The sales process for new contracts or orders generally requires a significant investment of time and money and takes from several months to several years. This process involves senior executives, sales representatives, and support personnel, and typically requires presentations, demonstrations, field trials, and lengthy negotiations. We spend significant time consulting with strategic partners and end users to adapt our products to meet end user requirements and to determine their evolving requirements for updates and enhancements.
Customers
Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During 2005, we had 21 major customers, which we define as customers generating $250,000 or more in revenues during the period and together the major customers represented approximately 81% of total revenues. Our largest three customers during the year ended June 30, 2005 were Siemens AG, Northrop Grumman and Giza Systems. Siemens AG contributed approximately 11% of total revenues, Northrop Grumman contributed approximately 10% of total revenues and Giza Systems contributed approximately 9% of total revenues. During 2004, the Giza/Telecom Egypt Project represented approximately 20% of total revenues, Siemens AG represented approximately 8% of our total revenues, and Northrop Grumman contributed approximately 6% of total revenues. During 2003, we had 12 major customers representing 76% of total revenues. Siemens AG represented approximately 20% of our total revenues and Northrop Grumman contributed 10% of total revenues earned during 2003.

Strategic Alliances
To assist in developing, marketing, and distributing our products effectively and as part of our marketing efforts, we have established strategic alliances with several large organizations: telecommunication and Internet equipment manufacturers, computer equipment manufacturers, telecom systems integrators, and other organizations. Each alliance is designed to accomplish one or more of the following: develop products designed to meet the needs of the alliance partner or its customers, establish a joint marketing relationship to include our products in systems sold by the partner, create a reseller channel for our products, or jointly provide customer support to end users. These strategic alliances enable us to leverage relationships within the industry to enhance our market development.
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
We classify our alliances into OEM, Reseller/SI (systems integrator), and Technology categories. The following is a list of our current significant strategic alliances:
     OEM
Strategic alliance partners in this category encompass original equipment manufacturers that embed our technologies into their solutions for end-users.
     Cisco Systems, Inc. — We have developed the Cisco Billing and Measurement Server, or BAMS, based on our Convergent Mediation™ products. BAMS is a software application platform designed to co-exist within the framework of the Cisco products VSC3000, SC2200, and other applications where the VSC core software application is utilized.
     Compagnie Financiere Alcatel (Alcatel) — Our Convergent Mediation™ solutions collect usage information from specific Alcatel switches owned and operated by carriers, providing the billing information carriers need. In addition to being an Alcatel “Connected Partner” for the provision of mediation technology to enable usage-sensitive billing for service providers who operate X.25, frame relay, ATM, and VoIP networks, ACE*COMM was designated Alcatel’s preferred IP Mediation vendor in 2005.
     Marconi Corporation, PLC — We provide Convergent MediationTM solutions that work in conjunction with Marconi’s ServiceOn Management® suite of products.
     Motorola, Inc. — We provide Convergent Mediation™ solutions, integrated into the Mobile Data Gateway switch, that collect and format call detail records for electronic transmission to a billing center.
     Zhone Technologies, Inc. — We provide our Convergent Mediation™ technology for embedding into Zhone’s CLX local switching solution for telecom service providers.
     Resellers & Systems Integrators
Strategic alliance partners in this category encompass leading hardware and software vendors or integrators who are resellers for our products.

     General Dynamics Corporation — As a General Dynamics subcontractor for network management products, we install and support NetPlus® at multiple military facilities.
     Giza Systems — We provide our mediation and OSS solutions to Giza’s customers such as Telecom Egypt. Giza Systems is a leading integrator in the Middle East region.
     Huawei Technologies — We provide our solutions to Huawei to address customers’ OSS requirements. Huawei Technologies is a Chinese high-tech enterprise which specializes in research and development (R&D), production and marketing of communications equipment, providing customized network solutions for telecom carriers in optical, fixed, mobile and data communications networks.
     MOSECO Jordan — Our alliance agreement with MOSECO Jordan covers sales and support activities to address the operations support systems requirements of the Middle East region’s communications service providers.
     NetSource America Inc. — We have signed NetSource as a reseller to offer NetPlus® as part of its suite of software solutions and outsourced services focused on managing communications and IT infrastructures to large enterprises in the Midwest.
     Northrop Grumman Corporation — We provide subcontract services for our Convergent Mediation™ platform to Northrop Grumman for the real-time usage data management, warehousing, and analysis requirements of a digital radio service in the United Kingdom. Additionally, we joined Northrop Grumman’s Network Centric Solutions (NETCENTS) team as a subcontractor to support the communications requirements of the US Air Force and other government entities.
     Science Applications International Corporation, or SAIC — We provide mediation expertise to SAIC’s broad consulting experience to supply comprehensive mediation solutions to large carriers — particularly in the wireless sector.
     Siemens AG — We sell our Enterprise telemanagement operations support and Convergent Mediation™ solutions outside the United States through Siemens AG, who serves as a prime contractor.
     Unisys Corporation — We have an arrangement with Unisys to collectively design and deploy NetPlus® as part of an overall Unisys offering to state government customers. Additionally, we partner extensively with Unisys in Europe for the deployment of our Network Business Intelligence suite of products.
     Technology Partners
Alliances in this category encompass leading hardware or software vendors whose products may either be integrated with ACE*COMM solutions to provide additional value to our customers, or for whom we provide a third party solution to enhance and extend the functionality of their products to address customer requirements.
     Avaya — We are a DeveloperConnection (DevConnect) Program member. Our NetPlus® EOSS communications management system is interoperable with Avaya’s platforms.
     Business Objects — ACE*COMM solutions work with Business Objects. Business Objects solutions transform corporate data into a valuable resource that employees, partners, and customers can access, report, and share. The result is enhanced productivity and improved decision-making capabilities.
     Computer Associates — ACE*COMM solutions work with CleverPath Forest & Trees (formerly known as Forest & Trees) — a rapid and visual application development environment for creating dynamic, web-based business intelligence applications.

     Halcyon — ACE*COMM solutions work with the Halcyon Sun Management Center. The Sun Management Center agent comes directly from Sun Microsystems, and is a superior agent for monitoring and managing Sun hardware, from the Ultra-5 to the Sun Fire 15K.
     Nortel Networks — We are a Nortel Networks Developer Program member. The Nortel Networks Developer program is designed to meet the needs of Nortel Networks customers worldwide by creating relationships with innovative companies whose products and solutions complement Nortel Networks communications platforms.
     Oracle® — We are an Oracle® Partner Program (OPP) member and provide proprietary solutions for integration with Oracle® software.
     Remedy — We are a Remedy Alliance Advantage partner and provide third-party solutions that can be integrated with Remedy products to enhance and extend their capabilities.
     Sun Microsystems — We are a Sun Microsystems iForce Partner. Sun’s iForce Initiative brings together Sun and its best of breed partners worldwide to deliver proven solutions that reduce cost and time to market.
     Veritas — ACE*COMM solutions work with Veritas’ Data Protection and High Availability products.
     Vertel — ACE*COMM solutions work with Vertel’s M*Ware™ development platform. M*Ware is a standards-based product specialized to enable rapid development of multi-protocol network applications.
Industry Affiliations
We seek to stay at the forefront of rapidly evolving technologies, and to better serve our customers by participating in the collective efforts of influential industry associations and forums, and the markets they support. Our industry affiliations include:
     ACUTA — the Association for Communications Technology Professionals in Higher Education is an international non-profit educational association serving colleges and universities. ACUTA’s Corporate Affiliate members represent all categories of telecommunications vendors who serve the college/university market.
     AeA — (formerly the American Electronics Association), the nation’s largest high-tech trade association, is the accepted voice of the U.S. high-tech industry that offers solutions for improving members competitiveness and bottom-line results by offering management development programs, executive networking, public policy leadership and other valuable services.
     AFCEA — we are a corporate associate member of the Armed Forces Communications and Electronics Association . AFCEA is a non-profit international association that serves as a bridge between government requirements and industry capabilities, representing the top government, industry, and military professionals in the fields of information technology, communications, and intelligence.
     GSA — is a centralized federal procurement and property management agency created by Congress to improve government efficiency and help federal agencies better serve the public. It acquires, on behalf of federal agencies, office space, equipment, telecommunications, information technology, supplies, and services.
     INAAU — The International Alliance of Avaya Users’ mission is the user group for customers of Avaya, Inc. products and services. ACE*COMM influences product, service, and policy direction for the benefit of the membership, and shares value-added global business communications solutions with the membership through open communications forums.
     IPDR.org — is an open consortium of leading service providers, equipment vendors, system integrators, and billing and mediation vendors collaborating to facilitate the exchange of usage and control data between network and hosting elements and operations and business support systems by deployment of IPDR standards.

     ISO — the International Organization for Standardization (ISO) is a worldwide federation of national standards bodies from some 130 countries whose mission is to promote the development of standardization and related activities in the world with a view to facilitating the international exchange of goods and services, and to developing cooperation in the spheres of intellectual, scientific, technological and economic activity.
     Just-US — is an independent, not-for-profit association of Siemens Enterprise Networks Users established to assist telecommunications and data networking professionals navigate the maze of new technologies through access to a user’s network of experience and influence.
     NASTD — the Association for Telecommunications Professionals in State Government, is a member-driven organization whose purpose is to advance and promote the effective use of telecommunications technology and services to improve the operation of state government.
     SIP Center — is a portal for the commercial development of SIP software. The Session Initiation Protocol (SIP) is a signaling protocol used for establishing sessions in an IP network.
     TIA — is a full-service national trade organization with membership of 900 large and small companies that provide communications and information technology products, materials, systems, distribution services, and professional services in the United States and around the world.
     USTA — is the premier trade association representing service providers and suppliers for the telecom industry. USTA’s 1200 member companies offer a wide range of services, including local exchange, long distance, wireless, Internet, and cable television service.
Backlog
We define backlog as signed contracts or purchase orders for delivery of our products generally within the next year. We also include in backlog amounts related to already delivered products where revenue recognition has been deferred. Our backlog at June 30, 2005, 2004, and 2003 equaled approximately $23.1 million, $12.1 million, and $4.3 million, respectively. The significant increase in backlog at June 30, 2005 is primarily the result of the inclusion of the backlog for the Air Force contract of $12.1 million and orders under other large procurements. We estimate that $16.8 million of the backlog at June 30, 2005, will be recognized as revenue during fiscal 2006. Although we believe that our entire backlog consists of firm orders, our backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the delivery of complex systems. Backlog, as defined, does not include contracts that require the further issuance of purchase orders.
Our contracts are large and technically complicated and require a significant commitment of management and financial resources from our customers. The development of a contract is typically a lengthy process because it must address a customer’s specific technical requirements and often requires internal approvals that involve substantial lead-time. Accordingly, we may experience significant variations in backlog and revenue from quarter to quarter as a result of delays in contract signing or contract order deliveries, as well as the general level of demand for our products and services. In addition, contracts that involve software deliveries may involve customization of the product to specific customer requirements, which can delay final delivery of the order. No assurance can be given that current backlog will necessarily lead to revenue in any specific future period.
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
In the telecommunications and Internet service provider markets, our current and prospective competitors include:
•	large service providers who develop full-system products internally, tailored to their particular specifications;

•	other companies, such as Comptel Corporation and Narus, that can provide data collection, mediation components, and data storage capabilities;

•	vendors that supply more inclusive products, such as Intec Telecom Systems PLC, and EDB Telesciences;

•	telecommunications equipment manufacturers that provide network products, such as Lucent Technologies Inc., and Ericsson;

•	companies that provide OSS software applications for carriers, such as MetaSolv Software Inc.;

•	companies that supply product components, such as Ericcson Hewlett-Packard Telecommunications AB and Fujitsu;

•	companies that provide billing and customer care applications, such as Amdocs Limited, Convergys, Martin-Dawes, UshaComm, and Portal Software Inc.;

•	companies that develop custom solutions, such as EDS Inc. and Computer Sciences Corporation;

•	companies that provide revenue assurance focused solutions such as Azure, cVidya Networks Inc., and Elron Telesoft; and

•	companies that develop service delivery platforms and/or value-added services such as Boston Communications Group, Inc. (bcgi), Redknee, and Comverse.
In the enterprise network market, our current and prospective competitors include companies that provide products for telephony networks, such as Paetec Communications Inc., and Veramark Technologies Inc.; companies that provide products for data networks, such as Remedy Corp. and Computer Associates International Inc.; and system integrators such as Accenture, Cap Gemini Ernst & Young, and KPMG.

For our advanced OSS products, we believe our competitive advantages to be derived from our considerable experience in and ability to handle multiple protocol system deployments, our flexibility to grow and fulfill wider system needs, and our switch/OSS vendor independence.
For our enterprise OSS and telemanagement solutions, we believe that the competitive advantages of the NetPlus® solution lie in its ability to improve IT operations, achieve significant cost savings by identifying excessive usage patterns or incorrect billing, provide a bridge between older PBX based voice equipment and newer VoIP based systems, and provide a significant amount of customization support to enable NetPlus® to interface to existing management and network infrastructure. We also provide highly integrated capabilities across the FCAPS (fault, configuration, accounting, performance, and security management) functionality mapping, but do so from an enterprise perspective.
For our customer care and wireless billing products, we believe our competitive advantage is derived from its “bundled” approach — which requires very little systems integration, as well as its provisioning and serial tracking capabilities, its longstanding relationship with Vodafone UK, and its focus on mobile technologies.
For our Convergent Mediation™ SDP we believe our competitive advantages are centered on our ability to integrate advanced OSS functions at the edge of the network where they can be utilized in real-time. Our Convergent Mediation™ SDP is a rules-based system that allows rapid configuration and reconfiguration of its modules. This approach provides our customers with the ability to know more about their business in a faster timeframe, and to deploy new services in a fraction of the time previously required. Again, we believe that our traditional mediation-based dominance at the edge of the network provides us with an advantage. Our modular approach to the market provides our customers with greater flexibility in choosing a solution appropriate for their requirements. We believe that in today’s telecommunications environment, this allows our customers to grow their capabilities in a manageable but timely way.
For Parent Patrol™, we believe our most significant competitive advantages to be centered on its ability to plug seamlessly into existing network infrastructures, and its rapid deployment capabilities, ease of management, and small footprint. Further, as Parent Patrol™ is not our core product but rather a particular configuration of our SDP, the same platform can easily be expanded to offer other services with no requirement for additional investments.
For our Network Business Intelligence suite of products, we believe that our primary competitive advantage is centered on our integrated approach through Convergent Mediation™ SDP, which positions us at the edge of the network and provides our customers with the critical capabilities to innovate and deliver new value-added services. By utilizing a common platform for the delivery of all our products and services, we can rapidly respond to our customer’s changing market and business environments.
Further, our over-all approach to Network Business Intelligence sets us apart from the competition who typically only focus on a subset of NBI, such as revenue assurance or asset recovery. We believe we are the only company to take this comprehensive approach to network business intelligence.
Research and Product Development
Our research and development efforts are focused on developing new products to meet the growing needs of our customers and on improving existing products by incorporating new features and technologies. However, we believe that the timely development of new products and enhancements is essential to maintaining our competitive position in the marketplace. In our research and development efforts we work closely with customers, end users and leading technology vendors, in tailoring new features that are subsequently incorporated into future versions of products available to all customers. We continually review opportunities to license technologies from third parties when appropriate based on timing and cost considerations. Research and development expenses for the most recent fiscal year were $2.7 million, or 13% of revenues. In addition, we acquired in-process research and development projects from 2helix in fiscal year 2005 valued at approximately $5.1 million.
Proprietary Rights and Licenses
We currently hold a patent on our N*USAGE® technology and rely on a combination of copyright, trademark, contract,

and trade secret laws and statutory and/or common law to maintain our proprietary rights to our other products. We believe that patent protection is effective for some product technologies, but because of the rapid pace of technological change in the telecommunication and software industries, patent protection for other products is a less significant factor in our success than the knowledge, ability and experience of our employees, the frequency of product enhancements and the timeliness and quality of support services provided by us.
We generally enter into confidentiality agreements with our employees, consultants, customers and potential customers and limit access to, and distribution of, our proprietary information. Use of our software products is usually restricted to specified locations and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products. We also seek to protect our software, including the source code, as a trade secret and as copyrighted work.
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
Employees
At June 30, 2005, ACE*COMM employed 146 full and part-time employees. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.
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

Continuing market consolidation may reduce the number of potential customers for our products
The North American communications industry has experienced significant consolidation. In the future, there may be fewer potential customers requiring operations support systems and related services, increasing the level of competition in the industry. In addition, larger, consolidated communication companies have strengthened their purchasing power, which could create a decline in our pricing structure and a decrease of the margins we can realize. These larger consolidated companies are also striving to streamline their operations by combining different communications systems and the related operations support systems into one system, reducing the number of vendors needed. The continuing industry consolidation may cause us to lose more customers, which would have a material adverse effect on our business, financial condition and results of operations. Market consolidation within the UK service provider market has reduced the number of customers for our products and has begun to erode our existing customer base within this group. Failure to replace these customers will have a negative impact upon future operating results.
The adverse conditions in the telecommunications industry continue despite improvements in the economy and may continue to do so
Our business and financial results are highly dependent on the telecommunications industry and the capital spending of our customers. Over the past four or five years capital spending by telecommunication companies has been at reduced levels. Telecommunications products and services have increasingly become commodities that cannot easily be distinguished, leading to lower margins and reduced spending on costly software. The reduction of spending by companies in the telecommunication industries has caused, and may continue to cause, a significant reduction in our revenues. Although over the past fiscal year we experienced an increase in demand from certain types of customers, other areas of our business have experienced continued weakness in demand and unwillingness of customers to spend significant sums on procuring new software on OSS solutions products or services.
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
Many of our telecommunications customers involve credit risks for us
Many of our customers present potential credit risks, and we are dependent on a small number of major customers. The majority of our customers are in the telecommunication services industry and government sector, or are in the early stages of development when financial resources may be limited. Five customers represented 59% of our gross trade receivables balance as of June 30, 2005, with one international customer representing 21% of our gross trade receivables balance as of June 30, 2005. Because we depend on a small number of major customers, and many of our customers present potential credit risks for different reasons, our results of operations could be adversely affected by non-payment or slow-payment of receivables. We have also experienced significant losses for doubtful accounts. For a more detailed discussion of doubtful accounts please read the section labeled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Bad Debts.” Several of our international customers have negotiated extended payment terms.
We are increasingly subject to the risks and costs of international sales, and failure to manage these risks would have an adverse effect on us
A substantial portion of our revenues are derived from international sales and are therefore subject to the risks of conducting business overseas, including the general economic conditions in each country, the overlap of different tax structures, the difficulty in managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, foreign currency translations and longer payment cycles. We derived approximately 69%, 59% and 56% of our total revenue from customers outside of the United States for fiscal years 2005, 2004 and 2003, respectively. To the extent that we have increased our international revenue sources over the last three years, the impact of the risks related to international sales could have an increasing larger effect on our financial condition as a whole.
Failure to manage risks of potential acquisitions would have an adverse effect on us
We are currently integrating new versions of the Intasys product and we are beginning the integration of 2helix products into our product line. This poses technological and other risks and may increase our expenses. We intend to continue to investigate and pursue potential business combinations as one of the ways of growing our business during a difficult period. However, acquisitions must be conducted very carefully or there can be adverse consequences. In particular, failure to identify risks of potential acquisition targets, such as possible loss of major customers, or inability to correctly evaluate costs of combining business or technologies could cost us significant resources, dilution to our stockholders or loss of valuable time. Recent acquisitions have included expenses associated with in process research and development and require us to absorb the cost of completion of ongoing product development. Failure to complete product development on time and within projected cost estimates would have an adverse affect on operating results and potentially decrease the value of the acquisition. Acquisitions may require additional financing and the additional financing may not be available or may not be available on terms acceptable to us.
Failure to estimate accurately the resources necessary to complete fixed-price contracts would have an adverse effect on our bottom line
Our failure to accurately estimate the resources required for a project or a failure to complete contractual obligations in a manner consistent with the projected plan may result in lower than expected project margins or project losses, which would negatively impact operating results. Our sales are formalized in agreements that may include customization of the underlying software and services. These agreements require projections related to allocation of employees and other resources. Additionally, we may fix the price of an arrangement before the final requirements are finalized. On occasion, we have and may be required in the future to commit unanticipated additional resources to complete projects, and the estimated fixed price may not include this unanticipated increase of resources. If our original projections are not met, project losses may occur that would have a negative impact on our operating results.
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

ITEM 2. PROPERTIES
ACE*COMM leases space at five principal office locations: Gaithersburg, Maryland; Montreal, Canada; Edinburgh, Scotland; London, England; and Queensland, Australia. We believe that our facilities are adequate for our current needs and that suitable additional space will be available as required. The Gaithersburg office is our corporate headquarters and is used for product assembly, software and engineering development, professional services and support, sales, and administration. The following sets forth information concerning our significant facilities:

	Square		Current
Location	Footage	Lease Expiration	Annual Rent
Gaithersburg, Maryland	24,289	November 30, 2008	$583,000 (subject to annual increases of approximately $17,000 and allocated operating costs each year)

Montreal, Quebec, Canada	3,415	June 30, 2006	$91,000

Leith Edinburgh, Scotland	4,171	January 26, 2010	$116,000

London, England	2,104	May 31, 2006	$347,000

Bundall, Queensland, Australia	2,119	March 31, 2008	$36,000
ITEM 3. LEGAL PROCEEDINGS
We are not a party to any material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of our security holders during the fourth quarter of 2005.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Common Stock Prices
Our common stock is traded on the Nasdaq Small-Cap Market under the symbol “ACEC”.

The following table sets forth for the periods indicated the highest and lowest bid prices at the 4:00 p.m. close for the shares of common stock reported on the Nasdaq Small-Cap Market.

	Year Ended June 30,
	2005		2004
	High	Low	High	Low
1st Quarter	$2.38	$0.96	$1.99	$0.96
2nd Quarter	2.42	1.10	2.95	1.60
3rd Quarter	3.62	2.26	3.38	2.16
4th Quarter	2.77	2.05	2.83	2.16
As of August 23, 2005 the market price of ACE*COMM common stock was $2.56.
Common Stockholders
As of August 23 2005 there were 16,707,072 common shares outstanding and held by 137 shareholders of record.
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
Equity Compensation Plan Information
The following table shows information about the securities authorized for issuance under our equity compensation plans as of June 30, 2005:

(c)
	(a)	(b)	Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	2,152,783	$3.53	414,006

Equity compensation plans not approved by security holders	—	—	—

Total	2,152,783	$3.53	414,006

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented below as of June 30 and for each of our fiscal years in the five-year period ended June 30, 2005 are derived from the audited financial statements of ACE*COMM.

	Year Ended June 30,
	2005	2004	2003	2002	2001
	(in thousands except per share data)
Statement of Operations Data:
Revenue	$19,961	$13,671	$13,794	$18,094	$24,179
Gross profit	11,012	5,830	6,255	8,982	10,844
Selling, general and administrative	9,774	9,304	7,861	12,231	16,157
Research and development	2,694	1,226	347	780	1,650
In process research and development acquired	5,118	1,160	—	—	—

Net loss	$(6,462)	$(5,898)	$(1,982)	$(3,988)	$(6,927)

Net loss per share:
Basic and diluted	$(0.44)	$(0.49)	$(0.21)	$(0.43)	$(0.75)

	June 30,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,683	$2,881	$1,570	$3,530	$5,770
Working capital	653	3,665	3,941	4,702	7,879
Total assets	13,567	10,331	8,244	10,402	14,943
Long-term liabilities	72	—	—	44	323
Total liabilities	8,190	4,863	3,419	4,071	4,686
Stockholders’ equity	5,377	5,468	4,825	6,331	10,257
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Sources of Revenue
ACE*COMM delivers enterprise telemanagement applications and advanced Convergent Mediation™ and Operations Support Systems solutions to wireline and wireless voice, data, and Internet communications providers. Our solutions typically consist of hardware, software and related services that enable the capture, security, validation, correlation, augmentation, and warehousing of data from network elements and the distribution of this data in appropriate formats to OSS (“Operations Support Systems”) and BSS (“Business Support Systems”) operations. Our solutions also provide for centralized management and security of enterprise networks. After completing the purchase of the assets of Intasys Billing Technologies in the quarter ending March 31, 2004, ACE*COMM now offers Intasys’ line of wireless OSS products and has integrated the Intasys technologies into our convergent mediation service delivery platform products. We are now integrating newer versions of this software into our product line. After completing the acquisition of 2helix during the quarter ending March 31, 2005, ACE*COMM now offers the 2helix revenue assurance products included in Operations Support Systems (OSS) revenue. We have also commenced integrating the 2helix technologies into our convergent mediation service delivery platform. This past year we have introduced some new internally developed products and services, including Convergent Mediation™ SDP, a new software delivery platform which includes service implementation and control capabilities for VoIP, 3G, and IP data services.

ACE*COMM derives revenues primarily from the sale of our products, including hardware and software, and related services. ACE*COMM enters into formal arrangements that provide for single or multiple deliverables of hardware, software and services. These arrangements are formalized by either a simple purchase order or by more complex contracts such as development, reseller or master agreements. These arrangements are generally U.S. dollar denominated, but as we have increased the percentage of international sales these arrangements are also denominated in local currencies such as the British Pound, and typically have an aggregate value of several thousand to several million dollars and vary in length from 30 days to several years, as in the case of master agreements. Agreements spanning several years are normally implemented in smaller statements of work or orders that are typically deliverable within three to twelve months. Our customers, including resellers, do not possess the right of return or exchange.
Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During 2005, we had 21 major customers generating $250,000 or more in revenue during the year representing approximately 81% of total revenue. Our largest three customers during the year ended June 30, 2005, were Siemens AG, Northrop Grumman and Giza Systems. Siemens AG contributed approximately 11% of total revenues, Northrop Grumman contributed approximately 10% of total revenues and Giza Systems contributed approximately 9% of total revenues. During 2004, we had 12 major customers that together represented 64% of total revenues. Giza Systems, our largest customer in fiscal year 2004, represented approximately 20% of total revenues, and Siemens AG contributed approximately 8% of total revenues. During 2003, we had 12 major customers representing 76% of total revenues. Siemens AG represented approximately 20% of total revenues and Northrop Grumman contributed 10% of total revenues earned during 2003. The average revenues earned per major customer were $0.8 million in 2005, $0.7 million in 2004, and $0.9 million in 2003.
Trends and Strategy
Revenue growth depends, in part, on the overall demand for our product-based solutions and on sales to large customers. Because our sales are primarily to telecommunication and Internet service providers and large enterprises, our ability to generate revenue also depends on specific conditions affecting those providers and on general economic conditions. For the past several years we have been experiencing pressure on revenues from the prolonged downturn in demand in the telecommunications industry. During the past three fiscal years, we experienced significant net losses from operations, primarily due to reduced demand from our North American telecommunications customers.
To offset the effects of the current lower North American demand, we continue to target sales efforts toward what we believe to be a growing market for our Convergent Mediation™ solutions outside of North America and to acquire revenues by expanding our customer base and product offerings through acquisition. The acquisition of 2helix will increase revenues from Europe and will allow us to expand our product offerings to all of our customers. Results for fiscal 2005 showed significant revenue and results of operations improvement in these areas excluding the one time charge for in process research and development.
We have been pursuing a growth strategy designed to expand our product line and areas of distribution to counteract reductions in demand for our traditional products and services. The acquisition of i3 Mobile and Intasys during fiscal year 2004 and the acquisition of 2helix in March 2005 are consistent with this strategy. We intend to continue to pursue the acquisition of additional complementary technologies to broaden our product line and increase our geographic scope.
We have also focused our sales resources on opportunities for our NetPlus EOSS products to remedy reductions in demand from North America for Convergent Mediation™ solutions. In addition to pursuing our traditional government markets, sales activities have been increased to large commercial enterprises to expand our NetPlus customer base. We believe our recent contract award from the U.S. Air Force resulted in part from these efforts.
We have experienced a reduction in the number of potential customers for our OSS products and services and a reduction in our existing customer base in the UK as a result of consolidation within the UK service provider market by network providers. Our largest customer in this group has given notice that they will be terminating their service contract with us in the first half of fiscal 2006. This customer accounted for 9% of our consolidated revenues in fiscal 2005.

As a result of previous losses, we have maintained numerous cost reduction measures which have kept operating expenses low. Additionally, we have contingency plans to reduce expenses further, should revenues decline below projected levels. During the most recent fiscal year we have built a significant contract backlog, up to $23.1 million at June 30, 2005. We expect to have increased costs and liquidity demands during the current fiscal year as we devote significant effort during the current fiscal year to delivering products and services and supporting our customers under these contracts.
Recent Developments
2helix
On March 24, 2005, we completed the acquisition of Double Helix Solutions Limited, a company based in London that operates under the name 2helix, a provider of network asset assurance, revenue optimization, and business intelligence solutions to Tier 1 carriers, primarily in the European sector. The total purchase price for the acquisition was £4.4 million, or approximately $8.3 million, plus possible additional consideration under an earn-out equal to the excess of 2helix revenues over £3.5 million during the 12 months commencing in March 2005. The purchase price consisted of 1,740,294 shares of ACE*COMM common stock valued at a per share price of $3.1648, the 10 day volume weighted average price of ACE*COMM common stock, and notes payable with a six month maturity in the aggregate principal amount of approximately $2.8 million. In accordance with FAS 141, we allocated the purchase price based on an economic valuation of the purchased assets. Based upon this valuation, we recorded an intangible asset of $1.3 million which will be amortized over thirty-six months related to the purchased customers and technology of 2helix. Additionally, we recorded a charge of $5.1 million in the third quarter of 2005 associated with the purchase of in process research and development. 2helix has several software tools that are being developed into software products that we intend to complete and sell either as stand alone or integrated into our convergent mediation service delivery platform, as discussed more fully in Note 11 of the Notes to our Consolidated Financial Statements.
Private Placement
On March 31, 2005, we completed a private placement of 1,000,000 units at $2.50 per unit, resulting in aggregate gross proceeds to ACE*COMM of $2,500,000. Each unit sold in the private placement consisted of one share of ACE*COMM’s common stock and a warrant to acquire 0.50 shares of ACE*COMM common stock at an exercise price of $3.53 per share. Together with each unit we granted an additional investment right to acquire one share of ACE*COMM common stock at an exercise price of $2.50 per share and a warrant to acquire 0.50 shares of ACE*COMM common stock at an exercise price of $3.53 per share. The closing price of ACE*COMM’s common stock on March 31, 2005 was $3.18. The Company has an obligation to register these shares and the registration is currently in process.
Department of Defense Contract
In April 2005, we were selected to provide our NetPlus telecommunications system to the Air Force for a global deployment. These programs will encompass hundreds of installations, and are expected to total in excess of $20 million for us over their lifespan. They include initial deployments scheduled over an 18 month timeframe, follow-on contracts for life cycle support and maintenance, further opportunities for ongoing upgrades and improvements, and additional sales opportunities for future versions of NetPlus EOSS and possibly new products recently acquired as a part of 2helix.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operation are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonably based upon information available to us at the time that the estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.
Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations or require the application of significant estimates, judgment or assumptions by our management. The following is a brief discussion of these critical accounting policies:
     Revenue Recognition
ACE*COMM derives revenues primarily from products, where a combination of hardware, proprietary licensed software, and services are offered to customers. These products are typically formalized in a multiple element arrangement involving application of existing software capabilities or modification of the underlying software, implementation and support services. Our software licenses to end-users generally provide for an initial license fee to use the product in perpetuity. Subscription revenue, included in Operational Support Systems revenue, is recognized on a monthly basis based upon the number of telephone subscribers of our customers.
We recognize revenue in accordance with current generally accepted accounting principles. ACE*COMM follows specific and detailed guidelines in measuring revenue; however, certain judgments and current interpretations of rules and guidelines affect the application of our revenue recognition policy. Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is considered “probable” under applicable accounting tests. One of the critical judgments we make is our assessment of the probability of collecting the related accounts receivable balance on a customer-by-customer basis. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection had been made at the time the transactions were recorded in revenue. In cases where collectibility is not deemed probable, revenue is recognized upon receipt of cash, assuming all other criteria have been met. We are also required to exercise judgment in determining whether the fixed and determinable fee criteria have been met by evaluating the risk of our granting a concession to our customers, particularly when payments terms are beyond our normal credit period of sixty to ninety days. In addition, when our contracts contain customer acceptance provisions, management assesses whether uncertainty exists about such acceptance in determining when to record revenue.
For multiple element arrangements that include software products, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence of fair value, which is generally the price charged when that element is sold separately. We are required to exercise judgment in determining whether sufficient evidence exists for each undelivered element and to determine whether and when each element has been delivered. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.
In situations when our products involve significant modification or customization of software, or when our systems integration and services are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered. Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis. Approximately 3% of our fiscal 2005 revenue was derived from contracts accounted for under the percentage of completion method.
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
     Impairment of Long-Lived Assets
We evaluate the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. We did not record an impairment charge during the years ended June 30, 2005 and 2004.

Results of Operations
The following sets forth selected consolidated data as a percentage of revenue for each of the following years ended June 30:

	Years Ended June 30,
	2005	2004	2003
Revenue	100.0%	100.0%	100.0%

Costs and expenses:
Cost of revenue	44.8%	57.3%	54.7%
Selling, general and administrative	49.0%	68.1%	57.0%
Research and development	13.5%	9.0%	2.5%
In process research and development	25.6%	8.5%	0.0%

Loss from operations	(32.9)%	(42.9)%	(14.2)%
Net interest expense	0.3%	0.2%	0.2%
Gain from settlement of debt obligation	1.1%	(0.0)%	0.0%

Loss before income taxes	(32.1)%	(43.1)%	(14.4)%
Provision for income taxes	0.3%	0.0%	0.0%

Net Loss	(32.4)%	(43.1)%	(14.4)%

We purchased the OSS assets of Intasys in February 2004. Accordingly the results of Intasys’s OSS revenues are included in our results of operations since the acquisition date. Previous periods do not include the revenue of Intasys. We purchased 2helix in March 2005. Accordingly, approximately three months of the results of 2helix revenues are included in our results of operations for the twelve months ended June 30, 2005.
     Revenues
The following summarizes our revenue (in thousands):

	Years Ended June 30,
	2005	2004	2003
Revenue
Licenses and hardware	$8,734	$6,387	$7,710
Services	11,227	7,284	6,084

Total Revenue	$19,961	$13,671	$13,794

Total revenues in 2005 were $20.0 million compared to $13.7 million in 2004 and $13.8 million in 2003. Total revenues increased $6.3 million or 46% in 2005 and decreased $0.1 million or 0.7% in 2004, as compared to the prior year.
License and hardware revenue increased by $2.3 million to $8.7 million for the year ended June 30, 2005 when compared to fiscal 2004. This increase was primarily the result of the revenues from two new customers in Asia and one new customer in the Middle East of $1.9 million and $1.5 million from the Air Force offset by a $1.0 million decrease from a customer in the Middle East. License and hardware revenue decreased $1.3 million in fiscal 2004 when compared to fiscal 2003. This decline was primarily the result of a reduction in order levels from three existing customers of approximately $1.3 million in total.
Services revenue increased by $3.9 million from $7.3 million in fiscal 2004 to $11.2 million in fiscal 2005. The majority of this increase was principally the result of the inclusion of the revenues from the assets purchased from

Intasys for all of fiscal 2005 and the revenues from the acquisition of 2helix for the last quarter of fiscal 2005, which aggregated $3.4 million. Services revenue increased by $1.2 million from $6.1 million in fiscal 2003 to $7.3 million in fiscal 2004. The increase in revenue was principally the result of the inclusion of the revenues from the asset purchase from Intasys of $2.4 million for the last five months of fiscal 2004 and an increase in maintenance revenues of $0.3 million, offset by a decrease in customization and implementation services of $1.5 million.
Revenue from sales to network service providers increased 7% from $7.1 million to $7.6 million for fiscal year 2005 and represented 38% of total revenue. This increase was primarily the result of an increase in revenues in Asia and the Middle East of $1.9 million generated from three new customers, offset by a decline in revenues from one customer in the Middle East of $1.0 million as its large multi year contract is completing.
Revenue from sales to enterprises increased 60% from $4.2 million to $6.7 million during fiscal year 2005, and represented approximately 33% of total revenue. Revenues increased primarily as a result of an increase in purchases from one of our primary customers (U.S. Army) of $1.1 million and revenues of $1.5 million from a large contract award from the Air Force.
Revenue from sales of Operations Support Systems solutions increased 138% from $2.4 million to $5.7 million during fiscal year 2005 and represents 29% of total revenue. These revenues are derived principally from our new product line purchased from Intasys in February 2004 and the acquisition of 2helix in March 2005. Periods prior to March 31, 2004, did not include the revenue of the Operations Support Systems products. The increases in revenue are the result of the inclusion of the assets purchased from Intasys for a full year.
Backlog was $23.1 million, as of June 30, 2005, compared to $12.1 million as of June 30, 2004. We define backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services to be provided to customers generally within one year. In addition, we include in backlog amounts related to delivered products where revenue has been deferred. The increase in 2005 includes the backlog for our Air Force contract of $12.1 million. We estimate that $16.8 million of the backlog at June 30, 2005, will be recognized during fiscal year 2006. Although we believe that our entire backlog consists of firm orders, our backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the contracting process.
We believe revenues will increase in fiscal 2006 as a result of the significant increase in our backlog and on going sales activities, assuming we can deliver during fiscal 2006 the portion of the backlog that we anticipate delivering. At this time we cannot predict the amount of the increase or whether the increase in revenues will enable us to make a profit during fiscal 2006.
     Cost of Revenues
Our cost of revenue consists primarily of direct labor costs, direct material costs, and allocable indirect costs. The expenses for services provided by certain alliance partners in connection with the installation and integration of our products may also be included.
Cost of revenues has fixed and variable components and includes expenses that are directly related to the generation of operating revenues. Several cost categories are specifically identifiable as relating to products versus services including material costs and direct labor charged to a product job. In many instances, certain expenses related to infrastructure and personnel are often utilized to generate revenues from the various product and service categories, making it difficult to determine cost of revenue by product. Commencing with costs incurred in 2003, we developed a methodology for segregating the product and service components of cost of revenues. Costs directly related to hardware or software that are identifiable by cost type, such as materials, freight, direct labor and travel charges were assigned to cost of licenses and hardware. Other charges including warranty, maintenance and re-work costs were allocated based upon warranty incident reports. Employee benefits are allocated based on total burden rate and other overhead costs are allocated on a pro-rata basis.
Our method of allocating these costs may not be comparable to approaches of other companies. Use of a different method of allocation could change the costs of revenues and margin associated with products and services. Our overall cost of revenue and gross margin is not affected by this allocation method.
Cost of revenues were $8.9 million in 2005, $7.8 million in 2004 and $7.5 million in 2003, representing 45%, 57% and 55% of revenues, respectively. The decrease in the cost of revenue as a percentage of revenues in 2005 resulted primarily from the $6.3 million increase in revenues, increases in margins on the increases in revenues, and continued cost containment efforts.
Cost of licenses and hardware revenue was $3.3 million in 2005, $3.0 million in 2004, and $2.8 million in 2003, representing 38%, 47%, and 37%, of licenses and hardware revenue, respectively. The percentages of revenues are consistent in 2005 and 2003 and the increase in 2004 was due to higher materials costs associated with hardware revenue and fixed costs being spread over lower revenues.
Cost of services revenue was $5.7 million in 2005, $4.9 million in 2004, and $4.7 million in 2003, representing 51%, 67%, and 77% of services revenue for those years. Costs of services revenue as a percentage of services revenue have decreased due to the additional services revenue of $5.7 million resulting from the acquisition of the assets of Intasys and 2helix.
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
SG&A expenses were $9.8 million in 2005, $9.3 million in 2004, and $7.9 million in 2003, representing 49%, 68%, and 57% of total revenues in each year, respectively. SG&A expenses decreased as a percentage of revenue during this past year because revenues increased significantly while our cost base remained relatively fixed. SG&A increased $0.5 million or 5% in 2005, increased $1.4 million or 18% in 2004, and decreased $4.4 million or 36% in 2003, as compared to each prior corresponding period. The increase in 2005 includes an increase of $1.0 million due to including twelve months versus 4 months of the costs associated with the acquisition of assets from Intasys and the acquisition of 2helix offset by a decrease of $0.4 million in the provision for doubtful accounts expense. The increase in 2004 results from the additional SG&A costs associated with the acquisition of assets from Intasys of $0.5 million, an increase in the allowance for doubtful accounts of $0.3 million and an increase in selling expenses for our existing product lines. The decrease in 2003 is primarily the result of a continuing effort to reduce expenses, which includes company and employee initiated reductions in personnel, and reductions in rent, travel, consulting and professional fees.
We recognized a net provision for doubtful accounts of $0.1 million in 2005 compared to a net provision for doubtful accounts of $0.5 million in 2004 and $0.1 million in 2003, representing a decrease of $0.4 million in 2005 and an increase of $0.4 million in 2004 as compared to the corresponding period of the prior year. During 2004, two of our customers experienced a significant adverse change in their financial conditions, leading us to reserve fully against the receivable from these customers. In the other years our reserve was based on an analysis of our customers and their payment history. Existing or future customers’ ability to pay us may be adversely impacted by unfavorable economic conditions or by other factors.
During the past several years the Company has initiated numerous cost reduction measures which have affected our employees, including their compensation. To promote employee retention, we accelerated 640,343 previously unvested employee stock options effective in June 2005. While such options were “out of the money,” management believes the acceleration will provide flexibility and therefore possible value to these employees in the future. Under current accounting guidance, no compensation expense was recorded in our financial statements. However, we reported in Note 2, Stock Based Compensation, pro forma compensation expense of $689,000 associated with the accelerated options. Had we not accelerated the vesting of these options, compensation expense of $402,000, $238,000 and $49,000 would have been recorded in the income statement upon the required adoption of SFAS 123(R) for fiscal years

2006, 2007, and 2008, respectively. An additional 241,154 employee stock options were not accelerated as of fiscal year end, of which 188,333 were held by executive officers of the Company.
     Research and Development Expenses
Research and development (R&D) expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of our products such as JBill Global and NetPlus and our convergent mediation service delivery platform.
Research and development expenses were $2.7 million in 2005, compared to $1.2 million in 2004 and $0.3 million in 2003. Research and development expenses increased $1.5 million or 123% in 2005, $0.9 million or 253% in 2004 and decreased $.4 million or 56% in 2003, as compared to each prior corresponding period. Research and development expenses represented 14% of revenues in 2005, 9% of revenues in 2004, and 3% of revenues in 2003. The substantial increase in research and development in 2005 and 2004 results from completing much of the in-process research and development that existed when we acquired the assets of Intasys and increased research and development associated with our convergent mediation service delivery platform. These expenses are expected to continue at or above the current levels for the fiscal year 2006 as we develop the 2helix products and make the technical changes necessary to integrate the new products into our product lines, expand development of ACE*COMM products and complete the final development of new versions of the Intasys products.
Although research and development expenses have increased and are expected to continue at or above the current level, we are pursuing several strategies to control costs in this area. We have been selective in approving new projects and in some instances discontinued projects that were not related to the development of Convergent Mediation TM solutions. We are also evaluating alternative development opportunities such as outsourcing to continue to manage our expenses. In instances where we charge our customers for custom development we include the costs associated with the development in the cost of revenues. Finally, we have been pursuing opportunities to license or acquire market-ready new technology from third parties as part of our strategy for expanding our product offerings.
We expensed $5.1 million for acquired in-process research and development associated with the 2helix acquisition during the most recent fiscal year. 2helix has several software tools that are being developed into software products that we intend to complete and sell either as stand alone or integrated into our convergent mediation service delivery platform, as discussed more fully in Note 11 of the Notes to our Consolidated Financial Statements. That Note also includes a discussion of the Intasys in-process research and development.
Liquidity and Capital Resources
     Asset and Cash Flow Analysis
At June 30, 2005 we had cash and cash equivalents of $2.7 million. Cash and cash equivalents were $2.9 million at June 30, 2004 and $1.6 million at June 30, 2003. The cash and cash equivalents balance decreased by $198,000, or 7%, in 2005 and increased by $1.3 million or 81% in 2004, in each case as compared to the corresponding period of the prior year. In 2004 we acquired $8.5 million of cash from i3 Mobile, offset by the operating loss for the year and by the purchase of assets of Intasys for $2.1 million. Cash and cash equivalents were 20% of total assets at June 30, 2005 compared to 28% at June 30, 2004. The percentage decrease results from the increase in other assets including goodwill of $1.7 million and acquired intangibles of $1.1 million.
Our cashflow is dependent upon numerous factors, including the timing of customer orders and engagements, and related obligations and payments, market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of changes in the size of our operations and other factors.
Working capital was $0.7 million at June 30, 2005, $3.7 million at June 2004, and $3.9 million at June 30, 2003. Working capital decreased $3.0 million or 81% in 2005, decreased $0.2 million, or 5%, in 2004, and decreased $0.8 million, or 16% in 2003, in each case as compared to the corresponding period of the prior year. The decrease in working capital in 2005 is due to an increase in borrowings which includes notes payable related to the acquisition of 2helix of $0.7 million and an increase in our line of credit of $1.1 million, and an increase in current liabilities of $1.2 million primarily as a result of the 2helix acquisition costs and an increase in accounts payable.

Gross accounts receivables increased $178,000 or 4 % at June 30, 2005 and decreased $262,000 or 5% at June 30, 2004. As of June 30, 2005 compared to the same date in 2004, gross receivables as a percentage of revenues decreased from 35% to 25% as a result of an increase in revenues and better collection experience. Five customers represented 59% of our gross trade receivables balance as of June 30, 2005, with one international customer representing 21% of our gross trade receivables balance as of June 30, 2005.
Our operating activities used $1.3 million in cash during 2005, $5.0 million in cash during 2004 and $2.5 million in cash during 2003. The changes between years in cash flows from operating activities are principally due to changes in net income (loss) after adjustments for non-cash charges such as depreciation and in-process research and development costs acquired and due to changes in working capital amounts. Changes in accounts receivable balances are typically the most significant component of working capital and fluctuate as a result of the timing and volume of our revenues and other factors.
Net cash used for investing activities was $0.1 million in 2005, $2.5 million in 2004 due to the purchase of assets of Intasys for $2.1 million and cash used for investing activities was $0.1 million in 2003.
Financing activities generated cash of $1.3 million in 2005, $8.9 million in 2004, and $0.7 million in 2003. The cash generated in 2005 is primarily from the private financing on March 31, 2005, net of expenses, and from borrowings under our bank line offset by payment of notes related to the 2helix acquisition of $2.1 million. The 2004 cash generated results primarily from the i3 Mobile transaction, which generated cash of $8.6 million.
     Cost Containment Program
Although revenues increased in fiscal 2005, we have continued our cost containment measures which we implemented in 2003 and to a lesser extent in 2004 as a result of significant net losses from operations. We have maintained or reduced the number of full time employees during the past three fiscal years, excluding employees of Intasys and 2helix. We expect to have increased costs and liquidity demands during the current fiscal year as we devote significant effort during the current fiscal year to delivering products and services and supporting our customers under the contracts resulting in our large backlog at June 30, 2005.
     Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of June 30, 2005 and the effect these commitments could have on our liquidity and cash flows in future periods.

Contractual Obligation	Payments Due by Period
	(amounts in thousands)
		Less than 1			After 5
	Total	year	1-3 years	4-5 years	years
Operating leases	$3,218	$1,207	$1,548	$463	$—
Other commitments	155	82	70	3	—

Total commitments	$3,373	$1,289	$1,618	$466	$—

We have commercial commitments of an accounts receivable backed line of credit effective December 1, 2004 which expires and is subject to renewal on November 30, 2005. The outstanding balance at June 30, 2005 was $1.6 million. We also have issued standby letters of credit for security deposits for office space and to guarantee service contracts as summarized in the following table. The standby letters of credit have a one-year term and renew annually.

Other Commercial Commitments	Amount of Commitment Expiration Per Period
(amounts in thousands)
Total
	Amounts	Less than 1			Over 5
	Committed	year	1-3 years	4-5 years	years
Standby Letters of Credit	$338	$215	$123	$—	$—

     Line of Credit
We have an amended and restated loan and security agreement with Silicon Valley Bank effective December 1, 2004 which expires and is subject to renewal on November 30, 2005. Under this agreement, we may borrow based upon the amount of its approved borrowing base of eligible accounts receivable, up to a maximum of $3.5 million. The line of credit has sub limits of $500,000 for letters of credit and $1.25 million for U.S. Export Import Bank usage. We can draw up to 70% of our eligible accounts receivable under the master line and 70% of our eligible foreign accounts receivable under the U.S. Export Import Bank sub limit line. Amounts borrowed bear interest at a rate equal to the bank’s prime rate plus 2% per annum, charged on the average daily balance of advances outstanding, payable monthly and calculated on a 360 day year basis. We also pay certain costs and expenses of the bank in administering the line. The receivables comprising the borrowing base must not be more than 90 days aged, must not be in dispute, and must conform to other eligibility requirements. The agreement has a monthly quick ratio covenant which must be complied with on an intra-quarterly basis, and a minimum tangible net worth covenant which must be complied with on a quarterly basis. The agreement also subjects the Company to non-financial covenants, including restrictions over dividends.
For the months ending April 30, 2005 and May 31, 2005, we were not in compliance with the intra-quarterly quick ratio covenant. The Bank agreed to forbear from exercising its rights and remedies under the existing loan documents via a forbearance agreement dated June 28, 2005. As of June 30, 2005, ACE*COMM was in compliance with its covenants.
ACE*COMM’s obligation under the Agreement are secured by a security interest in all of our assets and intellectual property. Advances made to ACE*COMM are payable in full upon demand in the event of default under the agreement. As of June 30, 2005, there were outstanding borrowings of $1.6 million and $0.9 million was available under the line of credit.
Under the terms of our corporate headquarters’ office lease, we maintain a letter of credit under our line of credit with our bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by us under the lease. The letter of credit required under the lease for fiscal year 2005 is $124,000, and will decrease annually through fiscal year 2008. We also maintain other customer related letters of credit issued by the Bank and secured under our line of credit to support specific terms and conditions of customer orders. The aggregate of these customer related letters of credit total approximately $338,000 at June 30, 2005.
     Liquidity Analysis
At June 30, 2005 we had cash and cash equivalents of $2.7 million and $0.9 million was available under the line of credit. We expect to have increased costs and liquidity demands during the current fiscal year as we devote significant effort during the current fiscal year to delivering products and services and supporting our customers under the contracts resulting in our large backlog at June 30, 2005. We are continuing to manage our expenses to conserve cash and maintain adequate liquidity. We have no significant commitments for capital expenditures at June 30, 2005. We believe that existing consolidated cash balances reflecting the private financing, cash flows from operations, receipt of new contracts, and the availability of credit under our agreement with the Bank will support our working capital requirements for the next twelve months, based on our current expectations as to anticipated revenue, expenses and cash flow.
The Company is still pursuing a growth strategy that involves acquisitions and additional financing likely would be required for future acquisitions.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk related to any borrowings under our line of credit. As of June 30, 2005, borrowings outstanding under our line of credit was approximately $1.6 million. Our market risk sensitive instruments do not expose us to material market risk exposures. Should interest rates increase or decrease 1%, interest expense would increase or decrease $16,000 based on our borrowings as of June 30, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Financial Statements, together with the independent accountants’ reports thereon, appear at pages F-1 through F-22 of this Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. DISCLOSURE OF CONTROLS AND PROCEDURES
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, our disclosure controls and procedures are effective.
There were no significant changes made in our internal controls over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name of
Director		Director	Class of
or Nominee	Age	Since	Director	Recent Business Experience
George T. Jimenez	69	1983	III	Chief Executive Officer of the Company since 1996, and Treasurer from 1983 to present. President from 1983 to September 1999 and July 2001 to June 2005. Mr. Jimenez has been Chairman of the Board of Directors since 1983.

Paul G. Casner, Jr.	67	1983	II	Business management consultant. Prior to retirement in April 2005, was Executive Vice President and Chief Operating Officer of DRS Technologies, Inc., a defense electronics corporation starting in June 2000. Executive Vice President, Operations, DRS, from December 1998 to May 2000; President of DRS Electronic Systems Group, a division of DRS Technologies, from 1994 to 1998; and Chairman and Chief Executive Officer of Technology Applications & Service Company from March 1991 to September 1993.

Name of
Director		Director	Class of
or Nominee	Age	Since	Director	Recent Business Experience
Gilbert A. Wetzel	73	1992	I	Senior Vice President, Mayer Leadership Group (formerly Mayer & Associates), a human resources consulting firm, since 2004 and Managing Director from 1999 to 2004. Executive Vice President, Right Management Consultants, from 1994 to 1999; retired Chairman and Chief Executive Officer of Bell of Pennsylvania and Diamond State Telephone and founder and retired Chief Executive Officer of Geographic Business Publishers, Inc.

Harry M. Linowes	77	1999	I	Business management consultant. Currently an associate of Business Mediation Associates. Senior Partner (1992 to retirement in 1996) and a Managing Partner (1986 to 1992) of BDO Seidman, Accountants and Consultants.

J. William Grimes	64	2004	III	General Partner, BG Media Investors LLC, a private equity capital firm specializing in investments in media and telecommunications companies, since 1996. President and Interim Chief Executive Officer of i3 Mobile, Inc. from March 2003 to December 2003. Chief Executive Officer, Zenith Media, from 1994 to 1996; President and CEO of Multimedia, Inc. from 1991 to 1993, and President and CEO of Univision Holdings, Inc. from 1988 to 1991.

Matthew J. Stover	50	2004	II	Chairman, LKM Ventures, LLC, an investment and advisory firm, since January 2000. President and then Chief Executive Officer, edu.com, Inc., a marketing services company, from May 2000 to June 2001. Group President of Bell Atlantic Directory Services, and its predecessor, NYNEX Information Services Group, from January 1994 to December 1999.
The Audit Committee of the Board of Directors monitors the integrity of the financial statements and the independence and performance of the Company’s independent auditors, provides oversight to the Company’s financial reporting process, receives and reviews reports from time to time from the Company’s independent auditors, and recommends the engagement of auditors. The current members of the Audit Committee are Messrs. Casner, Linowes, Wetzel, Grimes and Stover, with Mr. Linowes serving as Chairman. Each member of the Audit Committee is “independent,” as defined in Rule 4200(a)(15) of the NASD listing standards. The Audit Committee met five times during fiscal year 2005. The Board has determined that Harry M. Linowes is an audit committee financial expert, as that term is defined under the SEC rules.
The Board has adopted a Code of Business Conduct and Ethics that applies to all directors, officers, employees and agents of ACE*COMM and its subsidiary companies and affiliates, including its principal executive, financial and accounting officers and persons performing similar functions. The Code of Business Conduct and Ethics will be made available, without charge, upon written request made to the Secretary of the Company at its principal executive offices. The Code is also posted on our website under “Investor Relations-Corporate Governance” at www.acecomm.com.

Executive Officers of the Company
     The following table sets forth the names, ages and positions of the current executive officers of the Company:

Name	Age	Current Position
George T. Jimenez	69	Chairman of the Board, Chief Executive Officer and Treasurer
John B. Bennett	43	President
Christopher C. Couch	35	Senior Vice President and Chief Marketing Officer
Steven R. Delmar	49	Senior Vice President and Chief Financial Officer
Michael E. Tinmouth	47	Senior Vice President
Loretta L. Rivers	48	Corporate Secretary and Director of Human Resources
George T. Jimenez is the Chief Executive Officer of the Company and has served as Treasurer and a Director of the Company since its inception in 1983. Mr. Jimenez served as President from 1983 to September 1999 and July 2001 to June 2005.
John B. Bennett joined the Company in June 2005 as President. Prior to joining ACE*COMM, Mr. Bennett was President of Sentori starting in February 2001 and CEO and President from March 2003 to January 2005. Before Sentori, Mr. Bennett was with CMGI from May 1999 to February 2001, first as Vice President of Business Development for CMGI Solutions, and moving to CMGI’s Corporate Strategy Group as a Vice President in May 2000. Mr. Bennett held the position of Vice President of Business Development with Nascent Technologies from February 1998 to March 1999, at which time that company was acquired by CMGI. Prior to his employment with Nascent, Mr. Bennett held senior level positions with IoWave and Boston Technologies and was the Sales Director of Corporate Accounts with Bell Atlantic from October 1991 through July 1997, among other positions.
Christopher C. Couch joined the Company in August 2004 as Senior Vice President and Chief Marketing Officer. Prior to joining ACE*COMM, Mr. Couch headed his own business consulting firm, which provided business assessment and market plans for various technology firms. From January 2001 through December 2003, he was Sr. Vice President and Chief Technology Officer of RateIntegration, Inc. Mr. Couch was Sr. Director – North American OSS Practice for Logica, Inc., from January 2000 through December 2001. Prior to joining Logica, he was a Principal of BusinessEdge Solutions. From 1996 to 1999, Mr. Couch was Director of Next Generation Services of Evolving Systems, Inc.
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
Michael E. Tinmouth joined the Company in February 2004 as Senior Vice President, following the purchase of assets from Intasys. From September 2001 to February 2004, Mr. Tinmouth was President and CEO of Intasys Billing Technologies; and was the Chief Financial Officer of that entity from March 2000 to September 2001. Prior to joining Intasys, Mr. Tinmouth was Director of Finance and Administration at NSI Communications Inc., a Montreal-based VSAT manufacturer.
Loretta L. Rivers has been Corporate Secretary since 1989 and was also named Director of Human Resources in January 2001. Ms. Rivers has served in various capacities with the Company since its inception in 1983.
Section 16A Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and the Nasdaq. Officers, directors and greater than ten-percent beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, we believe that all Section 16 filing requirements applicable to our officers and directors and ten-percent beneficial owners were complied with during the 2005 fiscal year except that Mr. Tinmouth filed a Form 4 late, reporting a single transaction.
ITEM 11. EXECUTIVE COMPENSATION
Cash Compensation
Cash compensation paid or accrued for services in all capacities for 2005, 2004 and 2003 fiscal years for the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company for fiscal 2005 whose salary and bonus exceeded $100,000 (the “Named Executive Officers”) is set forth in the following table.
Summary Compensation Table

						Long-Term
						Compensation
	Annual Compensation(1)					Awards
					Other	Number of		All
Name					Annual	Shares		Other
And	Fiscal				Compen-	Underlying		Compen-
Principal Position	Year	Salary(2)		Bonus	sation(3)	Options		sation(4)
George T. Jimenez	2005	$200,769		$0	$0	0		$11,171
Chairman of the Board,	2004	193,159		0	0	24,000		11,171
Chief Executive Officer	2003	173,769		0	0	0		11,171
and Treasurer

John B. Bennett	2005	14,385	(5)	0	0	0		0
President	2004	—		—	—	—		—
	2003	—		—	—	—		—

Christopher C. Couch	2005	132,116	(6)	0	25,505	125,000	(7)	0
Senior Vice President and	2004	—		—	—	—		—
Chief Marketing Officer	2003	—		—	—	—		—

Steven R. Delmar	2005	175,673		0	0	0		0
Senior Vice President and	2004	168,143		0	0	36,000		0
Chief Financial Officer	2003	152,048		0	0	0		0

Michael E. Tinmouth	2005	134,015		64,876	0	25,000		0
Senior Vice President	2004	46,906	(8)	0	0	90,000	(7)	0
	2003	—		—	—	—		—

(1)	Includes salary deferrals under the Company’s 401(k) plan.

(2)	Reflects a voluntary reduction in salary starting in February 2002 and continuing through November 2003, for each of the named executive officers employed during that period.

(3)	Does not include perquisites and personal benefits aggregating less than 10% of the officer’s salary and bonus. Comprises as to Mr. Couch relocation expenses of $25,505.

(4)	Consists of, as to all years, amounts paid in connection with a life insurance policy and disability insurance for Mr. Jimenez. For fiscal 2005, $6,975 was paid for life insurance and $4,196 was paid for disability insurance.

(5)	Reflects compensation beginning June 8, 2005, when Mr. Bennett joined the Company.

(6)	Reflects compensation beginning August 16, 2004, when Mr. Couch joined the Company.

(7)	One-time grants made to Messrs. Couch and Tinmouth, in connection with hiring.

(8)	Reflects compensation beginning February 13, 2004, when Mr. Tinmouth joined the Company.
Option Grants
The following table shows, as to the Named Executive Officers, the options to purchase Common Stock granted by the Company in fiscal 2005.
Option Grants in Fiscal Year 2005

	Individual Grants
	Number of		Percentage of			Potential Realizable Value at
	Shares		Total Options			Assumed Rates of Stock Price
	Underlying		Granted to	Exercise		Appreciation for Option
	Options		Employees in	Price Per	Expiration	Term(1)
Name	Granted		Fiscal 2005	Share	Date	0%	5%	10%
George T. Jimenez	0		—	—	—	—	—	—

John B. Bennett	0		—	—	—	—	—	—

Christopher C. Couch	125,000	(2)	29.90	$1.76	8/19/14	0	$138,357	$350,623

Steven R. Delmar	0		—	—	—	—	—	—

Michael E. Tinmouth	25,000	(3)	5.98	1.75	10/26/14	0	27,514	69,726

(1)	Amounts are based on the 0%, 5%, and 10% annual compounded rates of appreciation of the Common Stock price from the date of grant, prescribed by the Securities and Exchange Commission, and are not intended to forecast future appreciation of the Company’s Common Stock. The prices of the Common Stock, assuming such annual compounded rates of appreciation over the term of the option, would be as follows:

Exercise price	Term of Option	0%	5%	10%
$1.76	10 years	$0	$2.867	$4.565
$1.75	10 years	$0	$2.851	$4.539

(2)	Option granted in connection with hiring, of which one third vests and becomes exercisable on each of the three anniversaries of the date of grant, provided that the officer is employed by the Company through each date.

(3)	Performance-based option grant, vesting seven (7) years from the date of grant, providing the executive is still employed with the Company at that time. The vesting and exercisability of the option shares were subject to accelerated vesting if certain revenue and profit goals were met for calendar year 2004. Both the revenue and profit targets were met in full and the vesting and exercisability was accelerated to March 1, 2005.
Fiscal 2005 Stock Option Exercises and Year-End Option Values
The following table shows, as to the Named Executive Officers, the information concerning exercises of stock options in the last fiscal year and 2005 fiscal year-end option values.

			Number of Shares
	Shares		Underlying Unexercised		Value of Unexercised
	Acquired		Options at Fiscal		In-the-Money Options at
	on	Value	Year-End		Fiscal Year-End(2)
Name	Exercise	Realized(1)	Exercisable/Unexercisable		Exercisable/Unexercisable
George T. Jimenez	0	$0	133,224	20,000	$16,772	$22,800
John B. Bennett	0	0	0	0	0	0
Christopher C. Couch	0	0	0	125,000	0	75,000
Steven R. Delmar	0	0	136,977	20,000	90,836	22,800
Michael E. Tinmouth	0	0	115,000	0	24,250	0

(1)	Value realized represents the positive spread between the respective exercise prices of the exercised options and the fair market value per share on the respective dates of exercise.

(2)	Value for “in-the-money” options represent the positive spread between the respective exercise prices of outstanding options and the market price on June 30, 2005.
Employment Contracts, Termination of Employment and Change-of-Control Arrangements
ACE*COMM does not have any employment agreements with its executive officers.
Compensation of Directors
Outside directors receive $12,000 each per fiscal year ($16,000 in the case of the Chairman of the Audit Committee), payable in quarterly installments, and are reimbursed for their travel expenses in attending Board and Committee meetings. In addition, upon his election or appointment to serve, each outside director receives an option to purchase 3,000 shares (4,000 shares in the case of the Chairman of the Audit Committee) of the Company’s Common Stock for each year such director is elected or appointed to serve, at an exercise price equal to the fair market value on the date of grant, pursuant to the 2000 Stock Option Plan for Directors (the “Plan”). Each option granted becomes exercisable in installments of one-third of the option shares on each anniversary of the date of grant, provided that the option holder still serves as a director on such date or, if he ceases to be a director (other than by reason of termination for cause) within 45 days prior to such date, he has served as a director for at least 12 consecutive months as of such date. In December 2004, the Board approved an amendment to the Plan, subject to approval of the stockholders at the 2005 Annual Meeting, which would permit discretionary grants to outside directors from time-to-time. If the amendment is approved by the stockholders at the Annual Meeting, each outside director will receive a discretionary grant of 10,000 option shares (13,000 shares in the case of the Chairman of the Audit Committee), such grant being effective as of December 3, 2004 (the date the grant was approved by the Board), with the shares vesting and becoming exercisable in installments of one-third of the option shares on each anniversary of the date of grant. All options granted under the Plan expire upon the earlier of five years from the date of grant, the expiration of six months following death, resignation or removal other than for cause, and, immediately, upon removal of a director for cause.
Compensation Committee Interlocks and Insider Participation
ACE*COMM’s Compensation Committee is composed of five non-employee directors: Messrs. Casner, Linowes, Wetzel, Grimes and Stover. No current member of the Compensation Committee is an officer or employee of ACE*COMM. There are no interlock relationships, as defined in the applicable SEC rules.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	Amounts and Nature of		Percent of Outstanding
Name and Address(1)	Ownership		Shares
Directors, Nominees and Named
Executive Officers

George T. Jimenez	2,023,108	(2)	12.01%

Paul G. Casner, Jr.	29,000	(3)	*

Harry M. Linowes	23,000	(4)	*

Gilbert A. Wetzel	79,000	(5)	*

J. William Grimes	23,225	(6) (12)	*

Matthew J. Stover	9,572	(7)	*

Steven R. Delmar	141,977	(8)	*

Michael E. Tinmouth	115,000	(9)	*

Christopher C. Couch	45,001	(10)	*

John B. Bennett	—		—

All Directors, Nominees and Executive	2,488,696	(11)	14.47
Officers as a group (10 persons)

Other 5% Stockholders

BG Media Investors, L.P.	904,295	(12)	5.41
c/o Lieber and Lieber
The Lincoln Building
60 E. 42nd Street, Suite 642
New York, NY 10165

Noga Confino	870,147	(13)	5.21
c/o Hill Dickinson

	Amounts and Nature of		Percent of Outstanding
Name and Address(1)	Ownership		Shares
50 Fountain Street
Manchester, England M2 2AS

Springreel Limited	870,147	(13)	5.21
c/o Wachovia Bank
1021 East Cary Street, 3rd Floor
Richmond, VA 23219

*	Less than one percent of stock outstanding.

(1)	Unless otherwise indicated, the address is c/o ACE*COMM Corporation, 704 Quince Orchard Road, Gaithersburg, Maryland 20878 and the designated owner has voting and investment power with respect to the shares.

(2)	Includes 133,224 shares issuable upon the exercise of options. Does not include 950 shares held by his mother-in-law, as to which his wife has voting and investment power and as to which Mr. Jimenez disclaims beneficial ownership.

(3)	Includes 9,000 shares issuable upon the exercise of options.

(4)	Includes 16,000 shares issuable upon the exercise of options. Does not include 100 shares held by his wife in a retirement account, as to which his wife has sole voting and investment power and as to which Mr. Linowes disclaims beneficial ownership.

(5)	Includes 12,000 shares issuable upon the exercise of options.

(6)	Includes 23,038 shares issuable upon the exercise of options. Includes only shares held individually. Does not include shares held by BG Media Investors L.P. for which Mr. Grimes shares voting and dispositive power (see note 12).

(7)	Includes 9,441 shares issuable upon the exercise of options.

(8)	Includes 136,977 shares issuable upon the exercise of options.

(9)	Includes 115,000 shares issuable upon the exercise of options.

(10)	Includes 41,667 shares issuable upon the exercise of options. Also includes 3,334 shares acquired under the Company’s employee stock purchase plan.

(11)	Includes 496,347 shares issuable upon the exercise of options. Includes only shares held individually or through trusts.

(12)	Includes 904,295 shares held by BG Media Investors L.P. (“BG LP”). Mr. Grimes, Mr. John Backe and Mr. Ted Carroll are General Partners of BG Media Investors, LLC (“BG LLC”), the General Partner of BG LP. Messrs. Grimes, Backe and Carroll disclaim beneficial ownership of the shares held by BG LP other than to the extent of its or his individual partnership interest. The Members of BG LLC, as the General Partner of BG LP, exercise shared voting and dispositive power with respect to the 904,295 shares held by BG LP. Excludes 187 shares, 37,572 shares and 112 shares held individually by Messrs. Grimes, Backe and Carroll, respectively.

(13)	Information based on corporate records.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES
(a)(1) INDEX TO FINANCIAL STATEMENTS
     The following Financial Statements of the Registrant are filed as part of this report:

(a)(2) FINANCIAL STATEMENT SCHEDULES
Except for the schedule listed below, all other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
Schedule II — Valuation and Qualifying Accounts            S-1
(a)(3)         EXHIBITS

3.5	(A)	Articles of Amendment and Restatement dated August 19, 1996.
4.1	(A)	Form of Specimen of Common Stock Certificate.
10.13	(B)*	Form of Non-Qualified Stock Option Grant Agreement (certain executive officers — fiscal 1997)
10.14	(B)*	Form of Non-Qualified Stock Option Grant Agreement (certain executive officers — fiscal 1997)
10.22	(C)	Amended and Restated omnibus Stock Plan
	(D)*	2000 Stock Option Plan for Directors
3	(E)	Bylaws of ACE*COMM as amended and restated dated October 23, 2003
10.1	(F)	Lease Between New Boston Fund and ACE*COMM as Tenant dated December 30, 2002
23.1	(G)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1	(G)	Certification of Chief Executive Officer
31.2	(G)	Certification of Chief Financial Officer
32	(G)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	(A)	Incorporated by reference to the identically numbered exhibit filed as an exhibit to our Registration Statement on Form S-1, File No. 333-25439
	(B)	Incorporated by reference to the identically numbered exhibit filed as an exhibit to our Form 10-K, filed October 1, 1997.
	(C)	Incorporated by reference to our Proxy Statement, dated October 18, 1999.
	(D)	Incorporated by reference to our Proxy Statement, dated October 17, 2000
	(E)	Incorporated by reference to the identically numbered exhibit filed as an exhibit to our Form 10-Q, filed November 14, 2003.
	(F)	Incorporated by reference to the identically numbered exhibit filed as an exhibit to our Form 10-K, filed September 29, 2003.
	(G)	Filed herewith

*	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE*COMM CORPORATION
By:	/s/George T. Jimenez
George T. Jimenez
Chief Executive Officer Date: August 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/George T. Jimenez (George T. Jimenez)	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 31, 2005

/s/Steven R. Delmar (Steven R. Delmar)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 31, 2005

/s/Paul G. Casner, Jr. (Paul G. Casner, Jr.)	Director	August 31, 2005

/s/Gilbert A. Wetzel) (Gilbert A. Wetzel)	Director	August 31, 2005

/s/Harry M. Linowes (Harry M. Linowes)	Director	August 31, 2005

/s/Matthew J. Stover (Matthew J. Stover)	Director	August 31, 2005

/s/J. William Grimes (J. William Grimes)	Director	August 31, 2005

ACE*COMM CORPORATION
INDEX TO FINANCIAL STATEMENTS
     The following Consolidated Financial Statements of the Registrant are filed as part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
ACE*COMM Corporation
We have audited the accompanying consolidated balance sheets of ACE*COMM Corporation (a Maryland Corporation) (the Company), as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration over internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ACE*COMM Corporation as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited Schedule II for the years ended June 30, 2005, 2004 and 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.
/s/ Grant Thornton LLP
Vienna, Virginia
August 19, 2005

ACE*COMM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	June 30,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$2,683	$2,881
Accounts receivable, net	4,870	4,246
Inventories, net	532	573
Deferred contract costs	85	571
Prepaid expenses and other	601	257

Total current assets	8,771	8,528
Property and equipment, net	636	592
Goodwill	1,681	—
Acquired intangibles, net	2,001	907
Other non-current assets	478	304

Total assets	$13,567	$10,331

Liabilities and Stockholders’ Equity

Current liabilities:
Borrowings	$2,332	$545
Accounts payable	1,379	591
Accrued expenses	1,940	1,484
Accrued compensation	1,013	724
Deferred revenue	1,454	1,519

Total current liabilities	8,118	4,863
Long-term notes payable	72	—

Total liabilities	8,190	4,863

Commitments and contingencies (Note 13 )

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 45,000,000 shares authorized, 16,694,330 and 13,761,182 shares issued and outstanding	167	138
Additional paid-in capital	34,808	28,475
Other comprehensive loss	(32)	(41)
Accumulated deficit	(29,566)	(23,104)

Total stockholders’ equity	5,377	5,468

Total liabilities and stockholders’ equity	$13,567	$10,331

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended June 30,
	2005	2004	2003
Revenue
Licenses and hardware	$8,734	$6,387	$7,710
Services	11,227	7,284	6,084

Total revenue	19,961	13,671	13,794

Cost of licenses and hardware revenue	3,276	2,976	2,848
Cost of services revenue	5,673	4,865	4,691

Total cost of revenue	8,949	7,841	7,539

Gross profit	11,012	5,830	6,255

Selling, general and administrative	9,774	9,304	7,861
Research and development	2,694	1,226	347
In process research and development acquired	5,118	1,160	—

Loss from operations	(6,574)	(5,860)	(1,953)

Interest expense	53	32	29
Gain from settlement of debt obligation	228	—	—

Loss before income tax provision	(6,399)	(5,892)	(1,982)
Income tax provision	63	6	—

Net loss	$(6,462)	$(5,898)	$(1,982)

Basic and diluted net loss per share	$(0.44)	$(0.49)	$(0.21)

Shares used in computing net loss per share:

Basic and diluted	14,555	12,068	9,557

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
			Additional	Other
			Paid-In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance, July 1, 2002	9,328	$93	$21,462	$—	$(15,224)	$6,331
Employee stock purchase plan	49	—	37	—	—	37
Stock repurchases	(45)	—	(36)	—	—	(36)
Issuance of Common Stock	475	5	470	—	—	475
Net loss	—	—	—	—	(1,982)	(1,982)

Balance, June 30, 2003	9,807	98	21,933	—	(17,206)	4,825
Exercise of common stock	140	1	191	—	—	192
Employee stock purchase plan	42	1	50	—	—	51
Stock repurchases and warrants	(2)	—	(48)	—	—	(48)
Issuance of warrants to consultant	—	—	164	—	—	164
Foreign currency translation	—	—	—	(41)	—	(41)
i3 Mobile merger	3,774	38	6,185	—	—	6,223
Net loss	—	—	—	—	(5,898)	(5,898)

Balance, June 30, 2004	13,761	138	28,475	(41)	(23,104)	5,468
Exercise of common stock	29	—	33	—	—	33
Employee stock purchase plan	41	—	53	—	—	53
Foreign currency translation	—	—	—	9	—	9
Issuance of warrants to consultant	123	1	(1)	—	—	—
Private financing	1,000	10	2,120	—	—	2,130
2helix transaction	1,740	18	4,128	—	—	4,146
Net loss	—	—	—	—	(6,462)	(6,462)

Balance, June 30, 2005	16,694	$167	$34,808	$(32)	$(29,566)	$5,377

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended June 30,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(6,462)	$(5,898)	$(1,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	732	707	876
Provision for doubtful accounts	126	538	120
Loss on disposal of property and equipment	—	—	22
Gain from settlement of debt obligation	(228)	—	—
In process research and development costs acquired	5,118	1,160	—
Non cash compensation — issuance of stock warrants to consultant	—	164	—

Changes in operating assets and liabilities, net of effects of merger:
Accounts receivable	(545)	41	(1,079)
Inventories, net	51	127	422
Prepaid expenses and other assets	(270)	(294)	(49)
Deferred contract costs	486	(571)	—
Accounts payable	31	(1,582)	(27)
Accrued liabilities	(102)	367	(919)
Deferred revenue	(254)	216	70

Net cash used in operating activities	(1,317)	(5,025)	(2,546)

Cash flows from investing activities:
Proceeds from sale of equipment	—	—	8
Cash acquired in 2helix acquisition	392	—	—
Purchases of property and equipment	(183)	(351)	(122)
Purchases of other non-current assets	(226)	—	—
Contract rights acquired from Intasys	(100)	(2,132)	—

Net cash used in investing activities	(117)	(2,483)	(114)

Cash flows from financing activities:
Net borrowings on line of credit	1,060	112	224
Payment on 2helix notes related to acquisition	(2,076)	—	—
Other notes payable	72	—	—
Proceeds from employee stock purchase plan and exercise of stock options	87	243	37
Net proceeds from private financing transactions	2,131	—	475
Repurchase of common stock	—	(48)	(36)
Net proceeds from common stock issued in i3 Mobile transaction	—	8,553	—

Net cash provided by financing activities	1,274	8,860	700

Net increase (decrease) in cash and cash equivalents	(160)	1,352	(1,960)
Effect of exchange rate change on cash	(38)	(41)	—
Cash and cash equivalents at beginning of year	2,881	1,570	3,530

Cash and cash equivalents at end of year	$2,683	$2,881	$1,570

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$57	$38	$44
Income taxes	$63	$6	$—
The statement of cash flows does not reflect the non-cash items related to the 2helix acquisition for notes payable of $0.7 million and stock issued of $5.5 million during 2005. There were no non-cash items in 2004 and 2003.
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
ACE*COMM Corporation, and its wholly owned subsidiaries, Solutions ACE*COMM Corporation, incorporated in Quebec in 1996, ACE*COMM Solutions UK Limited, incorporated in the United Kingdom in 2003, ACE*COMM Solutions Australia Pty Limited, incorporated in Australia in 2004, i3 Mobile acquired in December 2003 and Double Helix Solutions Limited acquired in March 2005, are referred to in this document collectively as ACE*COMM, unless otherwise noted or the context indicates otherwise. All inter-company transactions have been eliminated.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying financial statements include: management’s forecasts of contract costs and progress toward completion, which are used to determine revenue recognition under the percentage-of-completion method; estimates of allowances for doubtful accounts receivable and inventory obsolescence; impairment of long-lived assets, and tax valuation allowances.
Earnings (Loss) per Share
The basic net earnings (loss) per share presented in the accompanying financial statements is computed using weighted average common shares outstanding. Diluted net earnings per share generally includes the effect, if dilutive, of potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options) were exercised and converted to common stock. Because of the reported net losses, the effect of including potentially dilutive securities is anti-dilutive and therefore they have been excluded. If stock options had been included, shares used in the diluted loss per share calculation would have increased by 307,283 shares.
Revenue Recognition
ACE*COMM derives revenues primarily from contracts with telecommunication carriers and large enterprises for hardware, software license fees, professional services, and maintenance and support fees. These products and services are formalized in a multiple element arrangement involving application of existing software capabilities or modification of the underlying software and implementation services. Our software licenses to end-users generally provide for an initial license fee to use the product in perpetuity. Under certain contracts, ACE*COMM licenses its software to resellers for subsequent modification and resale. Our customers, including resellers, do not possess the right to return or exchange products. Subscription revenue, included in Operational Support Systems revenue, is recognized on a monthly basis based upon the number of telephone subscribers of our customers.

More frequently, we are entering into multiple element arrangements that do not involve significant modification or customization of the related software. In these instances, ACE*COMM recognizes revenue in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” and allocates revenue to each element of the arrangement based on objective evidence of the element’s fair value based on internal price listings developed by ACE*COMM. Revenue for software licenses in these instances is recognized upon delivery (i.e. transfer of title), when a signed agreement exists, the fee is fixed and determinable, and collection of the resulting receivable is probable. Maintenance revenue is recognized ratably over the term of the respective maintenance period.
In situations when our products involve significant modification or customization of software, or when our systems integration and product development are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. Approximately 3% of our revenues in 2005 were calculated under this method. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered as the majority of the hardware is from third parties and the hardware is rarely modified.
Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis. We compare the budgeted level of effort to actual level of effort incurred each month. The estimated level of effort to complete an individual contract is adjusted accordingly. Also, at each month end the cumulative progress is measured and adjusted so that at each month end the cumulative progress on each contract matches the then current view of the percentage completed. If the actual level of effort incurred plus the estimated level of effort to complete exceeds the level of effort consistent with making a profit on a contract, then the loss on the contract would be recognized in the month that the loss becomes evident.
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
Our revenue recognition policy takes into consideration the creditworthiness of the customer in determining the probability of collection as a criterion for revenue recognition. The determination of creditworthiness requires the exercise of judgment, which affects our revenue recognition. If a customer is deemed to be not creditworthy, all revenue under arrangements with that customer is recognized only upon receipt of cash. The creditworthiness of such customers is re-assessed on a regular basis and revenue is deferred until cash is received. In addition, when our contracts contain customer acceptance provisions, management assesses whether uncertainty exists about such acceptance in determining when to record revenue.
Cash and cash equivalents
ACE*COMM considers all investments with an original maturity of three months or less to be cash equivalents. Cash held in foreign bank accounts was $794,000 and $363,000 at June 30, 2005 and 2004, respectively.
Impairment of Long-Lived Assets
ACE*COMM evaluates the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. ACE*COMM did not record an impairment during the years ended June 30, 2005 and 2004.
Inventories
Inventories consist principally of purchased materials to be used in the production of finished goods and are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. We periodically review our inventories against future estimated demand and usage and either write down or reserve against inventory carrying values.
Property and equipment
Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows: equipment and vehicles over five to seven years; computer equipment over three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the improvements’ estimated useful lives or related remaining lease terms. Maintenance and repair costs are charged to current earnings. Long-lived assets held and used by ACE*COMM are reviewed for impairment whenever changes in circumstances indicate the carrying value of an asset may not be recoverable.
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
Foreign Currency
The Company considers the functional currency of its foreign subsidiaries to be the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date and revenue, costs and expenses are translated at average rates of exchange in effect during the relevant period. Translation gains and losses are reported within accumulated other comprehensive loss.

Total other comprehensive income (loss) consists of the following (in thousands):

	Years ended June 30,
	2005	2004	2003
Net loss	$(6,462)	$(5,898)	$(1,982)
Other comprehensive income (loss) — Foreign Currency Translation	9	(41)	—

Total other comprehensive loss	$(6,453)	$(5,939)	$(1,982)

Stock Based Compensation
The Company generally applies Accounting Principles Board (APB) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and related interpretations in accounting for stock options and presents pro forma net income and earnings per share data as if the accounting prescribed by Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock Based Compensation,’’ had been applied. The Company also applies the provisions of FIN 44, “Accounting for Certain Transactions Involving Stock Compensation”, as required when modifications and other provisions cause the application of variable accounting which calls for the periodic measurement of compensation expense based on the difference in the exercise price and the underlying value of the related stock.
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
Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share would have been changed to the following pro forma amounts:

	Year ended June 30,
	(in thousands, except per share amounts)
	2005	2004	2003
Net loss	$(6,462)	$(5,898)	$(1,982)
Add: Total stock-based compensation expense reported in net loss	—	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards*	(1,227)	(755)	(890)

Pro forma net loss	$(7,689)	$(6,653)	$(2,872)

Earnings per share:

Basic and diluted — as reported	$(0.44)	$(0.49)	$(0.21)
Basic and diluted — pro forma	$(0.53)	$(0.55)	$(0.30)
Weighted average shares:
Weighted average common shares outstanding — Basic	14,555	12,068	9,557
Weighted average common shares outstanding — Diluted	14,555	12,068	9,557

*	All awards refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 – awards for which the fair value was required to be measured under Statement 123.
For the purposes of the pro forma amounts shown in Note 2, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model. The weighted-average assumptions included in our fair value calculations are as follows:

	2005	2004	2003
Expected life (years)	3	3	3
Risk-free interest rate	3.1%	2.6—3.2%	2.0%
Expected volatility	109.5%	109.0—119.0%	120.9%
Dividend yield	0%	0%	0%
The weighted average fair value of stock options granted under the stock option plans during the years ended June 30, 2005, 2004 and 2003 was $1.35, $1.74, and $0.41, respectively.
Recently Issued Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151 “Inventory Costs,” an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is currently evaluating the financial statement impact of the adoption of SFAS 151.
In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” Statement. SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply Statement 123(R) in their financial statements in the first quarter of fiscal 2006 (which for ACE*COMM is the quarter ended September 30, 2005). In June 2005, the Company accelerated vesting of all out of the money stock options of 640,343 options at price ranges of $2.08 to $8.50. The Company reported in Note 2, Stock Based Compensation, pro forma compensation expense of $689,000 associated with the accelerated options. Had we not accelerated the vesting of these options, compensation expense of $402,000, $238,000 and $49,000 would have been recorded in the income statement upon the required adoption of SFAS 123(R) for fiscal years 2006, 2007,and 2008, respectively.
NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable consist of the following (in thousands):

	June 30,
	2005	2004
Billed receivables	$4,246	$3,692
Unbilled and other receivables	713	1,089
Allowance for doubtful accounts	(89)	(535)

	$4,870	$4,246

Billed
At June 30, 2005, four international customers comprised $2.2 million or 52% of the total billed receivables and 56% of this balance is current. Two of these customers have balances greater than ninety days which total $964,000 and comprise 71% of the greater than ninety days balance of $1.4 million. International customers have traditionally taken longer to pay than domestic customers.
Unbilled
Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year.
Allowance for doubtful accounts
The Company recorded a provision for doubtful accounts of $126,000, credited the allowance for recoveries of $32,000 and wrote off $604,000 in uncollected accounts during the year ended June 30, 2005. We recorded a provision for doubtful accounts of $538,000, credited the allowance for recoveries of $28,000 and wrote of $249,000 in uncollected accounts during the year ended June 30, 2004.
The decrease in the allowance for doubtful accounts from $535,000 to $89,000 is due to the write off of $524,000 receivables considered uncollectible during fiscal 2005 which were included in the June 30, 2004 reserve. Management continuously assesses the collectibility of accounts receivable and establishes reserves when necessary based on factors considered which include customer creditworthiness and past payment history.
NOTE 4 — INVENTORIES
Inventories consist of the following (in thousands):

	June 30,
	2005	2004
Inventories	$857	$772
Allowance for obsolescence	(325)	(199)

	$532	$573

Provisions for obsolescence were $126,000, $155,000 and $120,000 in 2005, 2004 and 2003, respectively, and are included in cost of revenue. Inventory write-offs during the years ended June 30, 2005, 2004, and 2003 were $0, $150,000 and $120,000, respectively.
NOTE 5 — DEFERRED CONTRACT COSTS
During the first quarter of 2005 we delivered a large order to a customer in Asia under an arrangement with deferred payment terms. We are deferring the recognition of revenue until the due date of the installment payments in accordance with Statement of Position 97-2. Accordingly, we have deferred the related costs associated with the future installment payments ($36,000 at June 30, 2005) and we will recognize revenue and the related costs on the due date of the respective payments. In the event an amount due was deemed to be uncollectible, we would write off the remaining deferred costs.
During the fourth quarter of 2005 we incurred start up costs related to our large Air Force contract and have deferred costs of $49,000 which will be expensed upon recognition of revenue under the percentage of completion method.
During 2004 we delivered a large order to a customer in the Middle East with payment terms that extended beyond one year. We deferred the recognition of revenue until the due date of the installment payments in accordance with Statement of Position 97-2. Accordingly we have deferred the related costs associated with the future installment payments ($0 at June 30, 2005 and $571,000 at June 30, 2004) and we recognized revenue and the related costs on the due date of the payment.
NOTE 6 — PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	June 30,
	2005	2004
Computer equipment	$4,913	$5,424
Lab test equipment	137	137
Office equipment	729	728
Leasehold improvements	560	535
Vehicles	49	21

	6,388	6,845
Less accumulated depreciation	(5,752)	(6,253)

	$636	$592

Depreciation expense for the years ended 2005, 2004 and 2003 was $360,000, $634,000, and $876,000, respectively.
NOTE 7 — BORROWINGS
Lines of Credit
ACE*COMM secured an amended and restated Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (the “Bank”) effective December 1, 2004, thereby replacing the original agreement secured on July 2, 2002. The agreement expires and is subject to renewal on November, 30, 2005. Per the Agreement, ACE*COMM may borrow up to $3.5 million through the Bank’s approved borrowing base of eligible accounts receivables. The $3.5 million line has sub limits of $0.5 million for Letters of Credit and $1.25 million for Export Import Bank usage. The Bank will pay an advance rate of 70% of the eligible accounts receivables under the master line and 70% of the eligible foreign accounts receivables under the Export Import Bank sub limit line. As of June 30, 2005 $0.9 million was available under the line of credit.
The costs of this Agreement include an interest rate equal to the Bank’s prime rate plus two percent per annum charged on the average daily balance of advances outstanding, payable monthly and calculated on a 360-day year basis. In addition we are required to pay certain costs and expenses of the Bank in administering the line. The applicable interest rate on the borrowings as of June 30, 2005 was 8%. The agreement has a quick ratio covenant which must be complied with on an intra-quarterly basis and a minimum tangible net worth covenant which must be complied with on a quarterly basis. The agreement also subjects the Company to non-financial covenants, including restrictions over dividends.
For the months ending April 30, 2005 and May 31, 2005, we were not in compliance with the intra-quarterly quick ratio covenant. The Bank agreed to forbear from exercising its rights and remedies under the existing loan documents via a forbearance agreement dated June 28, 2005. As of June 30, 2005, ACE*COMM was in compliance with the covenants.
ACE*COMM’s obligation under the Agreement are secured by a security interest in all of our assets and intellectual property. Advances made to ACE*COMM are payable in full upon demand in the event of default under the agreement. As of June 30, 2005, there were outstanding borrowings of $1.6 million under this Agreement.

2helix Notes Payable
ACE*COMM has two notes payable related to the acquisition of 2helix. The notes are £200,000 each (approximately $762,000 in total), accrue interest at a rate of 7.5% per annum, mature on September 23, 2005 and are payable in either cash or ACE*COMM stock.
NOTE 8 — RETIREMENT PLANS
ACE*COMM has a 401(k) plan available to employees the first full month after commencement of their employment, provided they are at least 21 years of age. ACE*COMM may make contributions to the plan at its discretion. There were no contributions expensed by ACE*COMM during the years ended June 30, 2005, 2004, and 2003.
ACE*COMM Solutions UK Limited administers a stakeholder pension scheme. All staff who have been with the Company for three months or more are eligible to join. The Company makes a contribution to the scheme on behalf of the employee which is equivalent to 4% of the employee’s gross salary. The total Company contributions were $75,000 and $30,000 for the years ended June 30, 2005 and 2004, respectively.
NOTE 9 — INCOME TAXES
The primary components of our net deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2005	2004
Tax assets:
Allowance for doubtful accounts	$34	$203
Inventories	279	244
Accrued expenses	144	123
Amortization	2,407	447
Stock warrants	—	62
Net operating loss carryforwards	13,392	13,076
Tax credit carryforwards	26	26
Other	3	2

Gross deferred tax assets	16,285	14,183

Tax liabilities:
Income on contracts	(270)	(253)
Depreciation	(88)	(104)

Gross deferred tax liabilities	(358)	(357)

Net deferred tax asset	15,927	13,826
Valuation allowance	(15,927)	(13,826)

Net deferred tax	$—	$—

At June 30, 2005, ACE*COMM had net operating loss carryforwards available to offset future taxable income of approximately $27.4 million federal and $6.2 million in Canada, which will expire from 2010 through 2024. As of June 30, 2005, ACE*COMM also had an alternative minimum tax credit carryforward of approximately $26,000 available to reduce future tax liabilities. These tax credits do not expire.
At June 30, 2004, ACE*COMM had net operating loss carryforwards available to offset future taxable income of approximately $26.1 million federal and $4.5 million in Canada, which will expire from 2010 through 2023. As of June 30, 2004, ACE*COMM also had an alternative minimum tax credit carryforward of approximately $26,000 available to reduce future tax liabilities. These tax credits do not expire.
Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Based on historical net operating losses and no assurance that ACE*COMM will generate any earnings or any specific level of earnings in future years, ACE*COMM established a valuation allowance on the net deferred assets at June 30, 2005 and 2004. Approximately $5.4 million of the valuation allowance as of June 30, 2005 and as of June 30, 2004, resulted from the tax benefit of non-qualified stock options that is included within the deferred tax benefit related to net operating loss carryforwards. If the related valuation allowance is released, this portion of the tax benefit will be credited directly to equity.
ACE*COMM paid income taxes of $63,000, $6,000 and $0 during 2005, 2004, 2003, respectively.
The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision recorded for each year are as follows (in thousands):

	Years ended June 30,
	2005	2004	2003
Income tax benefit at statutory rate	$(2,197)	$(2,005)	$(674)
State income taxes net of Federal benefit	(236)	(233)	(78)
Nondeductible expenses	56	28	30
Foreign taxes paid	1	5	—
Other	43	—	—
Valuation allowance	2,396	2,211	722

Actual (benefit) provision	$63	$6	$—

NOTE 10 — STOCKHOLDERS’ EQUITY
Employee Stock Purchase Plan
In 1999, ACE*COMM adopted an Employee Stock Purchase Plan (the “Plan”) to provide a method whereby all employees have an opportunity to acquire a proprietary interest in ACE*COMM through the purchase of shares of common stock. The Plan is implemented through common stock offerings in consecutive offering periods, each constituting a calendar quarter. The option price of the common stock, purchased with payroll deductions made during an offering period, is the lower of 85% of the closing price of the common stock on the first eligible trading day of an offering period or 85% of the closing price of the common stock on the last eligible trading day of an offering period. The maximum number of shares of common stock, which may be issued under the Plan, is 480,000 shares. We issued 40,741, 42,048, and 49,268, shares of common stock under the plan in 2005, 2004, and 2003, respectively.
Stock Repurchases
During fiscal 2005, there were no stock repurchases. During fiscal 2004, we repurchased 20,000 shares of common stock from a former executive officer at $2.40 per share. During fiscal 2003, we repurchased 44,872 shares of common stock at an average share price of $0.82. The stock repurchase program expired on September 11, 2002.
Issuance of Common Stock
During fiscal year 2005, we issued 122,761 shares of common stock from the exercise of stock warrants, 29,352 shares of common stock through the exercise of common stock options issued under the Omnibus Stock Plan, 1,740,294 shares in conjunction with the acquisition of 2helix and 1,000,000 shares from a private placement at $2.50 per unit. During fiscal year 2004, we issued 17,383 shares of common stock from the exercise of stock warrants, 139,905 shares of common stock through the exercise of common stock options issued under the Omnibus Stock Plan and 3,774,406 shares in conjunction with the merger of i3 Mobile, Inc.

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
During the past several years the Company has initiated numerous cost reduction measures which have affected our employees, including their compensation. To promote employee retention, we accelerated 640,343 previously unvested employee stock options effective in June 2005. While such options were “out of the money,” management believes the acceleration will provide flexibility and therefore possible value to these employees in the future. Under current accounting guidance, no compensation expense was recorded in our financial statements. However, we reported in Note 2, Stock Based Compensation, pro forma compensation expense of $689,000 associated with the accelerated options. Had we not accelerated the vesting of these options, compensation expense of $402,000, $238,000 and $49,000 would have been recorded in the income statement upon the required adoption of SFAS 123(R) for fiscal years 2006, 2007,and 2008, respectively. An additional 241,154 employee stock options were not accelerated as of fiscal year end, of which 188,333 were held by executive officers of the Company.
Vested options and phantom stock options become exercisable immediately upon vesting or within three years from the date of grant. There were outstanding phantom stock options totaling 6,800, as of June 30, 2005, 2004 and 2003, and no restricted stock or stock appreciation rights had been granted. Compensation cost associated with the phantom stock options was immaterial.
2000 Stock Option Plan for Directors (“Directors’ Plan”)
The Shareholder-approved Directors’ Plan provides for ACE*COMM to grant nonqualified stock options to non-employee members of our Board of Directors. The exercise price of each option granted under the Directors’ Plan is limited to a minimum of the fair market value of our Common Stock on the date of grant.
Options granted starting November 2000 vest 3,000 shares each year (4,000 shares in the case of the Chairman of the Audit Committee) from the date of grant. Options become exercisable immediately upon vesting. Options granted under the Directors’ Plan generally expire five years from the date of grant. In December 2004, the Board approved an amendment to the Directors’ Plan, subject to approval of the stockholders at the 2005 Annual Meeting, that would permit discretionary grants to outside directors, from time-to-time. If the amendment is approved by the stockholders, each outside director will receive a discretionary grant of 10,000 option shares (13,000 shares in the case of the Chairman of the Audit Committee), such grant being effective as of December 3, 2004 (the date the grant was approved by the Board), with the shares vesting one-third per year after the date of grant.

Information relating to all the plans is summarized as follows:

	Omnibus Plan		Directors’ Plan		i3 Mobile
		Weighted		Weighted		Weighted
	Number	Avg.	Number	Avg.	Number	Avg.
	of	Share	of	Share	of	Share
	Shares	Price	Shares	Price	Shares	Price
Outstanding Options at June 30, 2002	1,543,579	$3.21	84,000	$7.46	—	$—

Granted	281,000	0.86	—		—	—
Exercised	—	—	—	—	—	—
Expired	(300,485)	2.29	(9,000)	17.50	—	—

Outstanding Options at June 30, 2003	1,524,094	2.96	75,000	6.25	—	—

Granted	471,000	2.60	27,000	2.72	—	—
Exercised	(139,905)	1.37	—	—	80,997	24.76
Expired	(146,289)	4.27	(12,000)	4.61	(25,007)	5.60

Outstanding Options at June 30, 2004	1,708,900	2.88	90,000	5.41	55,990	33.32

Granted	397,000	1.99	21,000	2.08	—	—
Exercised	(29,352)	1.12	—	—		—
Expired	(57,755)	2.78	(33,000)	9.75

Outstanding Options at June 30, 2005	2,018,793	2.73	78,000	2.68	55,990	33.32

Options exercisable at June 30, 2003	803,265	$3.64	62,000	$7.01	—	$—

June 30, 2004	825,036	$3.40	60,000	$6.83	55,990	$33.32

June 30, 2005	1,777,639	$2.92	39,000	$2.98	55,990	$33.32

Options available for granting	292,006		122,000		—

The following table summarizes information about stock options outstanding at June 30, 2005:

Options Outstanding				Options Exercisable
		Weighted-
		Average
	Number	Remaining	Weighted-	Number	Weighted-
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	at June 30, 2005	Life (yrs)	Exercise Price	at June 30, 2005	Exercise Price
$0.00 - $2.00	894,030	6.6	$1.43	652,876	$1.45
$2.01 - $4.00	897,009	7.8	2.63	858,009	2.64
$4.01 - $6.00	71,526	2.5	5.00	71,526	5.00
$6.01 - $8.00	208,470	3.5	6.51	208,470	6.51
$8.01 - $10.00	2,500	4.6	8.50	2,500	8.50
$10.01 - $15.00	46,706	3.1	12.04	46,706	12.04
$15.01 - $100.00	32,542	5.8	50.81	32,542	50.81

	2,152,783			1,872,629

At June 30, 2005, there were no warrants outstanding.

Financial Accounting Standards No. 123
ACE*COMM measures compensation expense for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. ACE*COMM recorded no compensation cost associated with stock options in 2005, 2004, and 2003.
NOTE 11 — MERGERS AND ACQUISITIONS
Fiscal 2005
Double Helix Solutions Limited
On March 24, 2005, we completed the acquisition of Double Helix Solutions Limited, a company based in London that operates under the name 2helix, a provider of network asset assurance, revenue optimization, and business intelligence solutions to Tier 1 carriers, primarily in Europe. This acquisition was accounted for as a purchase and as such, our June 30, 2005 financial statements reflect the acquisition from March 24, 2005 forward.
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
In accordance with FAS 141, the Company allocated the 2helix purchase price of $8.3 million and costs incurred of $0.8 million for a total purchase price of $9.1 million as follows (in thousands):

In process research and development	$5,118
Contract rights and related technology	1,322
Note receivable from 2helix	1,015
Goodwill	1,681

$9,136

Contract rights and technology will be amortized over thirty-six months.
As part of the acquisition of 2helix, ACE*COMM acquired three software tools (Network Inspector, Network Visualization and Discrepancy Inspector) that were in the process of being developed into new products.
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
On the date of the purchase the projects were approximately 50% completed and as of June 30, 2005 development was progressing on schedule. At the time of valuation the cost to complete the projects was $950,000 and the projects are projected to be completed by March 31, 2006.
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
To value the in process research and development (IPR&D) we applied the Fair Value standard and calculated the value by discounting the estimated cash flow streams that would be generated. This analysis involved several key assumptions to calculate the estimated fair value of IPR&D. The key assumptions were:
Timing of Cash Flows and Profits — The timing of cash flows and profit margins are based on management’s detailed forecast of its IPR&D projects for fiscal year (June 30 year end) 2006 through 2011. We forecasted cost of sales of 55% and general and administrative costs of 20% consistent with 2helix’s other operations. Additionally, an income tax rate of 35% was applied.
Contributory Charges — Contributory charges for working capital, fixed assets, and assembled workforce were taken into account. Historical balances were used to estimate the contributory balances, when available.
Discount Rate — The discount rate is specific to the intangible assets that are being valued, and are effectively based on the risk profile of the acquired company. A weighted average cost of capital was used for discounted cash flow calculations that were based on free cash flow to invested capital economic earnings streams. We considered the cost of debt, the risk-free rate, the equity risk premium and the size risk premium in establishing the weighted average cost of capital. A discount rate of 21% was used in the IPR&D calculation.
Fiscal 2004
Intasys
On February 12, 2004, ACE*COMM completed its previously announced purchase of certain operations support systems solutions assets of Intasys from Mamma.com, Inc. This was accounted for as a purchase and the accompanying financial statements include the results of operations from the purchase date forward. We paid cash of $2.0 million for the purchase of the intellectual property (including in process research and development), customers, fixed assets and transaction related expenses. There was an additional $250,000 of consideration to be paid based upon certain earn out provisions of the asset purchase agreement. At March 31, 2005, $100,000 was earned and paid. The remaining $150,000 was not earned since the earn-out provisions were not met.
In accordance with FAS 141, the Company allocated the purchase price of the Intasys assets based on an economic valuation of the purchased assets as follows (in thousands):

In process research and development	$1,160
Contract rights and related technology	972
Property and equipment	130

$2,262

The $1.2 million associated with the purchase of in process research and development was recorded as a charge in the third quarter of 2004. Contract rights and technology will be amortized over sixty months. Through June 30, 2005, amortization expense totaled $230,000.

The tax benefits associated with the future tax deductions associated with this acquisition have been fully reserved due to doubt as to whether they will be realized. Upon release of the valuation allowance associated with these tax benefits in the future, the related tax benefit will be applied first against recorded intangible assets.
As part of the asset purchase of Intasys, ACE*COMM acquired software (JBill Global) that was in the process of being developed into a new product. JBill is a billing and customer care solution for certain network operator and service provider markets which we valued at $1,160,251. On the date of the asset purchase the project was approximately 65% complete. At the time of valuation the cost to complete the development was estimated at $400,000 and this specific project was scheduled to be completed by the end of calendar 2004. The project was completed in early 2005 and at slightly higher costs than originally projected.
To value the IPR&D we applied the Fair Value standard and calculated the value by discounting the estimated cash flow streams that would be generated using the same method as applied to the calculation described in the 2helix IPR&D calculation described above.
i3 Mobile
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
During the second quarter of fiscal year 2005, we negotiated a settlement with a former i3 Mobile vendor. The settlement resulted in a reduction of a liability by $228,000 which the Company recorded as a reduction of current liabilities and a gain which comprises other income. The remaining balance of $163,000 is being paid over a twelve month period.

NOTE 12 — EARNINGS PER SHARE (in thousands, except per share amounts)
The following is a reconciliation of the numerators and denominators of basic net (loss) income per common share (“Basic EPS”) and diluted net (loss) income per common share (“Diluted EPS”):

	Years ended June 30,
	2005	2004	2003
Basic EPS:
(Loss) income (numerator):
Net (loss) income available to common shareholders	$(6,462)	$(5,898)	$(1,982)

Shares (denominator):
Weighted average common shares	14,555	12,068	9,557

Basic EPS	$(0.44)	$(0.49)	$(0.21)

Diluted EPS:
(Loss) income (numerator):
Net (loss) income available to common stockholders	$(6,462)	$(5,898)	$(1,982)

Shares (denominator):
Weighted average common shares	14,555	12,068	9,557
Stock options*	—	—	—

Total weighted shares and equivalents	14,555	12,068	9,557

Diluted EPS	$(0.44)	$(0.49)	$(0.21)

*	Due to the loss incurred during the years ended June 30, 2005, 2004, and 2003 zero incremental shares related to stock options are included in the calculation of Diluted EPS because the effect would be anti-dilutive. The total number of potentially dilutive shares not included in the EPS calculation at June 30, 2005 due to anti-dilution was 307,283.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
ACE*COMM has a $124,000 letter of credit arrangement with the Bank which guarantees ACE*COMM’s performance to its landlord. The letter of credit is secured by the Loan and Security Agreement with the Bank; the requirement decreases annually each November through November 2007 to the amount of $92,000.
ACE*COMM leases office space under non-cancelable operating leases. Lease terms range from ten months to five years and include renewal options for additional periods. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Additionally, ACE*COMM leases equipment under operating leases that, in the aggregate, are not significant.
We are committed for the payment of minimum rentals under operating lease agreements through the year 2010 in the following amounts (in thousands):

Year ending June 30,	Amount
2006	$1,207
2007	778
2008	770
2009	389
2010	74

$3,218

The total rental expense under operating leases was $953,000, $796,000, and $629,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

NOTE 14 — SEGMENT INFORMATION AND BUSINESS CONCENTRATION
The Company is managed as one segment and results are measured based on revenue type and not business unit. However, we do not measure operating profit by revenue source. The following table reflects revenues by type and geographic area (in thousands):

	2005	2004	2003
Revenue by Type
Enterprise	$6,656	$4,187	$6,500
Network Service Provider (NSP)	7,554	7,092	7,271
Operations Support Systems (OSS)	5,732	2,358	—
IT and Other	19	34	23

Total Revenue	$19,961	$13,671	$13,794

Revenue by Location
U.S.	$6,241	$5,572	$6,049
Canada and Mexico	734	501	947
Asia	3,049	1,392	2,280
Europe	7,418	3,217	3,098
South America	38	118	425
Africa and Middle East	2,481	2,871	995

Total revenue	$19,961	$13,671	$13,794

We purchased the OSS assets of Intasys in February 2004. Accordingly, the results of Intasys’s OSS revenues are included in our results of operations for the year ended June 30, 2005. Periods prior to March 31, 2004 do not include the revenue of Intasys. We purchased 2helix in March 2005. Accordingly, the results of 2helix revenues are included in our results of operations beginning in March 2005. Previous periods do not include the revenue of 2helix.
During the years ended June 30, 2005 and 2004, one customer comprised 11% and 8% of total revenue, respectively. Another customer comprised 10%, 6% and 10%, respectively, of ACE*COMM’s total revenues during the years ended June 30, 2005, 2004, and 2003. Total revenues earned outside of the US represents 69% of total revenue earned for the year ended June 30, 2005.
Five customers represented approximately 59% of ACE*COMM’s gross accounts receivable balances as of June 30, 2005. One customer accounted for 21% of the gross accounts receivable balance at June 30, 2005. To reduce credit risk, ACE*COMM conducts ongoing credit evaluations of its customers and, based upon the results of those evaluations, requires letters of credit or other pre-payment arrangements. ACE*COMM maintains accounts receivable allowances to provide for potential credit losses.

Operations in various geographical areas are summarized as follows (in thousands):

		June 30,
	2005	2004	2003
North America:
Total revenue	$14,353	$11,363	$13,794
Identifiable assets	$10,733	$8,256	$8,244
United Kingdom:
Total Revenue	$4,694	$1,724	$—
Identifiable assets	$2,283	$1,493	$—
Australia:
Total revenue	$914	$584	$—
Identifiable assets	$515	$582	$—
NOTE 15: SELECTED QUARTERLY FINANCIAL DATA
The following table presents certain unaudited statement of operations data for each quarter of 2005 and 2004. This data has been derived from our unaudited financial statements and has been prepared on the same basis as our audited financial statements, which appear in this Annual Report on Form 10-K. In the opinion of our management, this data includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such data. Such quarterly results are not necessarily indicative of future results of operations. This information is qualified by reference to, and should be read in conjunction with, our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal Three Months Ended
	2005				2004
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2005	2005	2004	2004	2004	2004	2003	2003
	(in thousands except per share data)
Statement of Operations Data:
Revenue	$6,765	$3,760	$4,778	$4,661	$3,951	$4,842	$2,414	$2,464
Gross profit	3,926	1,764	2,806	2,516	1,502	2,707	696	925
Net income (loss)	337	(6,592)	176	(383)	(2,002)	(1,399)	(1,517)	(980)

Net income (loss) per share:
Basic	$0.02	$(0.47)	$0.01	$(0.03)	$(0.15)	$(0.10)	$(0.14)	$(0.10)

Diluted	$0.02	$(0.47)	$0.01	$(0.03)	$(0.15)	$(0.10)	$(0.14)	$(0.10)

We increased the inventory allowance for obsolescence by $126,000 during the fourth quarter of 2005.
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
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (in thousands):

			Recoveries
	Beginning	Charged to	of Prior		Ending
Description	Balance	Expenses	Write-offs	Write-offs	Balance
Year ended June 30, 2005:
Allowance for doubtful accounts	$535	$126	$32	$604	$89
Reserve for obsolete inventory	$199	$126	$—	$—	$325

Year ended June 30, 2004:
Allowance for doubtful accounts	$218	$538	$28	$249	$535
Reserve for obsolete inventory	$194	$155	$—	$150	$199

Year ended June 30, 2003:
Allowance for doubtful accounts	$605	$120	$13	$521	$217
Reserve for obsolete inventory	$194	$120	$—	$120	$194