Form 10-K/A
period 2005-06-30
ACE COMM CORP
filed 2005-09-28
CIK 1017526

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

Explanatory Note
This Amendment to the Annual Report on Form 10-K for ACE*COMM Corporation for the fiscal year ended June 30, 2005, originally filed with the Securities and Exchange Commission (“SEC”) on August 31, 2005, is being filed in light of comments received from the SEC with respect to Note 10 (Stockholders’ Equity) to ACE*COMM’s consolidated financial statements. The Company is amending Note 2 to clarify its statement regarding vendor specific objective evidence associated with revenue recognition and amending Note 10 to correct an erroneous statement regarding warrants outstanding on June 30, 2005, which was inconsistent with the correct information disclosed on page 25 of the Annual Report. Other than these corrections to Notes 2 and 10, the Company is not amending its financial statements.

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
George T. Jimenez
Chief Executive Officer Date: September 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/George T. Jimenez (George T. Jimenez)	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 28, 2005

/s/Steven R. Delmar (Steven R. Delmar)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2005

/s/Paul G. Casner, Jr. (Paul G. Casner, Jr.)	Director	September 28, 2005

/s/Gilbert A. Wetzel) (Gilbert A. Wetzel)	Director	September 28, 2005

/s/Harry M. Linowes (Harry M. Linowes)	Director	September 28, 2005

/s/Matthew J. Stover (Matthew J. Stover)	Director	September 28, 2005

/s/J. William Grimes (J. William Grimes)	Director	September 28, 2005

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
Issuance of Warrants
On March 31, 2005, we completed a private placement of 1,000,000 units. Each unit sold in the private placement consisted of one share of ACE*COMM’s common stock and a warrant to acquire 0.50 shares of ACE*COMM common stock at an exercise price of $3.53 per share. Together with each unit we granted an additional investment right to acquire one share of ACE*COMM common stock at an exercise price of $2.50 per share and a warrant to acquire 0.50 shares of ACE*COMM common stock at an exercise price of $3.53 per share.

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