Form 10-Q
period 2005-09-30
ACE COMM CORP
filed 2005-11-14
CIK 1017526

As filed with the Securities and Exchange Commission on November 14, 2005
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Yes ☐ No ☑
The number of shares of Common Stock outstanding as of November 9, 2005 was 17,415,329.

ACE*COMM CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
ACE*COMM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	September 30,	June 30,
	2005	2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,885	$2,683
Accounts receivable, net	6,001	4,870
Inventories, net	792	532
Deferred contract costs	28	85
Prepaid expenses and other	806	601

Total current assets	9,512	8,771
Property and equipment, net	591	636
Goodwill	1,681	1,681
Acquired intangibles, net	1,837	2,001
Other non-current assets	1,076	478

Total assets	$14,697	$13,567

Liabilities and Stockholders’ Equity

Current liabilities:
Borrowings	$3,180	$2,332
Accounts payable	1,218	1,379
Accrued expenses	2,037	1,940
Accrued compensation	782	1,013
Deferred revenue	1,169	1,454

Total current liabilities	8,386	8,118
Long-term notes payable	35	72

Total liabilities	8,421	8,190

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 45,000,000 shares authorized, 17,033,347 and 16,694,330 shares issued and outstanding	170	167
Additional paid-in capital	35,641	34,808
Other accumulated comprehensive loss	(68)	(32)
Accumulated deficit	(29,467)	(29,566)

Total stockholders’ equity	6,276	5,377

Total liabilities and stockholders’ equity	$14,697	$13,567

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the three months ended
	September 30,
	2005	2004
	(unaudited)	(unaudited)
Revenue
Licenses and hardware	$3,455	$2,269
Services	3,230	2,392

Total revenue	6,685	4,661
Cost of licenses and hardware revenue	1,070	900
Cost of services revenue	1,612	1,245

Total cost of revenue	2,682	2,145

Gross profit	4,003	2,516
Selling, general and administrative	2,817	2,341
Research and development	1,037	545
Income (loss) from operations	149	(370)
Net interest expense	51	—

Income (loss) before income tax provision	98	(370)
Income tax (benefit) provision	(1)	13

Net income (loss)	$99	$(383)

Basic net income (loss) per share	$0.01	$(0.03)

Diluted net income (loss) per share	$0.01	$(0.03)

Shares used in computing net income (loss) per share:
Basic	16,741	13,768

Diluted	17,160	13,768

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended
	September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$99	$(383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	324	155
Provision for doubtful accounts	43	54
Stock option compensation expense	22	—
Changes in operating assets and liabilities:
Accounts receivable	(1,174)	(13)
Inventories, net	120	14
Prepaid expenses and other assets	(205)	(357)
Deferred contract costs	57	128
Accounts payable	(161)	(50)
Accrued liabilities	(134)	101
Deferred revenue	(285)	(382)

Net cash used in operating activities	(1,294)	(733)

Cash flows from investing activities:
Purchases of property and equipment	(79)	(86)
Purchases of other non-current assets	(224)	—

Net cash used in investing activities	(303)	(86)

Cash flows from financing activities:
Net borrowings on line of credit	865	527
Other notes payable	(54)	—
Proceeds from employee stock purchase plan and exercise of stock options	24	14

Net cash provided by financing activities	835	541

Net decrease in cash and cash equivalents	(762)	(278)
Effect of exchange rate change on cash	(36)	—
Cash and cash equivalents at beginning of period	2,683	2,881

Cash and cash equivalents at end of period	$1,885	$2,603

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$44	$3
Income taxes	$1	$13
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with software purchase	$791	$—
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by ACE*COMM Corporation and its consolidated subsidiaries (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. Accordingly, certain information and footnotes required by US GAAP for complete financial statements of the type included in the Annual Report on Form 10-K are not required to be included in and have been omitted from this report. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.
Use of estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying financial statements include: management’s forecasts of contract costs and progress toward completion, which are used to determine revenue recognition under the percentage-of-completion method; estimates of allowances for doubtful accounts receivable and inventory obsolescence; impairment of long-lived assets; and tax valuation allowances.
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
In situations when our products involve significant modification or customization of software, or when our systems integration and product development are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. Approximately 11% of our revenues for the three months ended September 30, 2005 were calculated under this method. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered as the majority of the hardware is from third parties and the hardware is rarely modified.
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
Cash and cash equivalents
ACE*COMM considers all investments with an original maturity of three months or less to be cash equivalents. Cash held in foreign bank accounts was $618,000 and $620,000 at September 30, 2005 and 2004, respectively.
Impairment of Long-Lived Assets
ACE*COMM evaluates the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. ACE*COMM did not record an impairment during the three months ended September 30, 2005 and 2004.

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
Foreign Currency
The Company considers the functional currency of its foreign subsidiaries to be the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date and revenue, costs and expenses are translated at average rates of exchange in effect during the relevant period. Translation gains and losses are reported within accumulated other comprehensive income (loss).
Total comprehensive income (loss) consists of the following (in thousands):

	For the three months ended
	September 30,
	2005	2004
Net income (loss)	$99	$(383)
Other comprehensive income (loss) - Foreign Currency Translation	(36)	2

Total comprehensive income (loss)	$63	$(381)

Share Based Payments
In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” Statement. SFAS 123(R) provides investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued.
Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees which was applied by the Company through June 30, 2005. That Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.
The Company has applied Statement 123(R) in their financial statements in the first quarter of fiscal 2006 using the modified-prospective-transition (MRT) method. Under this method, the Company’s prior periods do not reflect any restated amounts. The Company recognized $22,000 of compensation expense during the three months ended September 30, 2005 as a result of the adoption of Statement 123(R). If Statement 123(R) had not been adopted, basic and diluted net income per share would have remained at $.01 per share. We will recognize expense of $71 thousand in fiscal 2006, $53 thousand in fiscal 2007, $11 thousand in fiscal 2008 and $1 thousand in 2009 associated with unvested awards not yet recognized.
During the past several years the Company has initiated numerous cost reduction measures which have affected our employees, including their compensation. To promote employee retention, in June 2005, we accelerated vesting of all out of the money stock options of 640,343 options at price ranges of $2.08 to $8.50. The Company reported in Note 2, Stock Based Compensation, pro forma compensation expense of $689,000 associated with the accelerated options. Had we not accelerated the vesting of these options, compensation expense of $402,000, $238,000 and $49,000 would have been recorded in the income statement upon the required adoption of SFAS 123(R) for fiscal years 2006, 2007 and 2008, respectively.
Through June 30, 2005, the Company generally applied Accounting Principles Board (APB) Opinion No. 25, ‘‘Accounting for

Stock Issued to Employees,’’ and related interpretations in accounting for stock options and presents pro forma net income and earnings per share data as if the accounting prescribed by Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock Based Compensation,’’ had been applied. The Company also applies the provisions of FIN 44, “Accounting for Certain Transactions Involving Stock Compensation”, as required when modifications and other provisions cause the application of variable accounting which calls for the periodic measurement of compensation expense based on the difference in the exercise price and the underlying value of the related stock and the guidance in Emerging Issues Task Force bulletin 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”
Transactions for which non-employees are issued equity instruments for goods or services received are recorded by the Company based upon the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more readily measured. During September 2005, we issued 325,625 shares of common stock for a non-exclusive perpetual software license to be utilized to enhance our flexible mediation product and rating capabilities. The license is valued at $1.1 million. This is based on stock issued of $791 thousand, $300 thousand paid in cash and $50,000 to be paid in one year. The stock value is based on the weighted average for the two days prior and two days subsequent to the measurement date of August 17, 2005 which is the date we formally received the source code. The cost of the license will be amortized over 36 months beginning in October 2005.
For the purposes of the pro forma amounts shown , the fair value of each option grant is estimated on the date of grant using the Black-Scholes model. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net (loss) income and basic and diluted net (loss) income per common share would have been changed to pro forma amounts in the following table for the three months ended September 30, 2004. The Company adopted SFAS No. 123(R) effective July 1, 2005 and accordingly has included compensation expense in results of operations; therefore, pro-forma information is only presented for the three months ended September 30, 2004.
The assumptions included in the fair value calculations for the current quarter ended September 30, 2004 are expected life of 3 years, interest rate of 2.8%, expected volatility of 108% and dividend yield of 0%.

For the three
months ended
September 30,
(in thousands except
per share amounts)
2004
(Unaudited)
Net loss	$(383)
Add: Total stock-based compensation expense reported in net loss	—

Deduct: Total stock-based compensation expense determined under fair value based method for all awards*	(238)

Pro forma net loss	$(621)

Earnings per share basic and diluted:

As reported	$(0.03)
Pro forma	$(0.05)

Weighted average common shares outstanding:
Basic	13,768
Diluted	13,768

*	All awards refers to awards granted, modified or settled in fiscal periods beginning after December 15, 1994 – awards for which the fair value was required to be measured under Statement 123.

Recently Issued Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151 “Inventory Costs,” an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is currently evaluating the financial statement impact of the adoption of SFAS 151. The Company adopted SFAS No. 151 effective July 1, 2005 and this did not impact the financial results for the three months ended September 30, 2005.
NOTE 3 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following (in thousands):

	September 30,	June 30,
	2005	2005
Billed receivables	$4,596	$4,246
Unbilled and other receivables	1,523	713
Allowance for doubtful accounts	(118)	(89)

	$6,001	$4,870

Billed
At September 30, 2005, five international customers comprised $2.6 million or 57% of the total billed receivables and 57% of this balance is current. Two of these customers have balances greater than ninety days which total $1.1 million and comprise 65% of the greater than ninety days balance of $1.8 million. As of November 14, 2005 the Company had collected $1.0 million of this amount. Management believes the remaining uncollected amounts will be collected. International customers have traditionally taken longer to pay than domestic customers.
Unbilled
Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year.
Allowance for doubtful accounts
The Company recorded a provision for doubtful accounts of $43 thousand and wrote off $14 thousand in uncollected accounts during the quarter ended September 30, 2005. We recorded a provision for doubtful accounts of $54 thousand and credited the allowance for recoveries of $6 thousand during the quarter ended September 30, 2004.
Management continuously assesses the collectibility of accounts receivable and establishes reserves when necessary based on factors considered which include customer creditworthiness and past payment history.
NOTE 4 – INVENTORY
Inventory consists of the following (in thousands):

	September 30,	June 30,
	2005	2005
Inventory	$1,117	$857
Allowance for obsolescence	(325)	(325)

	$792	$532

Inventory write-offs during the three months ended September 30, 2005 and 2004 were $0. In September 2005, we purchased a non-exclusive perpetual software license valued at $1.1 million. The cost of the license will be amortized over 36 months beginning in October 2005. The current portion of the license of $380 thousand is included in inventory and the balance of the license is included in other assets.
NOTE 5 – DEFERRED CONTRACT COSTS
During the first quarter of fiscal 2005 we delivered a large order to a customer in Asia under an arrangement with deferred payment terms. We are deferring the recognition of revenue until the due date of the installment payments in accordance with Statement of Position 97-2. Accordingly, we deferred the related costs associated with the future installment payments of $20,000 and $61,000 at September 30, 2005 and 2004, respectively. We will recognize revenue and the related costs on the due date of the respective payments. In the event that a related amount of revenue was deemed to be uncollectible, we would write off the remaining deferred costs.
During 2004 we delivered a large order to a customer in the Middle East with payment terms that extended beyond one year. We deferred the recognition of revenue until the due date of the installment payments in accordance with Statement of Position 97-2. Accordingly we deferred the related costs associated with the future installment payments of $0 and $382,000 at September 30, 2005 and 2004, respectively, and we recognized revenue and the related costs on the due date of the payment. As of September 30, 2005, we have recognized all of the revenue and collected all of the installments related to this contract.
NOTE 6 – STOCKHOLDERS’ EQUITY
During the three months ended September 30, 2005, the Company issued 7,158 shares of common stock under the Employee Stock Purchase Plan.
Other accumulated comprehensive loss comprises foreign currency translation charges associated with operations in the United Kingdom, Australia and Canada.
During September 2005, we issued 325,625 shares of common stock for a non-exclusive perpetual software license to be utilized to enhance our flexible mediation product and rating capabilities. The license is valued at $1.1 million. This is based on stock issued of $791 thousand, $300 thousand paid in cash and $50,000 to be paid in one year. The stock value is based on the weighted average for the two days prior and two days subsequent to the measurement date of August 17, 2005, which is the date we formally received the source code. The cost of the license will be amortized over 36 months beginning in October 2005, which is the date sales efforts began.
NOTE 7 – MERGERS AND ACQUISITIONS
Fiscal 2005
Double Helix Solutions Limited
On March 24, 2005, we completed the acquisition of Double Helix Solutions Limited, a company based in London that operates under the name 2helix, a provider of network asset assurance, revenue optimization, and business intelligence solutions to Tier 1 carriers, primarily in Europe. This acquisition was accounted for as a purchase and our financial statements include the results of operations from the purchase date forward.
The total purchase price for the acquisition was £4.4 million, or approximately $8.3 million, plus additional consideration under an earn-out equal to the excess of 2helix revenues during the next 12 months over £3.5 million. The purchase price consisted of 1,740,294 shares of ACE*COMM common stock valued at a per share price of $3.1648, the 10 day volume weighted average price of ACE*COMM common stock, and notes with a six month maturity in the aggregate principal amount of approximately $2.8 million. On April 8, 2005, $2.1 million of the notes were paid. On October 28, 2005, 618,084 shares of the stock was placed in escrow to support a two year earn-out, the remaining notes and accrued interest of $745 thousand were reduced to $373 thousand and the maturity dates were extended to September 30, 2006.
On October 28, 2005 the Company and the former owners of 2helix entered into a Deed of Variation and settlement amendment relating to the sale and purchase of the entire issued share capital of Double Helix Solutions Limited. Under the terms of the agreement, 500,000 shares of ACE*COMM stock issued in the original transaction have been returned to the Company and one half of the £400,000 note will be cancelled in exchange for a new earn-out of 618,084 ACE*COMM shares with a graduated payment schedule based upon the revenues generated from the sales of Network Business Intelligence products and services over the next two fiscal years ending on June 30, 2007.
The original purchase price of approximately $8.3 million plus costs incurred of $800 thousand for a total purchase price of $9.1 million has been reduced by approximately $1.9 million. The decrease includes 500,000 shares returned valued at $1.5 million based on the average stock price two days before and after the transaction, the reduction in notes payable of $357 thousand offset by costs incurred of approximately $160 thousand plus accumulated amortization expense of $220 thousand for a revised purchase price of $7.2 million.
The new earn-out will be based upon a revenue target of Network Business Intelligence of $11.0 million and will be paid on a graduated scale starting at 75% achievement of the revenue target and for achievement above 100% an additional 30,904 shares are earned for each 5% increase in revenues. At 100% of the revenue target, the 618,084 shares that will be held in escrow will be earned and released.
In accordance with FAS 141, the Company allocated the 2helix purchase price of $8.3 million and costs incurred of $0.8 million, for a total purchase price of $9.1 million, as follows (in thousands) and the revised allocation reflects the October 2005 changes associated with the deed of variation:

	Original	Revised
	Allocation	Allocation
In process research and development	$5,118	$5,118
Contract rights and related technology	1,322	512
Note receivable from 2helix	1,015	1,015
Goodwill	1,681	522

	$9,136	$7,167

Contract rights and technology will be amortized over thirty-six months.
The effects of the amendment will be recorded in our financial statements during the second quarter of fiscal 2006. The following unaudited pro forma condensed consolidated balance sheet has been prepared to reflect the financial effects of the amendment of the acquisition agreement of 2helix. The unaudited pro forma condensed consolidated balance sheet for the period ended September 30, 2005 combines the unaudited balance sheet for ACE*COMM as of September 30, 2005 and the changes for 2helix as if the amendment terms had been effective on September 30, 2005.
The unaudited pro forma condensed consolidated balance sheet presented is based on currently available information and upon certain assumptions that ACE*COMM believes are reasonable. The adjustments included in the unaudited pro forma consolidated balance sheet represents ACE*COMM’s preliminary determination of these adjustments based upon available information. There can be no assurance that the actual adjustments will not differ significantly from the pro forma adjustments reflected in the pro forma financial information.
The unaudited pro forma condensed consolidated financial statements should be read in conjunction with ACE*COMM’s historical financial statements, together with the related notes thereto, included in ACE*COMM’s annual report on Form 10-K for the year ended June 30, 2005 and this quarterly report on Form 10-Q for the period ended September 30, 2005.

ACE*COMM Corporation
Unaudited Pro Forma Condensed Consolidated Balance Sheet as of September 30, 2005
(in thousands, except per share amounts)

		Pro Forma	Total
	ACE*COMM	Adjustments	Pro Forma
Assets

Current assets	$9,512	$—	$9,512
Property and equipment, net	591	—	591
Goodwill	1,681	(1,159)	522
Acquired intangibles, net	1,837	(590)	1,247
Other non-current assets	1,076	(74)	1,002

Total assets	$14,697	$(1,823)	$12,874

Liabilities and Stockholders’ Equity

Current liabilities:
Borrowings	$3,180	$(353)	$2,827
Other current liabilities	5,206	77	5,283

Total current liabilities	8,386	(276)	8,110
Long-term notes payable	35	—	35

Total liabilities	8,421	(276)	8,145

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.01 par value, 45,000,000 shares authorized, 16,533,347 and 16,694,330 shares issued and outstanding	170	(5)	165
Additional paid-in capital	35,641	(1,514)	34,127
Other accumulated comprehensive loss	(68)	—	(68)
Accumulated deficit	(29,467)	(28)	(29,495)

Total stockholders’ equity	6,276	(1,547)	4,729

Total liabilities and stockholders’ equity	$14,697	$(1,823)	$12,874

Pro-forma adjustment amounts represent the amended agreements dated October 28, 2005 related to the acquisition of 2helix.
Had the notes been renegotiated effective September 30, 2005, accumulated interest would have decreased from $28 thousand to $16 thousand with a corresponding decrease in interest expense of $12 thousand. Amortization expense will be reduced from $37 thousand per month to $17 thousand per month as a result of the reduction in contract value. The transaction would have impacted earnings per share by less than $.01 per share.
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
On the date of the purchase the projects were approximately 50% completed and as of September 30, 2005 development was progressing on schedule for our initial projects. At the time of valuation the cost to complete the projects was estimated at $950,000 and the projects are projected to be completed by March 31, 2006. The Company has expanded its development efforts and is developing a series of products centered around the 2helix products and will include other ACE*COMM and third party products under the title of Network Business Intelligence. This new expansion effort is in its planning stages and cost estimates and completion dates are not yet available for the full suite of products, but products or components that were part of the initial projects are now being offered as part of the Company’s Network Business Intelligence line of products.
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
To value the in process research and development (IPR&D), we applied the Fair Value standard and calculated the value by discounting the estimated cash flow streams that would be generated. This analysis involved several key assumptions to calculate the estimated fair value of IPR&D. The key assumptions were:
Timing of Cash Flows and Profits – The timing of cash flows and profit margins are based on management’s detailed forecast of its IPR&D projects for fiscal year (June 30 year end) 2006 through 2011. We forecasted cost of sales of 55% and general and administrative costs of 20% consistent with 2helix’s other operations. Additionally, an income tax rate of 35% was applied.
Contributory Charges – Contributory charges for working capital, fixed assets and assembled workforce were taken into account. Historical balances were used to estimate the contributory balances, when available.
Discount Rate – The discount rate is specific to the intangible assets that are being valued, and are effectively based on the risk profile of the acquired company. A weighted average cost of capital was used for discounted cash flow calculations that were based on free cash flow to invested capital economic earnings streams. We considered the cost of debt, the risk-free rate, the equity risk premium and the size risk premium in establishing the weighted average cost of capital. A discount rate of 21% was used in the IPR&D calculation.
NOTE 8 – INCOME TAXES
The Company is in a net operating loss carry forward position. In the event we experience a change in control as defined by the Internal Revenue Service, use of some or all of our net operating loss carry forwards may be limited. A valuation allowance offsets all net deferred tax assets.

NOTE 9 – SEGMENT INFORMATION
The Company is managed as one segment and results are measured based on revenue type and not business unit. However, we do not measure operating profit by revenue source. The following table reflects revenues by type and geographic location:

	For the three months ended
	September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Revenue by Type Enterprise	$1,338	$1,044
Network Service Provider (NSP)	3,737	2,376
Operations Support Systems (OSS)	1,610	1,233
IT and Other	—	8

Total Revenue	$6,685	$4,661

Revenue by Location

Asia	$897	$1,009
North America	1,848	1,624
Europe	2,061	1,435
Middle East	1,879	585
Other	—	8

Total Revenue	$6,685	$4,661

We purchased 2helix in March 2005. Accordingly, the results of 2helix revenues are included in our results of operations for the three months ended September 30, 2005 in OSS revenue. Previous periods do not include the revenue of 2helix. As part of the integration of 2helix we have begun implementing cost reduction and efficiency actions consistent with our prior efforts to maintain costs.
During the three months ended September 30, 2005 and 2004, one customer comprised 21% and 12% of revenue, respectively.
Total revenues earned outside of the US represents 78% of total revenue earned for the three months ended September 30, 2005.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company, some or all of which may involve risk and uncertainty. ACE*COMM often introduces a forward-looking statement by such words as “anticipate,” “plan,” “projects,” “continuing,” “ongoing,” “expects,” “management (or the Company) believes,” or “intend.” Investors should not place undue reliance on these forward-looking statements, which involve estimates, assumptions, risks and uncertainties that could cause actual results to vary materially from those expressed in this Report or from those indicated by one or more forward-looking statements. The forward-looking statements speak only as of the date on which they were made, and the Company undertakes no obligation to update any of the forward-looking statements. In evaluating forward-looking statements, the risks and uncertainties investors should specifically consider include, but are not limited to, demand levels in the relevant markets for the Company’s products, the ability of the Company’s customers to make timely payment for purchases of its products and services, the risk of additional losses on accounts receivable, success in marketing the Company’s products and services internationally, the effectiveness of cost containment strategies, as well as the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, and in subsequent reports filed with the Securities and Exchange Commission, including the matters set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Additional Factors Affecting Future Operating Results,” as well as other matters presented in this Report.

Overview
Sources of Revenue
ACE*COMM delivers enterprise telemanagement applications and advanced Convergent Mediation™ and Operations Support Systems solutions to wireline and wireless voice, data, and Internet communications providers. Our solutions typically consist of hardware, software and related services that enable the capture, security, validation, correlation, augmentation, and warehousing of data from network elements and the distribution of this data in appropriate formats to OSS (“Operations Support Systems”) and BSS (“Business Support Systems”) operations. Our solutions also provide for centralized management and security of enterprise networks. We are now integrating newer versions of this software into our product line. After completing the acquisition of 2helix during the quarter ending March 31, 2005, ACE*COMM now offers the 2helix revenue assurance products included in Operations Support Systems (OSS) revenue under the Network Business Intelligence product suite. We have also commenced integrating the 2helix technologies into our convergent mediation service delivery platform. This past year we have introduced some new internally developed products and services, including Convergent Mediation™ SDP, a new software delivery platform which includes service implementation and control capabilities for VoIP, 3G, and IP data services. We recently introduced some new software in the Network Business Intelligence product suite and Parent Patrol™, a newly released product that allows parents to control their children’s usage of mobile phones and date services.
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
Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During the three months ended September 30, 2005, we had 15 customers generating $150,000 or more in revenue during the period (“Major Customers”) representing approximately 78% of total revenue. However, only one such customer, Giza Systems (21% of revenue), had revenue greater than 10% of reported revenue. During the three months ended September 30, 2004, we had ten Major Customers representing approximately 68% of total revenue. Our largest two customers during the three months ended September 30, 2004 were Huawei Technologies Co. Ltd., China whose purchases represented approximately 13% of total revenue and Giza Systems whose purchases represented approximately 12% of total revenue. The average revenue earned per Major Customer was $348 thousand and $316 thousand, respectively, for the three months ended September 30, 2005 and 2004. Although a large portion of our backlog relates to a major contract with the U.S. Air Force, discussed below under the caption “Recent Developments,” that contract is still in its early stages, with most deliveries still to come later this fiscal year and next.
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
To offset the effects of the current lower North American demand, we continue to target sales efforts toward what we believe to be a growing market for our Convergent Mediation™ solutions outside of North America and to acquire revenues by expanding our customer base and product offerings through acquisition. The acquisition of 2helix will increase revenues from Europe and will allow us to expand our product offerings to all of our customers. Results for first quarter of 2006 and for fiscal year 2005 showed significant revenue and results of operations improvement as a result of these efforts, excluding the one time charge for in process research and development during fiscal year 2005 associated with the 2helix acquisition.

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
We have experienced a reduction in the number of potential customers for our OSS products and services and a reduction in our existing customer base in the UK as a result of consolidation within the UK service provider market by network providers. Our largest customer in this group has given notice that they will be terminating their service contract with us in the first half of fiscal 2006. This customer accounted for 9% of our consolidated revenues in fiscal 2005 and 5% for the first quarter of fiscal 2006.
As a result of previous losses, we are continuing to manage our costs and have maintained numerous cost reduction measures which have kept operating expenses low. We have carried over these cost reduction measures to our acquisitions as part of the integration of the acquired companies. Additionally, we have contingency plans to reduce expenses further, should revenues decline below projected levels. During the most recent fiscal quarter we have increased our contract backlog up to $23.9 million at September 30, 2005. We expect to have increased costs and liquidity demands during the current fiscal year as we devote significant effort to delivering products and services and supporting our customers under these contracts.
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
On October 28, 2005, the Company and the former owners of 2helix entered into a Deed of Variation and settlement agreement under which 500,000 shares of ACE*COMM stock issued in the original transaction has been returned to the Company and one half of the £400,000 note was cancelled in exchange for a new earn-out of 618,084 ACE*COMM shares with a graduated payment schedule based upon the revenues generated from the sales of Network Business Intelligence products and services over the two fiscal years ending on June 30, 2007, as discussed more fully in Note 7 of the Notes to our Consolidated Financial Statements.
The new earn-out is based upon a revenue target of Network Business Intelligence of $11.0 million and will be paid on a graduated scale starting at 75% achievement of the revenue target and for achievement above 100% an additional 30,904 shares are earned for each 5% increase in revenues. At 100% of the revenue target, the 618,084 shares that will be held in escrow will be earned and released.
In accordance with FAS 141, we allocated the purchase price based on an economic valuation of the purchased assets. Based upon this valuation, we recorded an intangible asset of $1.3 million which will be amortized over thirty-six months related to the purchased customers and technology of 2helix. Additionally, we recorded a charge of $5.1 million in the third quarter of 2005 associated with the purchase of in process research and development. 2helix has several software tools that are being developed into software products that we intend to complete and sell either as stand alone or integrated into our convergent mediation service delivery platform, as discussed more fully in Note 7 of the Notes to our Consolidated Financial Statements.

Private Placement
On March 31, 2005, we completed a private placement of 1,000,000 units at $2.50 per unit, resulting in aggregate gross proceeds to ACE*COMM of $2,500,000. Each unit sold in the private placement consisted of one share of ACE*COMM’s common stock and a warrant to acquire 0.50 shares of ACE*COMM common stock at an exercise price of $3.53 per share. Together with each unit we granted an additional investment right to acquire one share of ACE*COMM common stock at an exercise price of $2.50 per share and a warrant to acquire 0.50 shares of ACE*COMM common stock at an exercise price of $3.53 per share. The closing price of ACE*COMM’s common stock on March 31, 2005 was $3.18. The Company has an obligation to register these shares for resale by the investors and a registration was timely filed with the Securities and Exchange Commission. After communications with the SEC staff and the lead investor we have withdrawn the registration statement and we are re-negotiating the transaction and we intend on filing a new registration statement. The re negotiated terms will likely involve the cancellation of the warrants currently included with the additional investment rights and an increase in the number of shares subject to purchase under the additional investment rights.
Department of Defense Contract
In April 2005, we were selected to provide our NetPlus telecommunications system to the Air Force for a global deployment. These programs will encompass hundreds of installations, and are expected to total in excess of $20 million for us over their lifespan. They include initial deployments scheduled over an 18 month timeframe, follow-on contracts for life cycle support and maintenance, further opportunities for ongoing upgrades and improvements, and additional sales opportunities for future versions of NetPlus EOSS and possibly new products recently acquired as a part of 2helix. We have commenced work under this contract, but it remains in the early stages, with most deliveries still to come later this fiscal year and next, and most of the orders are still in our backlog at September 30, 2005.
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
In situations when our products involve significant modification or customization of software, or when our systems integration and services are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered. Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis. Approximately 11% of our revenue for the three months ended September 30, 2005, was derived from contracts accounted for under the percentage of completion method.
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
Impairment of Long-Lived Assets
We evaluate the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. We did not record an impairment charge during the three months ended September 30, 2005 and 2004.

Results of Operations
The following table shows the percentage of revenue of certain items from ACE*COMM’s statements of operations:

	For the three months ended
	September 30,
	2005	2004

Revenue	100.0%	100.0%

Costs and expenses:
Cost of revenue	40.1%	46.0%
Selling, general and administrative expenses	42.1%	50.2%
Research and development	15.5%	11.7%

Income (loss) from operations	2.3%	(7.9)%
Net interest expense	0.8%	0.0%

Income (loss) before income taxes	1.5%	(7.9)%
Income tax (benefit) expense	0.0%	0.3%

Net income (loss)	1.5%	(8.2)%

The above reflects the results of operations from the purchase of 2helix in March 2005. Previous periods do not include the revenue and expenses of 2helix.
Revenues
The following summarizes our revenue for the three months ended September 30, (in thousands):

	2005	2004
Revenue
Licenses and hardware	$3,455	$2,269
Services	3,230	2,392

Total Revenue	$6,685	$4,661

Total revenues for the three months ended September 30, 2005 were $6.7 million compared to $4.7 million in 2004 reflecting an increase of $2.0 million or 43%. License and hardware revenue increased by $1.2 million to $3.5 million for the three months ended September 30, 2005 compared to 2004. This increase was primarily the result of the revenues from new major customers. Services revenue increased by $0.8 million from $2.4 million for the three months ended September 30, 2004 to $3.2 million in 2005. The majority of this increase was principally the result of initial revenues under the Air Force contract of $0.4 million and the inclusion of the revenues from 2helix for $0.4 million.
Revenue from sales to network service providers increased 54% from $2.4 million to $3.7 million for the three months ended September 30, 2005 and represented 56% of total revenue. This increase was primarily the result of revenues from new major customers. Revenue from sales to enterprises increased 30% from $1.0 million to $1.3 million for the three months ended September 30, 2005 and represented approximately 20% of total revenue. Revenues increased during the quarter primarily due to the services component of the Air Force contract, which started this quarter.
Revenue from sales of Operations Support Systems increased 33% from $1.2 million to $1.6 million for the three months ended September 30, 2005 compared to 2004. The Operations Support Systems products were acquired with the purchase of the assets from Intasys in February 2004 and 2helix in March 2005, and represented 24% of total revenue for the quarter. 2helix revenues were $0.4 million for the three months ended September 30, 2005.

Backlog was $23.9 million as of September 30, 2005 compared to $11.3 million at September 30, 2004. We define backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services to be provided to customers generally within one year. We have experienced fluctuations in our backlog at various times. We anticipate that $15 million of the backlog at September 30, 2005 will be recognized during fiscal year 2006. Although a large portion of our backlog relates to a major contract with the U.S. Air Force, discussed above under the caption “Recent Developments,” that contract is still in its early stages, with most deliveries still to come later this fiscal year and next. Although we believe that our entire backlog consists of firm orders, our backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the contracting process.
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
Our method of allocating these costs may or may not be comparable to approaches of other companies. Use of a different method of allocation could change the costs of revenues and margin associated with products and services. Our overall cost of revenue and gross margin is not affected by this allocation method.
Cost of revenues was $2.7 million and $2.1million for the three months ended September 30, 2005 and 2004, respectively representing 40% and 46% of revenues, respectively. Cost of revenues increased due to the increase in revenues but decreased as a percentage of revenue because revenues increased significantly and our cost base remained relatively fixed.
Cost of licenses and hardware revenue was $1.1 million and $0.9 million for the three months ended September 30, 2005 and 2004, respectively, representing 31% and 40% of licenses and hardware revenue, respectively. The percentages of revenues decreased due to lower materials costs associated with hardware revenue and fixed costs being spread over lower revenues.
Cost of services revenue was $1.6 million and $1.2 million for the three months ended September 30, 2005 and 2004, respectively, representing 50% and 52% of services revenue for those periods, respectively. Costs of services revenue as a percentage of services revenue decreased due to the additional services revenue of $0.8 million resulting from the acquisition of 2helix and increased maintenance revenue.
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
SG&A expenses were $2.8 million and $2.3 million for the three months ended September 30, 2005 and 2004, respectively, representing 42% and 50% of total revenues in each period, respectively. SG&A expenses decreased as a percentage of revenue because revenues increased significantly and our cost base remained relatively fixed. SG&A increased $0.5 million or 22% in fiscal 2005, as compared to the prior corresponding period. The increase in 2006 includes an increase of $0.5 million due to including the results of 2helix during the three months ending September 30, 2005.

Research and Development Expenses
Research and development (R&D) expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of our products such as JBill Global and NetPlus and our convergent mediation service delivery platform.
Research and development expenses were $1.0 million and $0.5 million for the three months ended September 30, 2005 and 2004, respectively. Research and development expenses increased $0.5 million or 100% in 2005 compared to the prior corresponding period. Research and development expenses represented 16% and 12% of revenues for the three months ended September 30, 2005 and 2004, respectively. The increase in research and development during the three months ended September 30, 2005 includes $0.4 million related to 2helix. 2helix has several software tools that are being developed into software products that we intend to complete and sell either as stand alone or integrated into our convergent mediation service delivery platform, as discussed more fully in Note 7 of the Notes to our Consolidated Financial Statements. We recently introduced our Network Business Intelligence™ suite consisting of ACE*COMM and 2helix products.
We have expanded the scope of our development efforts to include new applications such as Parent Patrol™ which provides a wireless network control solution. Additionally, we have branded a combination of 2helix, ACE*COMM and third party solutions under the Network Business Intelligence product suite. Network Business Intelligence products enable telecom carriers and service providers to benchmark and improve their data management processes and systems to increase the value of each individual customer, reduce churn, increase their return on investment on marketing and sales, improve internal accountability, and support their billing, revenue assurance, network management, and CRM operations. These expenses are expected to continue at or above the current levels for the remainder of fiscal year 2006 as we continue to develop the 2helix products and make the technical changes necessary to integrate the new products into our product lines, expand development of ACE*COMM products and complete the final development of new versions of the Intasys products.
Although research and development expenses have increased and are expected to continue at or above the current level, we are pursuing several strategies to control costs in this area. We have been selective in approving new projects and in some instances discontinued projects that were not related to the development of Convergent Mediation TM solutions. We are also evaluating alternative development opportunities such as outsourcing to continue to manage our expenses. In instances where we charge our customers for custom development we include the costs associated with the development in the cost of revenues. Finally, we have been pursuing opportunities to license or acquire market-ready new technology from third parties as part of our strategy for expanding our product offerings. During September 2005, we acquired a non-exclusive perpetual software license to be utilized to enhance our flexible mediation product and rating capabilities. The purchase was largely for common stock but also involving payment of $300 thousand in cash with $50,000 more to be paid in one year, as discussed more fully in Note 6 of the Notes to our Consolidated Financial Statements.
Liquidity and Capital Resources
Asset and Cash Flow Analysis
We had cash and cash equivalents of $1.9 million and $2.7 million at September 30, 2005 and June 30, 2005, respectively. Cash and cash equivalents decreased by $0.8 million from June 30, 2005 to September 30, 2005, and comprised 13% and 20% of total assets as of September 30, 2005 and June 30, 2005, respectively. The net decrease is due to the increased activity resulting from our new contracts and costs associated with the acquisition and integration of 2helix. Over the past quarter accounts receivable increased $1.2 million while accounts payables and accrued expenses decreased by $0.3 million. Working capital was $1.1 million and $0.7 million at September 30, 2005 and June 30, 2005, respectively.
Our cash flow is dependent upon numerous factors, including the timing of customer orders and engagements, and related obligations and payments, market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of changes in the size of our operations and other factors.
Five customers represent 52% of our gross trade receivables balances of September 30, 2005; four of these customers are international. At September 30, 2005, approximately 39% of the Company’s billed accounts receivable was older than ninety days compared to 32% at June 30, 2005. Two international customers comprised 32% of our billed accounts receivable at September 30, 2005 and 23% of this balance is current. As of November 14, 2005 $1.0 million of these amounts had been collected. We expect that international telecommunication and internet service providers will continue to take longer to make payments than domestic customers.

Operating activities used $1.3 million and $0.7 million in cash during the three months ended September 30, 2005 and 2004, respectively. The current year includes $1.2 million related to the increase in accounts receivable. Net cash used for investing activities was $303 thousand and $86 thousand, respectively. The current year includes $224 thousand for other assets.
Financing activities generated cash of $835 thousand and $541 thousand during the three months ended September 30, 2005 and 2004, respectively primarily related to borrowings on the line of credit.
The Company has applied Statement 123(R) in our financial statements in the first quarter of fiscal 2006 using the modified-prospective-transition (MRT) method of adoption. Under this method, the Company’s prior periods do not reflect any restated amounts. The Company recognized $22,000 of compensation expense during the three months ended September 30, 2005 as a result of the adoption of Statement 123(R). If Statement 123(R) had not been adopted, basic and diluted net income per share would have remained at $.01 per share. We will recognize expense of $71 thousand in fiscal 2006, $53 thousand in fiscal 2007, $11 thousand in fiscal 2008 and $1 thousand in 2009 associated with unvested awards not yet recognized.
Cost Containment Program
Although revenues increased during the first quarter of 2006 and in fiscal year 2005, we have continued our cost containment measures which we implemented in 2003 and to a lesser extent in 2004 as a result of significant net losses from operations. We have maintained or reduced the number of full time employees during the past three fiscal years, excluding employees of Intasys. We have recently carried over these cost reduction measures to our 2helix acquisition as part of the integration of that company. We expect to have increased costs and liquidity demands during the current fiscal year as we devote significant effort during the current fiscal year to delivering products and services and supporting our customers under the contracts resulting in our large backlog at September 30, 2005.
Contractual Obligations and Commitments
The following table summarizes contractual obligations and commitments as of September 30, 2005 which includes the commitments associated with the purchase of 2helix:

	Payments Due by Period
	(amounts in thousands)
	Total	Less than 1	1-3 years	4-5 years	After 5
Contractual Obligation		year			years

Operating Leases	$2,999	$1,175	$1,566	$258	$-0-
     We have commercial commitments of an accounts receivable backed line of credit discussed more fully below which was originally effective December 1, 2004, subject to renewal on November 30, 2005. This line was renewed via an amended and restated loan and security agreement with the Bank on November 14, 2005. The outstanding balance at September 30, 2005 was $2.5 million. We also have issued standby letters of credit for security deposits for office space and to guarantee service contracts as summarized in the following table. The standby letters of credit have a one-year term and renew annually.

Commitment Expiration Per Period (in thousands)
	Total	Less than 1	1-3 years	4-5 years	Over 5
	Amounts	year			years
Other Commercial Commitments	Committed

Standby Letters of Credit	$340	$217	$123	$-0-	$-0-
Line of Credit
In November 2005 we renewed our loan and security agreement and entered into an amended and restated loan and security agreement with Silicon Valley Bank. This amended agreement expires and is subject to renewal in November 2006. Under this agreement, we may borrow based upon the amount of our approved borrowing base of eligible accounts receivable, up to a maximum of $3.5 million. The line of credit has sub limits of $500,000 for cash secured letters of credit and $1.75 million for U.S. Export Import Bank usage. We can draw up to 70% of our eligible accounts receivable under the master line and 70% of our eligible foreign accounts receivable under the U.S. Export Import Bank sub limit line. Amounts borrowed bear interest at a rate equal to the bank’s prime rate plus 1.75% per annum, charged on the average daily balance of advances outstanding, payable monthly and calculated on a 360 day year basis. We also pay certain costs and expenses of the bank in administering the line. The receivables comprising the borrowing base must not be more than 90 days aged, must not be in dispute, and must conform to other eligibility requirements. The agreement has a monthly quick ratio covenant which must be complied with on an intra-quarterly basis, and a minimum tangible net worth covenant which must be complied with on a quarterly basis. The agreement also subjects the Company to non-financial covenants, including restrictions over dividends and certain reporting requirements
On September 27, 2005, we entered into an additional loan and security agreement under which we obtained a second line of credit for the financing of non-standard accounts receivable; this new line expires and is subject to renewal on September 25, 2006. Under this new line, we may borrow based upon a borrowing base of specifically-approved accounts receivable not part of the borrowing base for our other line of credit, up to a maximum of $1.5 million. The line is administered under the specialty finance division of the Bank and its primary purpose is to allow financing for specific receivables with extended terms. We can draw up to 70% of approved accounts receivable under this new line. Amounts borrowed bear interest at a rate equal to the bank’s prime rate plus 2% per annum, charged on the outstanding financed gross receivable balance, calculated on a 360 day year basis, and payable upon the earlier of when the payment is received for the financed receivable or when the financed receivable is no longer an eligible receivable. We also pay certain costs and expenses of the bank in administering the line. The receivables comprising the borrowing base must not be more than 90 days aged, but financing for accounts receivable up to 180 days is available to the extent approved on a case-by-case basis by the Bank. All such receivables must not be in dispute, and must conform to other eligibility requirements. The agreement has no financial covenants, but does subject the Company to non-financial maintenance covenants, including restrictions over dividends.
For the months ending July 31, 2005 and August 31, 2005, we were not in compliance with the intra-quarterly quick ratio covenant under our main line of credit, and for the quarter ending September 30, 2005, we were not in compliance with the quarterly tangible net worth covenant. The Bank has waived these covenant violations.
ACE*COMM’s obligation under the Agreement are secured by a security interest in all of our assets and intellectual property. Advances made to ACE*COMM are payable in full upon demand in the event of default under the agreement. As of September 30, 2005, there were outstanding borrowings of $2.5 million under the $3.5 million line of credit and there was no availability for additional borrowing. There were no outstanding borrowings on the $1.5 million line of credit and there was $1.5 million available for additional borrowing. As of November 11, 2005, we had drawn $1.3 million under the new line of credit.
Under the terms of our corporate headquarters’ office lease, we maintain a letter of credit under our line of credit with our bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by us under the lease. The letter of credit currently required under the lease is $124,000, and will decrease annually each November through fiscal year 2008. We also maintain other customer related letters of credit issued by the Bank and secured under our line of credit to support specific terms and conditions of customer orders. The aggregate of these customer related letters of credit total approximately $340,000 at September 30, 2005.
Liquidity Analysis
At September 30, 2005 we had cash and cash equivalents of $1.9 million. We expect to have increased costs and liquidity demands during the current fiscal year as we devote significant effort to delivering products and services and supporting our customers under the contracts resulting in our large backlog at September 30, 2005. We are continuing to manage our expenses to conserve cash and maintain adequate liquidity. We have no significant commitments for capital expenditures at September 30, 2005. We believe that existing consolidated cash balances reflecting the private financing in fiscal 2005, cash flows from operations, receipt of new contracts, and the availability of credit under our agreement with the Bank will support our working capital requirements for the next twelve months, based on our current expectations as to anticipated revenue, expenses and cash flow.
The Company is still pursuing a growth strategy that involves acquisitions and additional financing likely would be required for future acquisitions.
Risk Factors Affecting Future Operating Results
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
Our products must be continuously updated to work with changing technology and demand for our products could be impacted by any competitors introducing more advanced technology
Our products and solutions must be compatible with and add value to our customer’s existing systems and networks, and that compatibility and value-add must be maintained as these systems and networks change over time. To maintain and improve demand for our products, we must continue to develop and introduce value-added, timely and cost-effective new products, features and services that keep pace with technological developments and emerging industry standards. Any failure to do this will limit the market into which we can sell our products and services. Further, customers are always looking for the most advanced technology available, within certain price ranges. To the extent that competitors can offer more advanced technology within a given price range our sales would be adversely affected. Further, customer technology upgrades can lead to sometimes lengthy delays in orders for our products until their system upgrades are complete and they are in a position to have our products installed as part of their new systems.
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
Unless we continue to maintain existing strategic alliances and develop new ones, our sales will suffer
Our results could suffer further if we are unable to maintain existing and develop additional strategic alliances with leading providers of telecommunications services and network equipment who serve as distributors for our products. If we are not able to maintain these strategic alliances, we will not be able to expand our distribution channels and provide additional exposure for our product offerings. These relationships can take significant periods of time and work to develop, and may require the development of additional products or features or the offering of support services we do not presently offer. Failure to maintain particular relationships may limit our access to certain countries or geographic areas unless we are able to enter into new relationships with companies that can offer improved access.
Many of our telecommunications customers involve credit risks for us
Many of our customers present potential credit risks, and we are dependent on a small number of major customers. The majority of our customers are in the telecommunication services industry and government sector, or are in the early stages of development when financial resources may be limited. Five customers represented 52% of our gross trade receivables balance as of September 30, 2005, and two of these customers represented 31% of our gross trade receivables balance as of September 30, 2005. Because we depend on a small number of major customers, and many of our customers present potential credit risks for different reasons, our results of operations could be adversely affected by non-payment or slow-payment of receivables. We have also experienced losses from doubtful accounts. For a more detailed discussion of doubtful accounts please read the section labeled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Bad Debts.” Several of our international customers have negotiated extended payment terms.
We are dependent on our ability to borrow
We are dependent on our ability to borrow funds under our lines of credit. Any inability to borrow could have a material adverse effect on the Company. Additionally, our borrowings under our lines of credit are dependent upon our eligible and approved accounts receivable. In the event of an inability to borrow, we would require additional financing and the additional financing may not be available or may not be available on terms acceptable to us.
We are increasingly subject to the risks and costs of international sales, and failure to manage these risks would have an adverse effect on us
A substantial portion of our revenues are derived from international sales and are therefore subject to the risks of conducting business overseas, including the general economic conditions in each country, the overlap of different tax structures, the difficulty in managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, foreign currency translations and longer payment cycles. We derived approximately 78% and 68% of our total revenue from customers outside of the United States for the three months ended September 30, 2005 and 2004, respectively. To the extent that we have increased our international revenue sources over the last three years, the impact of the risks related to international sales could have an increasingly larger effect on our financial condition as a whole.
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
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk related to any borrowings under our line of credit. As of September 30, 2005, borrowings outstanding under our line of credit were approximately $2.5 million. Our market risk sensitive instruments do not expose us to material market risk exposures. Should interest rates increase or decrease 1%, interest expense would increase or decrease $25,000 based on our borrowings as of September 30, 2005.
ITEM 4 CONTROLS AND PROCEDURES
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.
There was no change in our internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ACE*COMM CORPORATION

November 14, 2005	By	/s/ George T. Jimenez
George T. Jimenez
Chief Executive Officer

/s/ Steven R. Delmar
Steven R. Delmar
Chief Financial Officer
(Principal Financial Officer)