Form 10-Q
period 2005-12-31
ACE COMM CORP
filed 2006-02-14
CIK 1017526

As filed with the Securities and Exchange Commission on February 14, 2006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
The number of shares of Common Stock outstanding as of February 6, 2006 was 17,473,839.

ACE*COMM CORPORATION
INDEX

Part I — Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of December 31, 2005 (Unaudited) and June 30, 2005	3

	Consolidated Statements of Operations (Unaudited) for the three and six months ended December 31, 2005 and 2004	4

	Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2005 and 2004	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2	Management’s Discussion and Analysis of Results of Operations and Financial Condition	15

Item 3	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4	Controls and Procedures	28

Part II — Other Information

Item 4	Submission of Matters to a Vote of Security holders	28

Item 6	Exhibits	28

Signatures		29

Form of Restricted Stock

Certifications

PART I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
ACE*COMM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	December 31,	June 30,
	2005	2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$991	$2,683
Accounts receivable, net	6,769	4,870
Inventories, net	915	532
Deferred contract costs	25	85
Prepaid expenses and other	755	601

Total current assets	9,455	8,771
Property and equipment, net	671	636
Goodwill	522	1,681
Acquired intangibles, net	1,156	2,001
Other non-current assets	932	478

Total assets	$12,736	$13,567

Liabilities and Stockholders’ Equity

Current liabilities:
Borrowings	$2,862	$2,332
Accounts payable	984	1,379
Accrued expenses	1,764	1,940
Accrued compensation	724	1,013
Deferred revenue	1,029	1,454

Total current liabilities	7,363	8,118
Long-term notes payable	34	72

Total liabilities	7,397	8,190

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 45,000,000 shares authorized, 17,439,029 and 16,694,330 shares issued and outstanding	174	167
Deferred compensation on restricted shares	(374)	—
Additional paid-in capital	34,797	34,808
Other accumulated comprehensive loss	(137)	(32)
Accumulated deficit	(29,121)	(29,566)

Total stockholders’ equity	5,339	5,377

Total liabilities and stockholders’ equity	$12,736	$13,567

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Licenses and hardware	$3,196	$1,879	$6,651	$4,147
Services	3,541	2,899	6,771	5,290

Total revenue	6,737	4,778	13,422	9,437

Cost of licenses and hardware revenue	413	551	1,483	1,450
Cost of services revenue	1,688	1,421	3,300	2,667

Total cost of revenue	2,101	1,972	4,783	4,117

Gross profit	4,636	2,806	8,639	5,320

Selling, general, and administrative	3,341	2,279	6,158	4,621
Research and development	914	570	1,951	1,114

Income (loss) from operations	381	(43)	530	(415)

Interest expense	33	7	83	7
Gain from settlement of debt obligation	—	228	—	228

Income (loss) before income taxes	348	178	447	(194)
Income tax expense	1	2	1	15

Net income (loss)	$347	$176	$446	$(209)

Basic net income (loss) per share	$.02	$.01	$.03	$(.02)

Diluted net income (loss) per share	$.02	$.01	$.03	$(.02)

Shares used in computing net income (loss) per share:

Basic	16,886	13,787	16,814	13,777

Diluted	17,440	14,025	17,273	13,777

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended December 31,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$446	$(209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	676	310
Provision for doubtful accounts	107	163
Gain from settlement of debt obligation	—	(228)
Restricted stock compensation expense	18	—
Stock option compensation expense	58	—
Changes in operating assets and liabilities:
Accounts receivable	(2,006)	(113)
Inventories, net	(3)	(68)
Prepaid expenses and other assets	(154)	(291)
Deferred contract costs	60	313
Accounts payable	(395)	(30)
Accrued liabilities	(628)	(17)
Deferred revenue	(425)	(937)

Net cash used in operating activities	(2,246)	(1,107)

Cash flows from investing activities:
Purchases of property and equipment	(271)	(164)
Purchases of other non-current assets	(203)	—

Net cash used in investing activities	(474)	(164)

Cash flows from financing activities:
Net borrowings on line of credit	908	478
Other notes payable	(38)	—
Proceeds from employee stock purchase plan and exercise of stock options	275	38

Net cash provided by financing activities	1,145	516

Net decrease in cash and cash equivalents	(1,575)	(755)
Effect of exchange rate change on cash	(117)	99
Cash and cash equivalents at beginning of period	2,683	2,881

Cash and cash equivalents at end of period	$991	$2,225

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$92	$15
Income taxes	$(1)	$15
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with software purchase	$791	$—
Return of common stock in connection with the 2helix re-negotiation	$1,519	$—
Reduction of notes payable and accrued interest in connection with the 2helix re-negotiation	$356	$—
Issuance of common stock related to the grant of restricted stock	$374	$—
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
Earnings (Loss) per Share
The basic net earnings (loss) per share presented in the accompanying financial statements is computed using weighted average common shares outstanding. Diluted net earnings per share generally includes the effect, if dilutive, of potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options and warrants) were exercised and converted to common stock.
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
We often enter into multiple element arrangements that do not involve significant modification or customization of the related software. In these instances, ACE*COMM recognizes revenue in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” and allocates revenue to each element of the arrangement based on objective evidence of the element’s fair value. Revenue for software licenses in these instances is recognized upon delivery (i.e. transfer of title), when a signed agreement exists, the fee is fixed and determinable, and collection of the resulting receivable is probable. Maintenance revenue is recognized ratably over the term of the respective maintenance period.
In situations when our products involve significant modification or customization of software, or when our systems integration and product development are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. Approximately 10% and 12% of our revenues were calculated under this method for the three and six months ended December 31, 2005, respectively. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered as the majority of the hardware is from third parties and the hardware is rarely modified.
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
When our contracts contain extended payment terms, we defer recognition of revenue until amounts become due pursuant to payment schedules and no other uncertainties exist. We correspondingly defer a proportionate amount of contract cost which will be matched against the deferred revenue when recognized. Should management make the determination that previously deferred revenue will not be recognized, the corresponding amount of deferred contract cost will be charged to expense at that time. As of December 31, 2005, we have deferred $26 thousand contract costs in accordance with this policy.
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
Cash and cash equivalents
ACE*COMM considers all investments with an original maturity of three months or less to be cash equivalents. Cash held in foreign bank accounts was $440,000 and $717,000 at December 31, 2005 and 2004, respectively.
Impairment of Long-Lived Assets
ACE*COMM evaluates the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. ACE*COMM did not record an impairment during the three months ended December 31, 2005 and 2004. If we were to adjust our estimate of future cash flows downward in the future, we may be required to record an impairment charge to reduce the carrying value of long-lived and intangible assets.

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
Total comprehensive income (loss) consists of the following (in thousands):

	For the three months ended		For the six months ended
	December 31,		December 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$347	$176	$446	$(209)
Other comprehensive income (foreign currency translation)	(69)	98	(105)	99

Total other comprehensive income (loss)	$278	$274	$341	$(110)

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
Effective July 1, 2005, the Company adopted Statement 123(R) using the modified-prospective-transition (MRT) method. Under this method, the Company’s prior periods do not reflect any restated amounts. The Company recognized $35 thousand and $58 thousand of compensation expense related to stock options during the three and six months ended December 31, 2005, respectively, as a result of the adoption of Statement 123(R). If Statement 123(R) had not been adopted, basic and diluted net income per share would have remained at $.02 per share and $.03 per share for the three and six months ended December 31, 2005, respectively. We expect to recognize expense related to stock options of $99 thousand in fiscal 2006, $72 thousand in fiscal 2007, $21 thousand in fiscal 2008 and $3 thousand in 2009 associated with unvested awards not yet recognized. During the six months ended December 31, 2005, we granted restricted stock as disclosed in Note 5 which has been recorded at an aggregate fair value of $0.4 million which will be amortized over 4 years as the shares vest and the restrictions lapse. During the six months ended December 31, 2005, the Company granted 42,000 stock options under the 2000 Stock Option Plan for Directors with a fair value of $59 thousand and we recognized an $18 thousand expense related to these options during the period. The assumptions included in the fair value calculations for the quarter ended December 31, 2005 are expected life of 3 years, interest rate of 4.51%, expected volatility of 83% and dividend yield of 0%.
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
Through June 30, 2005, the Company generally applied Accounting Principles Board (APB) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and related interpretations in accounting for stock options and presented pro forma net income and earnings per share data as if the accounting prescribed by Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock Based Compensation,’’ had been applied. The Company also applies the provisions of FIN 44, “Accounting for Certain Transactions Involving Stock Compensation,” as required when modifications and other provisions cause the application of variable accounting which calls for the periodic measurement of compensation expense based on the difference in the exercise price and the underlying value of the related stock and the guidance in Emerging Issues Task Force bulletin 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”
Transactions for which non-employees are issued equity instruments for goods or services received are recorded by the Company based upon the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more readily measured. During September 2005, we issued 325,625 shares of common stock for a non-exclusive perpetual software license to be utilized to enhance our flexible mediation product and rating capabilities. The license is valued at $1.1 million. This is based on stock issued of $791 thousand, $300 thousand paid in cash and $50,000 to be paid in one year. The stock value is based on the weighted average for the two days prior and two days subsequent to the measurement date of August 17, 2005 which is the date we formally received the source code. The cost of the license is being amortized over 36 months beginning in October 2005.
For the purposes of the pro forma amounts shown, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net (loss) income and basic and diluted net (loss) income per common share would have been changed to pro forma amounts in the following table for the three and six months ended December 31, 2004.
The Company adopted SFAS No. 123(R) effective July 1, 2005 and accordingly has included compensation expense in results of operations; therefore, pro-forma information is only presented for the three and six months ended December 31, 2004.

The assumptions included in the fair value calculations for the quarter ended December 31, 2004 are expected life of 3 years, interest rate of 3.1%, expected volatility of 110% and dividend yield of 0%. Amounts are in thousands except per share amounts.

	For the three	For the six
	months ended	months ended
	December 31,	December 31,
	2004	2004
	(Unaudited)	(Unaudited)
Net income (loss)	$176	$(209)
Add: Total stock-based compensation expense reported in net loss	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards*	(222)	(457)

Pro forma net loss	$(46)	$(666)

Earnings per share basic and diluted:
As reported	$0.01	$(0.02)
Pro forma	$0.00	$(0.05)

Weighted average common shares outstanding:
Basic	13,787	13,777
Diluted	13,787	13,777

*	All awards refers to awards granted, modified or settled in fiscal periods beginning after December 15, 1994 – awards for which the fair value was required to be measured under Statement 123.
Recently Issued Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151 “Inventory Costs,” an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is currently evaluating the financial statement impact of the adoption of SFAS 151. The Company adopted SFAS No. 151 effective July 1, 2005 and this did not impact the financial results for the six months ended December 31, 2005.
NOTE 3 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following (in thousands):

	December 31,	June 30,
	2005	2005
Billed receivables	$5,738	$4,246
Unbilled and other receivables	1,213	713
Allowance for doubtful accounts	(182)	(89)

	$6,769	$4,870

Billed
At December 31, 2005, five customers, including three international customers, comprised $3.5 million or 61% of the total billed receivables and 24% of this balance is current. Three of these five customers have balances greater than ninety days which total $2.7 million and comprise 95% of the greater than ninety days balance of $2.8 million. As of January 31, 2006, the Company had collected $2.0 million of this amount. Management believes the remaining uncollected amounts will be collected. International customers have traditionally taken longer to pay than domestic customers.
Unbilled
Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year.
Allowance for doubtful accounts
The Company recorded a provision for doubtful accounts of $107 thousand and wrote off $14 thousand in uncollected accounts during the six months ended December 31, 2005. We recorded a provision for doubtful accounts of $163 thousand, wrote off $382 thousand and credited the allowance for recoveries of $27 thousand during the six months ended December 31, 2004.
Management continuously assesses the collectibility of accounts receivable and establishes reserves when necessary based on factors considered which include customer creditworthiness and past payment history.
NOTE 4 – INVENTORY
Inventory consists of the following (in thousands):

	December 31,	June 30,
	2005	2005
Inventory	$1,240	$857
Allowance for obsolescence	(325)	(325)

	$915	$532

Inventory write-offs during the six months ended December 31, 2005 and 2004 were $0. In September 2005, we purchased a non-exclusive perpetual software license valued at $1.1 million. The cost of the license is being amortized over 36 months beginning in October 2005. The current portion of the license of $413 thousand is included in inventory and the balance of the license is included in other assets.
NOTE 5 – STOCKHOLDERS’ EQUITY
During the six months ended December 31, 2005, the Company issued 15,913 shares of commons stock under the Employee Stock Purchase Plan. During the six months ended December 31, 2005, the Company granted 42,000 stock options under the 2000 Stock Options Plan for Directors with a fair value of $59 thousand and we recognized an $18 thousand expense related to these options during the period. The assumptions included in the fair value calculations for the quarter ended December 31, 2005 are expected life of 3 years, interest rate of 4.51%, expected volatility of 83% and dividend yield of 0%.
During the three months ended December 31, 2005, the Company issued 137,667 shares as restricted stock grants. These grants vest over four years. The Company recognized an $18 thousand expense during the period related to these stock grants and recorded $374 thousand in deferred compensation on restricted shares representing the future expense associated with these grants.
Other accumulated comprehensive loss comprises foreign currency translation charges associated with operations in the United Kingdom, Australia and Canada.
During September 2005, we issued 325,625 shares of common stock for a non-exclusive perpetual software license to be utilized to enhance our flexible mediation product and rating capabilities. The license is valued at $1.1 million. This is based on stock issued of $791 thousand, $300 thousand paid in cash and $50,000 to be paid in one year. The stock value is based on the weighted average for the two days prior and two days subsequent to the measurement date of August 17, 2005, which is the date we formally received the source code. The cost of the license is being amortized over 36 months beginning in October 2005, which is the date sales efforts began.
On March 31, 2005, we completed a private placement of 1,000,000 units at $2.50 per unit, resulting in aggregate gross proceeds to ACE*COMM of $2,500,000. Each unit sold in the private placement consisted of one share of ACE*COMM’s common stock and a warrant to acquire 0.50 shares of ACE*COMM common stock at an exercise price of $3.53 per share. Together with each unit we granted an additional investment right for a six month period commending with effectiveness of the registration statement to acquire one share of ACE*COMM common stock at an exercise price of $2.50 per share and a three-year warrant to acquire 0.50 shares of ACE*COMM common stock at an exercise price of $3.53 per share. The closing price of ACE*COMM’s common stock on March 31, 2005 was $3.18.
The Company has an obligation to exert its best efforts to register these shares for resale by the investors and a registration was timely filed with the Securities and Exchange Commission. After communications with the SEC staff and the lead investor we withdrew the registration statement and renegotiated the transaction to change the additional investment right. Instead of a six-month additional investment right to acquire 1,000,000 shares of ACE*COMM common stock at an exercise price of $2.50 per share, each share of which would come with a five-year warrant to acquire 0.50 shares of ACE*COMM common stock at an exercise price of $3.53 per share, the investors now hold warrants to purchase 1.9 million shares at an exercise price of $2.50 per share for a six month period commencing with effectiveness of the registration statement. In addition, certain provisions related to the possible payment of liquidated damages were modified to cap the amount of such damages which could be paid. Management has considered the provisions of EITF 00-19 and determined the warrants to be properly classified as equity instruments We filed a new registration statement with the Securities and Exchange Commission in November 2005, but the six month period has not yet commenced under the terms of the agreement.
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
On October 28, 2005 the Company and the former owners of 2helix entered into a Deed of Variation and settlement amendment relating to the sale and purchase of the entire issued share capital of Double Helix Solutions Limited. Under the terms of the agreement, 500,000 shares of ACE*COMM stock issued in the original transaction were returned to the Company, the remaining notes and accrued interest of $745 thousand were reduced to $373 thousand and the maturity dates were extended to September 30, 2006. This was in exchange for a new earn-out of 618,084 ACE*COMM shares with a graduated payment schedule based upon the revenues generated from the sales of Network Business Intelligence products and services over the next two fiscal years ending on June 30, 2007.
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
The new earn-out will be based upon a revenue target of Network Business Intelligence and will be paid on a graduated scale starting at 75% achievement of the revenue target and for achievement above 100% an additional 30,904 shares are earned for each 5% increase in revenues. At 100% of the revenue target, the 618,084 shares that will be held in escrow will be earned and released. The earn-out has not been recorded because the achievement of the revenue target, which is for the two fiscal years ending on June 30, 2007, is not probable at this time. Should the earn-out become determinable beyond a reasonable doubt, the additional consideration then payable will be recorded as an adjustment to the purchase price in accordance with generally accepted accounting principles. The effects of the amendment are reflected in our financial statements for the second quarter of fiscal 2006.
As part of the acquisition of 2helix, ACE*COMM acquired three software tools (Network Inspector, Network Visualization and Discrepancy Inspector) that were in the process of being developed into new products.

Network Inspector is a data collection, enhancement and reporting tool. Network Visualization is used for network planning and allows operators an accurate representation of the physical network in relation to existing customers, prospective customers, network infrastructure and the available spare capacity. Discrepancy Inspector is an analysis and reporting tool that allows users to identify and investigate discrepancies in data between the network, OSS and upstream business systems. The fair value of each project at the date of acquisition was $2,274,601 for Network Inspector, $1,705,951 for Network Visualization and $1,137,300 for Discrepancy Inspector.
On the date of the purchase the projects were approximately 50% completed and as of December 31, 2005 development was progressing on schedule for our initial projects. At the time of valuation the cost to complete the projects was estimated at $950,000 and the projects are projected to be completed by March 31, 2006. The Company has expanded its development efforts and is developing a series of products centered around the 2helix products and will include other ACE*COMM and third party products under the title of Network Business Intelligence. This new expansion effort is in its planning stages and cost estimates and completion dates are not yet available for the full suite of products, but products or components that were part of the initial projects are now being offered as part of the Company’s Network Business Intelligence line of products.
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

NOTE 8 – SEGMENT INFORMATION
The Company is managed as one segment and results are measured based on revenue type and not business unit. However, we do not measure operating profit by revenue source. The following table reflects revenues by type and geographic location:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue by Type
Enterprise	$2,941	$1,643	$4,279	$2,687
Network Service Provider (NSP)	2,169	1,799	5,906	4,173
Operations Support Systems (OSS)	1,627	1,330	3,237	2,563
IT and Other	—	6	—	14

Total Revenue	$6,737	$4,778	$13,422	$9,437

Revenue by Location
Asia	$486	$593	$1,383	$1,602
North America	3,975	1,749	5,823	3,373
Europe	1,890	1,804	3,951	3,239
Middle East	386	607	2,265	1,190
Other	—	25	—	33

Total Revenue	$6,737	$4,778	$13,422	$9,437

We purchased 2helix in March 2005. Accordingly, the results of 2helix revenues are included in our results of operations for the three months ended December 31, 2005 in OSS revenue. Previous periods do not include the revenue of 2helix. As part of the integration of 2helix we have begun implementing cost reduction and efficiency actions consistent with our prior efforts to maintain costs.
During the six months ended December 31, 2005 and 2004, one customer comprised 16% and 2% of revenue, respectively.
Total revenues earned outside of the US represents 61% of total revenue earned for the six months ended December 31, 2005.

NOTE 9 – EARNINGS PER SHARE (in thousands, except per share amounts)
The following is a reconciliation of the numerators and denominators of basic net income (loss) per common share (“Basic EPS”) and diluted net income (loss) per common share (“Diluted EPS”):

	For the three months ended		For the six months ended
	December 31,		December 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic EPS:
Net income (loss) — numerator
Net income (loss) available to common shareholders	$347	$176	$446	$(209)
Shares — denominator
Weighted average common shares	16,886	13,787	16,814	13,777

Basic EPS	$0.02	$0.01	$0.03	$(0.02)

Diluted EPS:
Net income (loss) — numerator
Net income (loss) available to common shareholders	$347	$176	$446	$(209)
Shares — denominator
Weighted average common shares	16,886	13,787	16,814	13,777
Stock options *	462	238	414	—
Restricted stock	92	—	45	—

Total weighted shares and equivalents	17,440	14,025	17,273	13,777

Diluted EPS	$0.02	$0.01	$0.03	$(0.02)

*	Due to the loss incurred during the six months ended December 31, 2004, zero incremental shares related to stock options are included in the calculation of Diluted EPS because the effect would be anti-dilutive. The total number of potentially dilutive shares not included in the EPS calculation at December 31, 2004 due to anti-dilution was 202,881.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
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
Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During the three months ended December 31, 2005, we had nine customers generating $150,000 or more in revenue during the period (“Major Customers”) representing approximately 73% of total revenue. One customer, Northrup Grumman (27% of revenue), had revenue greater than 10% of reported revenue. During the three months ended December 31, 2004, we had nine Major Customers representing approximately 57% of total revenue. Our largest three customers during the three months ended December 31, 2004 were an international systems integrator whose purchases represented approximately 15% of revenue, a reseller in the Middle East whose purchase represented approximately 12% of total revenue and a wireless service provider in the UK whose purchases represented approximately 9% of total revenue. The average revenue earned per Major Customer was $547 thousand and $302 thousand, respectively, for the three months ended December 31, 2005 and 2004.
The revenues from Northrup Grumman relate to a major contract with the U.S. Air Force, discussed below under the caption “Recent Developments.” That contract, which constitutes a large portion of our backlog, is still in its early stages, with most deliveries still to come later this fiscal year and next.
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
We have been pursuing a growth strategy designed to expand our product line and areas of distribution to counteract reductions in demand for our traditional products and services. We are continuing to target sales efforts toward what we believe to be a growing market for our Convergent Mediation™ solutions outside of North America. A substantial percentage of our sales over the past several quarters have been to overseas customers.
We also have been expanding our customer base and offerings through acquisitions. The acquisition of i3 Mobile and Intasys during fiscal year 2004 and the acquisition of 2helix in March 2005 are consistent with this strategy. We intend to continue to pursue the acquisition of additional complementary technologies to broaden our product line and increase our geographic scope.
We are focusing more on newer technologies, both through these acquisitions and internal development that target new market areas both in North America and abroad. After completing the acquisition of 2helix during the quarter ending March 31, 2005,

ACE*COMM now offers the 2helix revenue assurance products included in Operations Support Systems (OSS) revenue under the Network Business Intelligence product suite. We have integrated the 2helix technologies into our Convergent Mediation™ service delivery platform. This past year we have introduced some new internally developed products and services, including Convergent Mediation™ SDP, a new software delivery platform which includes service implementation and control capabilities for VoIP, 3G and IP data services. Finally, we recently introduced Parent Patrol™, a newly released product that allows parents to control their children’s usage of mobile phones and data services.
Over the last year, we have focused our sales resources on opportunities for our newest generation of NetPlus EOSS products. In addition to pursuing our traditional government markets, sales activities have been increased to large commercial enterprises to expand our NetPlus customer base. We believe our recent contract award from the U.S. Air Force (with Northrup Grumman as prime contractor), which led to a significant increase in our contract backlog, resulted in part from these efforts.
Even as our newer technologies have been gaining market acceptance, we have experienced some reductions in demand from existing customers due to the continuing changes in the telecommunications industry. We experienced a decline in the number of potential customers for our OSS products and services and a reduction in our existing customer base in the UK as a result of consolidation within the UK service provider market by network providers. Our largest customer in this group has given notice that they will be terminating their service contract with us in the current quarter. This customer accounted for 9% of our consolidated revenues in fiscal 2005 and 5% for the first six months of fiscal 2006.
As a result of previous losses, we are continuing to manage our costs and have maintained numerous cost reduction measures which have kept operating expenses low. We have carried over these cost reduction measures to our acquisitions as part of the integration of the acquired companies.
Over the past year, we have increased our contract backlog, which was $19.9 million at December 31, 2005. We have been experiencing increased costs and liquidity demands during the current fiscal year as we have devoted significant effort to delivering products and services and supporting our customers under these contracts, and the amounts of borrowings under our lines of credit have been increasing as a result to $2.5 million as of September 30, 2005 and $2.5 million as of December 31, 2005. These increased liquidity demands have started to subside in January 2006 as we have collected initial amounts generated under these contracts, and our outstanding borrowings at January 31, 2006 equaled $1.6 million.
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
On October 28, 2005, the Company and the former owners of 2helix entered into a Deed of Variation and settlement agreement under which 500,000 shares of ACE*COMM stock issued in the original transaction has been returned to the Company and one half of the £400,000 note was cancelled in exchange for a new earn-out of 618,084 ACE*COMM shares. The new earn-out has a graduated payment schedule based upon the revenues generated from the sales of Network Business Intelligence products and services over the two fiscal years ending on June 30, 2007, as discussed more fully in Note 7 of the Notes to our Consolidated Financial Statements.
The new earn-out is based upon a revenue target of Network Business Intelligence and will be paid on a graduated scale starting at 75% achievement of the revenue target and for achievement above 100% an additional 30,904 shares are earned for each 5% increase in revenues. At 100% of the revenue target, the 618,084 shares that will be held in escrow will be earned and released.

In accordance with FAS 141, we allocated the purchase price and subsequent re-negotiation based on an economic valuation of the purchased assets. Based upon this valuation, we have recorded an intangible asset of $0.8 million which is being amortized over thirty-six months related to the purchased customers and technology of 2helix. Additionally, we recorded a charge of $5.1 million in the third quarter of 2005 associated with the purchase of in process research and development. 2helix has several software tools that are being developed into software products that we intend to complete and sell either as stand alone or integrated into our convergent mediation service delivery platform, as discussed more fully in Note 7 of the Notes to our Consolidated Financial Statements.
Private Placement
On March 31, 2005, we completed a private placement of 1,000,000 units at $2.50 per unit, resulting in aggregate gross proceeds to ACE*COMM of $2,500,000. Each unit sold in the private placement consisted of one share of ACE*COMM’s common stock and a warrant to acquire 0.50 shares of ACE*COMM common stock at an exercise price of $3.53 per share. Together with each unit we granted an additional investment right for a six month period commending with effectiveness of the registration statement to acquire one share of ACE*COMM common stock at an exercise price of $2.50 per share and a three-year warrant to acquire 0.50 shares of ACE*COMM common stock at an exercise price of $3.53 per share. The closing price of ACE*COMM’s common stock on March 31, 2005 was $3.18.
The Company has an obligation to exert its best efforts to register these shares for resale by the investors and a registration was timely filed with the Securities and Exchange Commission. After communications with the SEC staff and the lead investor we withdrew the registration statement and renegotiated the transaction to change the additional investment right. Instead of a six-month additional investment right to acquire 1,000,000 shares of ACE*COMM common stock at an exercise price of $2.50 per share, each of which would come with a five-year warrant to acquire 0.50 shares of ACE*COMM common stock at an exercise price of $3.53 per share, the investors now hold warrants to purchase 1.9 million shares at an exercise price of $2.50 per share for a six month period commencing with effectiveness of the registration statement. In addition, certain provisions related to the possible payment of liquidated damages were modified to cap the amount of such damages which could be paid. We have filed a new registration statement with the Securities and Exchange Commission in November 2005, but the six month period has not yet commenced under the terms of the agreement.
Department of Defense Contract
In April 2005, we were selected to provide our NetPlus telecommunications system to the Air Force for a global deployment with Northrup Grumman as the prime contractor. These programs will encompass hundreds of installations, and are expected to total in excess of $20 million in revenues for us over their lifespan. They include initial deployments scheduled over an 18 month timeframe, follow-on contracts for life cycle support and maintenance, further opportunities for ongoing upgrades and improvements, and additional sales opportunities for future versions of NetPlus EOSS and possibly new products recently acquired as a part of 2helix. We have commenced work under this contract, but it remains in the early stages, with most deliveries still to come later this fiscal year and next, and most of the orders are still in our backlog at December 31, 2005.
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
In situations when our products involve significant modification or customization of software, or when our systems integration and services are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered. Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis. Approximately 10% and 12% of our revenue for the three months and six months ended December 31, 2005, respectively, was derived from contracts accounted for under the percentage of completion method.
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
     Impairment of Long-Lived Assets
We evaluate the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. We did not record an impairment charge during the three months ended December 31, 2005 and 2004.
Results of Operations
The following table shows the percentage of revenue of certain items from ACE*COMM’s statements of operations:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2005	2004	2005	2004

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	31.2%	41.3%	35.7%	43.6%
Selling, general and administrative expenses	49.6%	47.7%	45.9%	49.0%
Research and development	13.5%	11.9%	14.5%	11.8%

Income (loss) from operations	5.7%	(0.9)%	3.9%	(4.4)%
Interest expense	0.5%	0.1%	0.6%	0.1%
Other income	0.0%	4.7%	0.0%	2.4%

Income (loss) before income taxes	5.2%	3.7%	3.3%	(2.1)%
Income tax expense	0.0%	0.0%	0.0%	0.1%

Net income (loss)	5.2%	3.7%	3.3%	(2.2)%

The above reflects the results of operations from the purchase of 2helix in March 2005. Previous periods do not include the revenue and expenses of 2helix.
Revenues
The following summarizes revenue for the three and six months ended December 31, (in thousands):

	For the three months ended		For the six months ended
	December 31,		December 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Licenses and hardware	$3,196	$1,879	$6,651	$4,147
Services	3,541	2,899	6,771	5,290

Total revenue	$6,737	$4,778	$13,422	$9,437

Total revenues for the three months ended December 31, 2005 were $6.7 million compared to $4.8 million in 2004 reflecting an increase of $1.9 million or 40%. Total revenues for the six months ended December 31, 2005 were $13.4 million compared to $9.4 million in 2004 reflecting an increase of $4.0 million or 43%. License and hardware revenue increased by $1.3 million to $3.2 million for the three months ended December 31, 2005 compared to 2004 and by $2.5 million to $6.7 million for the six months ended December 31, 2005 compared to 2004. The increase is primarily due to revenues of $1.5 million for a software license related to the Air Force contract.
Services revenue increased by $0.6 million from $2.9 million for the three months ended December 31, 2004 to $3.5 million in 2005 and by $1.5 million from $5.3 million for the six months ended December 31, 2004 to $6.8 million for the six months ended December 31, 2005. The majority of this increase was principally the result of initial revenues under the Air Force contract of $0.3 million and $0.7 million for the three and six months, respectively, and the inclusion of the revenues from 2helix for $0.3 million and $0.7 million for the three and six months ended December 31, 2005, respectively.
Revenue from sales to network service providers increased 22% from $1.8 million to $2.2 million for the three months ended December 31, 2005 and 40% from $4.2 million to $5.9 million for the six months ended December 31, 2005. This increase was primarily the result of revenues from new major customers. Revenue from sales to enterprises increased 81% from $1.6 million to $2.9 million for the three months ended December 31, 2005 and increased 59% from $2.7 million to $4.3 million for the six months ended December 31, 2005. The increase in Enterprise revenue is due to the license revenue of $1.5 million related to the Air Force contract.
Revenue from sales of Operations Support Systems increased 23% from $1.3 million to $1.6 million for the three months ended December 31, 2005 compared to 2004 and increased 23% from $2.6 million to $3.2 million for the six months ended December 31, 2005. The Operations Support Systems products were acquired with the purchase of the assets from Intasys in February 2004 and 2helix in March 2005, and represented 24% of total revenue for the quarter. 2helix revenues were $0.3 million and $0.7 million for the three and six months ended December 31, 2005, respectively.
Backlog was $19.9 million as of December 31, 2005 compared to $9.8 million at December 31, 2004 and $23.1 million at June 30, 2005. We define backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services to be provided to customers generally within one year. We have experienced fluctuations in our backlog at various times. We anticipate that $8.8 million of the backlog will be recognized during fiscal year 2006. Although a large portion of our backlog relates to a major contract with the U.S. Air Force, discussed above under the caption “Recent Developments,” that contract is still in its early stages, with most deliveries still to come later this fiscal year and next. Although we believe that our entire backlog consists of firm orders, our backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the contracting process.
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
Cost of revenues was $2.1 million and $2.0 million for the three months ended December 31, 2005 and 2004, respectively, representing 31% and 41% of revenues, respectively. Cost of revenues was $4.8 million and $4.1 million for the six months ended December 31, 2005 and 2004, respectively, representing 36% and 44% of revenues, respectively. Cost of revenues increased due to the increase in revenues but decreased as a percentage of revenue because revenues increased significantly and our cost base remained relatively fixed.
Cost of licenses and hardware revenue was $413 thousand and $551 thousand for the three months ended December 31, 2005 and 2004, respectively, representing 13% and 29% of licenses and hardware revenue, respectively. Cost of licenses and hardware revenue was $1.5 million for the six months ended December 31, 2005 and 2004, respectively, representing 22% and 35% of licenses and hardware revenue, respectively. The percentages of revenues decreased due to lower materials costs associated with hardware revenue and fixed costs being spread over lower revenues. In addition, in the quarter ended

December 31, 2005, we recognized $1.5 million of revenue related to licenses delivered in June 2005, which was deferred due to extended payment terms. As such, there was no cost of sales associated with the revenue recognized.
Cost of services revenue was $1.7 million and $1.4 million for the three months ended December 31, 2005 and 2004, respectively, representing 48% and 49% of services revenue for those periods, respectively. Cost of services revenue was $3.3 million and $2.7 million for the six months ended December 31, 2005 and 2004, respectively, representing 49% and 50% of services revenue for those periods, respectively. Cost of services revenue increased due to the increase in revenues, but remained relatively constant as a percentage of revenues.
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
SG&A expenses were $3.3 million and $2.3 million for the three months ended December 31, 2005 and 2004, respectively, representing 50% and 48% of total revenues in each period, respectively. SG&A expenses were $6.2 million and $4.6 million for the six months ended December 31, 2005 and 2004, respectively, representing 46% and 49% of total revenues in each period, respectively. The increase in 2006 includes 2helix SG&A expenses of $0.5 million and $1.0 million for the three and six months ended December 31, 2005, respectively. We have also increased our marketing and sales efforts related to our new products, such as Parent Patrol, resulting in an increase in SG&A.
     Research and Development Expenses
Research and development (R&D) expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of our products such as JBill Global and NetPlus and our convergent mediation service delivery platform.
Research and development expenses were $914 thousand and $570 thousand for the three months ended December 31, 2005 and 2004, respectively, and represented 14% and 12% of revenues for the three months ended December 31, 2005 and 2004, respectively. Research and development expenses were $2.0 million and $1.1 million for the six months ended December 31, 2005 and 2004, respectively, and represented 15% and 12% of revenues for the six months ended December 31, 2005 and 2004, respectively. Research and development during the three and six months ended December 31, 2005 includes $349 thousand and $761 thousand, respectively, related to 2helix. 2helix has several software tools that are being developed into software products that we intend to complete and sell either as stand alone or integrated into our convergent mediation service delivery platform, as discussed more fully in Note 7 of the Notes to our Consolidated Financial Statements. We recently introduced our Network Business Intelligence™ suite consisting of ACE*COMM and 2helix products.
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
Although research and development expenses have increased and are expected to continue at or above the current level, we are pursuing several strategies to control costs in this area. We have been selective in approving new projects and in some instances discontinued projects that were not related to core future solutions. We are also evaluating alternative development opportunities such as outsourcing to continue to manage our expenses. In instances where we charge our customers for custom development we include the costs associated with the development in the cost of revenues. Finally, we have been pursuing opportunities to license or acquire market-ready new technology from third parties as part of our strategy for expanding our product offerings. During September 2005, we acquired a non-exclusive perpetual software license to be utilized to enhance our flexible mediation product and rating capabilities. The purchase was largely for common stock but also involving payment of $300 thousand in cash with $50,000 more to be paid in one year, as discussed more fully in Note 6 of the Notes to our Consolidated Financial Statements.
Liquidity and Capital Resources
Asset and Cash Flow Analysis
We had cash and cash equivalents of $991 thousand and $2.7 million at December 31, 2005 and June 30, 2005, respectively. Cash and cash equivalents decreased by $1.7 million from June 30, 2005 to December 31, 2005, and comprised 8% and 20% of total assets as of December 31, 2005 and June 30, 2005, respectively. The net decrease is due to the increased activity resulting from our new contracts and costs associated with the acquisition and integration of 2helix. Accounts receivable increased $1.9 million from June 30, 2005 to December 31, 2005, while accounts payables decreased by $0.4 million. Our accounts receivable increased as a result of deliveries under existing contracts, and as our accounts receivable have grown our cash on hand has decreased and borrowings under our bank lines have increased. However, our working capital has increased to $2.1 million at December 31, 2005 from $0.7 million at June 30, 2005 and our liquidity situation has started to improve as we have collected initial amounts generated under these contracts, enabling us to reduce the amounts outstanding under our lines of credit.
Our cash flow is dependent upon numerous factors, including the timing of customer orders and engagements, and related obligations and payments, market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of changes in the size of our operations and other factors.
Five customers represent 62% of our gross trade receivables balances of December 31, 2005; three of these customers are international. At December 31, 2005, approximately 49% of the Company’s billed accounts receivable was older than ninety days compared to 32% at June 30, 2005. Three customers comprised 49% of our billed accounts receivable at December 31, 2005 and 18% of this balance is current. As of January 31, 2006, $2.0 million, or 71%, of the balances from these three customers has been collected. We expect that international telecommunication and internet service providers will continue to take longer to make payments than domestic customers.
Operating activities used $2.3 million and $1.1 million in cash during the six months ended December 31, 2005 and 2004, respectively. The current year includes $2.0 million related to the increase in accounts receivable. Net cash used for investing activities was $474 thousand and $164 thousand, respectively. The current year includes $203 thousand for other assets. Financing activities generated cash of $1.1 million and $516 thousand during the six months ended December 31, 2005 and 2004, respectively, primarily related to borrowings on the line of credit.
The Company has applied Statement 123(R) in our financial statements in the first quarter of fiscal 2006 using the modified-prospective-transition (MRT) method of adoption. Under this method, the Company’s prior periods do not reflect any restated amounts. The Company recognized $58,000 of compensation expense during the six months ended December 31, 2005 as a result of the adoption of Statement 123(R). If Statement 123(R) had not been adopted, basic and diluted net income per share would have remained at $.02 per share and $.03 per share for the three months and six months ended December 31, 2005, respectively. We will recognize expense of $99 thousand in fiscal 2006, $72 thousand in fiscal 2007, $21 thousand in fiscal 2008 and $3 thousand in 2009 associated with unvested awards not yet recognized.
Cost Containment Program
Although revenues increased during the first half of 2006 and in fiscal year 2005, we have continued our cost containment measures which we implemented in 2003 and to a lesser extent in 2004 as a result of significant net losses from operations. We have maintained or reduced the number of full time employees during the past three fiscal years, excluding employees of Intasys. We have been carrying over these cost reduction measures to our 2helix acquisition as part of the integration of that company. We expect to have increased costs and continuing liquidity demands during the current fiscal year as we devote significant effort during the current fiscal year to delivering products and services, supporting our customers under existing contracts and investing in new products.

Contractual Obligations and Commitments
The following table summarizes contractual obligations and commitments as of December 31, 2005:

Contractual Obligation	Payments Due by Period
(amounts in thousands)
		Less than 1			After 5
	Total	year	1-3 years	4-5 years	years
Operating Leases	$2,729	$1,070	$1,524	$135	$-0-

We have commercial commitments of two accounts receivable backed lines of credit discussed more fully below. One line of credit was renewed via an amended and restated loan and security agreement with the Bank on November 14, 2005; the outstanding balance at December 31, 2005 was $1.5 million. The other line of credit was newly opened on September 27, 2005; the outstanding balance on this line at December 31, 2005, was $1.0 million. Based on subsequent collections we have reduced our outstanding borrowings under these lines of credit at January 31, 2006, to $1.6 million. We also have issued standby letters of credit for security deposits for office space and to guarantee service contracts as summarized in the following table. The standby letters of credit have a one-year term and renew annually.

Other Commercial Commitments	Commitment Expiration Per Period (in thousands)
Total
	Amounts	Less than 1			Over 5
	Committed	year	1-3 years	4-5 years	years
Standby Letters of Credit	$539	$262	$277	$-0-	$-0-

     Line of Credit
In November 14, 2005, we renewed our loan and security agreement and entered into an amended and restated loan and security agreement with Silicon Valley Bank. This amended agreement expires and is subject to renewal on November 13, 2006. Under this agreement, we may borrow based upon the amount of our approved borrowing base of eligible accounts receivable, up to a maximum of $3.5 million. The line of credit has sub limits of $500,000 for cash secured letters of credit and $1.75 million for U.S. Export Import Bank usage. We can draw up to 70% of our eligible accounts receivable under the master line and 70% of our eligible foreign accounts receivable under the U.S. Export Import Bank sub limit line. Amounts borrowed bear interest at a rate equal to the bank’s prime rate plus 1.75% per annum, charged on the average daily balance of advances outstanding, payable monthly and calculated on a 360 days per year basis. We also pay certain costs and expenses of the bank in administering the line. The receivables comprising the borrowing base must not be more than 90 days aged, must not be in dispute, and must conform to other eligibility requirements. The agreement has a monthly quick ratio covenant which must be complied with on an intra-quarterly basis, and a minimum tangible net worth covenant which must be complied with on a quarterly basis. The agreement also subjects the Company to non-financial covenants, including restrictions over dividends and certain reporting requirements
We have an additional loan and security agreement which provides a second line of credit for the financing of non-standard accounts receivable. This new line expires and is subject to renewal on September 25, 2006. Under this second line, we may borrow based upon a borrowing base of specifically-approved accounts receivable not part of the borrowing base for our other line of credit, up to a maximum of $1.5 million. The line is administered under the specialty finance division of the Bank and its primary purpose is to allow financing for specific receivables with extended terms. We can draw up to 70% of approved accounts receivable under this new line. Amounts borrowed bear interest at a rate equal to the bank’s prime rate plus 2% per annum, charged on the outstanding financed gross receivable balance, calculated on a 360 day year basis, and payable upon the earlier of when the payment is received for the financed receivable or when the financed receivable is no longer an eligible receivable. We also pay certain costs and expenses of the bank in administering the line. The receivables comprising the borrowing base must not be more than 90 days aged, but financing for accounts receivable up to 180 days is available to the extent approved on a case-by-case basis by the Bank. All such receivables must not be in dispute, and must conform to other eligibility requirements. The agreement has no financial covenants, but does subject the Company to non-financial maintenance covenants, including restrictions over dividends.
ACE*COMM’s obligations under both agreements are secured by a security interest in all of our assets and intellectual property. Advances made to ACE*COMM are payable in full upon demand in the event of default under the agreement. As of December 31, 2005, we had borrowings totaling $1.5 million on the $3.5 million line of credit and there was $279 thousand available for additional borrowing based on then-outstanding accounts receivable. As of December 31, 2005, we had borrowings of $1.0 million under the $1.5 million line of credit. Based on subsequent collections we have reduced our outstanding borrowings under these lines of credit at January 31, 2006, to $1.6 million.
Under the terms of our corporate headquarters’ office lease, we maintain a letter of credit under our line of credit with our bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by us under the lease. The letter of credit currently required under the lease is $113 thousand, and will decrease annually each November through fiscal year 2008. We also maintain other customer related letters of credit issued by the Bank and secured under our line of credit to support specific terms and conditions of customer orders. The aggregate of these customer related letters of credit total approximately $539,000 at December 31, 2005.
    Liquidity Analysis
At December 31, 2005 we had cash and cash equivalents of $991 thousand. Our cash on hand has declined and borrowings under our bank lines have increased as our accounts receivable have increased as a result of deliveries under existing contracts. However, our working capital has increased to $2.1 million at December 31, 2005, from $0.7 million at June 30, 2005, and accounts receivable increased $1.9 million to $6.8 million at December 31, 2005, while accounts payables decreased by $0.4 million to $1.0 million. Our liquidity situation has begun to improve as we have collected approximately $2.0 million of these accounts receivable in January, enabling us to reduce the amounts outstanding under our lines of credit and improve our cash position. We expect to continue to have increased costs and liquidity demands during the remainder of the current fiscal year as we devote significant effort to delivering products and services and supporting our customers under the contracts resulting in our large backlog at December 31, 2005. We are continuing to manage our expenses to conserve cash and maintain adequate liquidity. We have no significant commitments for capital expenditures at December 31, 2005. We believe that existing consolidated cash balances reflecting the private financing in fiscal 2005, cash flows from operations, receipt of new contracts, and the availability of credit under our agreement with the Bank will support our working capital requirements for the next twelve months, based on our current expectations as to anticipated revenue, expenses and cash flow.
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
Our products must be continuously updated to work with changing technology and demand for our products could be impacted by any competitors introducing more advanced technology
To maintain and improve demand for our products, we must continue to develop and introduce value-added, timely and cost effective new products, features and services that keep pace with technological developments and emerging industry standards. Any failure to do this will limit the market into which we can sell our products and services. We are presently introducing new software products and pursuing the development of others. These products have not yet achieved market acceptance. Further, customers are always looking for the most advanced technology available, within certain price ranges. To the extent that competitors can offer more advanced technology within a given price range our sales would be adversely affected. Further, customer technology upgrades can lead to sometimes lengthy delays in orders for our products until their system upgrades are complete and they are in a position to have our products installed as part of their new systems.
The adverse conditions in the telecommunications industry continue despite improvements in the economy and may continue to do so
Our business and financial results are highly dependent on the telecommunications industry and the capital spending of our customers. Over the past four or five years capital spending by telecommunication companies has been at reduced levels. Telecommunications products and services have increasingly become commodities that cannot easily be distinguished, leading to lower margins and reduced spending on costly software. The reduction of spending by companies in the telecommunication industries has caused, and may continue to cause, a significant reduction in our revenues. Although over the past fiscal year we experienced an increase in demand from certain types of customers, other areas of our business have experienced continued weakness in demand and unwillingness of customers to spend significant sums on procuring new Convergent Mediation™ or OSS solutions products or services.
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
Many of our telecommunications customers involve credit risks for us
Many of our customers present potential credit risks, and we are dependent on a small number of major customers. The majority of our customers are in the telecommunication services industry and government sector, or are in the early stages of development when financial resources may be limited. Five customers represented 62% of our gross trade receivables balance as of December 31, 2005, and three of these five customers represented 50% of our gross trade receivables balance as of December 31, 2005. Because we depend on a small number of major customers, and many of our customers present potential credit risks for different reasons, our results of operations could be adversely affected by non-payment or slow-payment of receivables. We have also experienced losses from doubtful accounts. For a more detailed discussion of doubtful accounts please read the section labeled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Bad Debts.” Several of our international customers have negotiated extended payment terms, further separating the time payment is received from when costs are incurred.
We have experienced liquidity demands as a result of large contracts
We have been experiencing increased costs and liquidity demands during the current fiscal year as we have devoted significant effort to delivering products and services and supporting our customers under the contracts in backlog at December 31, 2005. Although these increased liquidity demands have started to subside as we have collected initial amounts generated under these contracts, we expect this situation to continue during the remainder of the current fiscal year.

We are dependent on our ability to borrow
We are dependent on our ability to borrow funds under our lines of credit. Any inability to borrow could have a material adverse effect on the Company. Additionally, our borrowings under our lines of credit are dependent upon our eligible and approved accounts receivable. In the event of an inability to borrow, we would require additional financing and the additional financing may not be available or may not be available on terms acceptable to us. The amounts of borrowings under our lines of credit have been increasing as a result of our liquidity demands, discussed in the prior paragraph, to $2.5 million as of December 31, 2005. Our outstanding borrowings at January 31, 2006 equaled $1.6 million as a result of collections under certain contracts.
We are increasingly subject to the risks and costs of international sales, and failure to manage these risks would have an adverse effect on us
A substantial portion of our revenues are derived from international sales and are therefore subject to the risks of conducting business overseas, including the general economic conditions in each country, the overlap of different tax structures, the difficulty in managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, foreign currency translations and longer payment cycles. We derived approximately $3.0 million, or 45%, of our total revenue and $3.0 million, or 63%, from customers outside of the United States for the three months ended December 31, 2005 and 2004, respectively. We derived $8.2 million, or 61% of total revenue and $6.1 million, or 64% of total revenue from customers outside of the United States for the six months ended December 31, 2005 and 2004, respectively. To the extent that we have increased our international revenue sources over the last three years, the impact of the risks related to international sales could have an increasingly larger effect on our financial condition as a whole.
Failure to manage risks of potential acquisitions would have an adverse effect on us
We have completed three significant acquisitions over the past two and half years, and pursuing additional acquisitions to expand our product line remains part of our growth plan. However, acquisitions involve a number of potential adverse consequences. In particular, failure to identify or evaluate risks such as possible loss of major customers, or inability to correctly evaluate costs of combining businesses or technologies have in the past and in the future could cost us significant resources, dilution to our stockholders or loss of valuable time. In addition, recent acquisitions have included expenses associated with in process research and development and require us to absorb the cost of completion of ongoing product development. Failure to complete product development on time and within projected cost estimates would have an adverse affect on operating results and potentially decrease the value of the acquisition. Acquisitions may require additional financing and the additional financing may not be available or may not be available on terms acceptable to us.
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
We are exposed to interest rate risk related to any borrowings under our line of credit. As of December 31, 2005, borrowings outstanding under our line of credit were approximately $2.5 million. Our market risk sensitive instruments do not expose us to material market risk exposures. Should interest rates increase or decrease 1%, interest expense would increase or decrease $25,000 based on our borrowings as of December 31, 2005.

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
PART II: OTHER INFORMATION

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECUITY HOLDERS
On December 2, 2005, the Registrant held its 2005 Annual Meeting of Stockholders. A vote was held for the election of Directors and the stockholders re-elected Directors George Jimenez and J. William Grimes. Both are Class III directors and their terms will expire at the 2008 Annual Meeting. The stockholders also took the following action at the 2005 Annual Meeting:
To approve the proposal to approve the Amended and Restated Omnibus Stock Plan, as amended.

Votes For: 8,575,143	Votes Against: 562,899	Abstain: 68,488	Broker Non-Votes: 6,895,419
To approve the proposal to amend the 2000 Stock Option Plan for Directors.

Votes For: 8,374,364	Votes Against: 749,488	Abstain: 82,678	Broker Non-Votes: 6,895,419
To approve the proposal to ratify the selection of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending June 30, 2006.

Votes For: 15,987,212	Votes Against: 42,616	Abstain: 72,121	Broker Non-Votes: 0

ITEM 6	EXHIBITS
(a) Exhibits

Exhibit 10	Form of Restricted Stock
Exhibit 31.1	Certification of Chief Executive Officer
Exhibit 31.2	Certification of Chief Financial Officer
Exhibit 32	Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE*COMM CORPORATION

February 14, 2006	By	/s/George T. Jimenez
George T. Jimenez
Chief Executive Officer

/s/Steven R. Delmar

Steven R. Delmar
Chief Financial Officer
(Principal Financial Officer)