Form 10-Q
period 2006-03-31
ACE COMM CORP
filed 2006-05-05
CIK 1017526

As filed with the Securities and Exchange Commission on May 5, 2006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☐ No ☑
The number of shares of Common Stock outstanding as of May 2, 2006 was 17,682,532.

ACE*COMM CORPORATION
INDEX

Part I — Financial Information

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and June 30, 2005	3

Consolidated Statements of Operations (Unaudited) for the three and nine months ended March 31, 2006 and 2005	4

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2006 and 2005	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2 Management’s Discussion and Analysis of Results of Operations and Financial Condition	15

Item 3 Quantitative and Qualitative Disclosures about Market Risk	28

Item 4 Controls and Procedures	28

Part II — Other Information

Item 6 Exhibits	28

Signatures

Certifications

PART I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
ACE*COMM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	March 31,	June 30,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$985	$2,683
Accounts receivable, net	7,406	4,870
Inventories, net	959	532
Deferred contract costs	18	85
Prepaid expenses and other	653	601

Total current assets	10,021	8,771
Property and equipment, net	794	636
Goodwill	522	1,681
Acquired intangibles, net	1,049	2,001
Other non-current assets	849	478
Total assets	$13,235	$13,567

Liabilities and Stockholders’ Equity

Current liabilities:
Borrowings	$2,158	$2,332
Accounts payable	939	1,379
Accrued expenses	1,551	1,940
Accrued compensation	899	1,013
Deferred revenue	1,700	1,454

Total current liabilities	7,247	8,118
Long-term notes payable	33	72

Total liabilities	7,280	8,190

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 45,000,000 shares authorized, 17,550,297 and 16,694,330 shares issued and outstanding	176	167
Additional paid-in capital	34,679	34,808
Other accumulated comprehensive loss	(146)	(32)
Accumulated deficit	(28,754)	(29,566)
Total stockholders’ equity	5,955	5,377

Total liabilities and stockholders’ equity	$13,235	$13,567

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Licenses and hardware	$3,509	$1,066	$10,161	$5,212
Services	3,194	2,694	9,966	7,985

Total revenue	6,703	3,760	20,127	13,197

Cost of licenses and hardware revenue	323	742	1,805	2,193
Cost of services revenue	1,972	1,253	5,272	3,919

Total cost of revenue	2,295	1,995	7,077	6,112

Gross profit	4,408	1,765	13,050	7,085

Selling, general, and administrative	3,080	2,548	9,237	7,169
Research and development	872	631	2,826	1,745
Acquired in process research and development	—	5,118	—	5,118
Income (loss) from operations	456	(6,532)	987	(6,947)
Interest expense	91	16	174	24
Gain from settlement of debt obligation	—	—	—	228
Income (loss) before income taxes	365	(6,548)	813	(6,743)
Income tax expense	—	45	1	60

Net income (loss)	$365	$(6,593)	$812	$(6,803)

Basic net income (loss) per share	$.02	$(.47)	$.05	$(.49)

Diluted net income (loss) per share	$.02	$(.47)	$.05	$(.49)

Shares used in computing net income (loss) per share:
Basic	16,889	13,981	16,838	13,844

Diluted	17,679	13,981	17,351	13,844

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$812	$(6,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,058	455
Provision for doubtful accounts	107	157
Gain from settlement of debt obligation	—	(228)
In process research and development costs acquired	—	5,118
Restricted stock compensation expense	42	—
Stock option compensation expense	78	—
Changes in operating assets and liabilities:
Accounts receivable	(2,643)	(261)
Inventories, net	(20)	(104)
Prepaid expenses and other assets	(52)	(130)
Deferred contract costs	67	347
Accounts payable	(440)	116
Accrued liabilities	(666)	321
Deferred revenue	246	(150)

Net cash used in operating activities	(1,411)	(1,162)

Cash flows from investing activities:
Purchases of property and equipment	(507)	(190)
2helix acquisition	—	392
Purchase of certificate of deposit for letter of credit	—	(500)
Contract rights acquired from Intasys	—	(100)
Purchases of other non-current assets	(338)	—

Net cash used in investing activities	(845)	(398)
Cash flows from financing activities:
Net borrowings on line of credit	200	160
Other notes payable	(38)	—
Net proceeds from private financing transaction	—	2,131
Proceeds from employee stock purchase plan and exercise of stock options	488	73
Net cash provided by financing activities	650	2,364

Net decrease in cash and cash equivalents	(1,606)	804
Effect of exchange rate change on cash	(92)	50
Cash and cash equivalents at beginning of period	2,683	2,881
Cash and cash equivalents at end of period	$985	$3,735

Supplemental disclosure of cash flow information:
Cash paid during the period for Interest	$154	$32
Cash paid during the period for Income taxes	$1	$15
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with software purchase	$791	$—
Issuance of common stock in connection with 2helix purchase	$—	$5,508
Return of common stock in connection with the 2helix re-negotiation	$1,521	$—
Reduction of notes payable and accrued interest in connection with the	$356	$—
2helix re-negotiation
Issuance of common stock related to the grant of restricted stock	$349	$—
The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
In situations when our products involve significant modification or customization of software, or when our systems integration and product development are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. Approximately 8% and 10% of our revenues were calculated under this method for the three and nine months ended March 31, 2006, respectively. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered as the majority of the hardware is from third parties and the hardware is rarely modified.
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
When our contracts contain extended payment terms, we defer recognition of revenue until amounts become due pursuant to payment schedules and no other uncertainties exist. We correspondingly defer a proportionate amount of contract cost which will be matched against the deferred revenue when recognized. Should management make the determination that previously deferred revenue will not be recognized, the corresponding amount of deferred contract cost will be charged to expense at that time. As of March 31, 2006, we have deferred $18 thousand contract costs in accordance with this policy.
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
Cash and cash equivalents
ACE*COMM considers all investments with an original maturity of three months or less to be cash equivalents. Cash held in foreign bank accounts was $204 thousand and $852 thousand at March 31, 2006 and 2005, respectively.
Impairment of Long-Lived Assets
ACE*COMM evaluates the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. ACE*COMM did not record an impairment during the three months and nine months ended March 31, 2006 and 2005, respectively. If we were to adjust our estimate of future cash flows downward in the future, we may be required to record an impairment charge to reduce the carrying value of long-lived and intangible assets.

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
Total comprehensive income (loss) consists of the following (in thousands):

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$365	$(6,593)	$812	$(6,803)
Other comprehensive income (foreign currency translation)	9	(43)	(114)	56

Total other comprehensive income (loss)	$374	$(6,636)	$698	$(6,747)

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
Effective July 1, 2005, the Company adopted Statement 123(R) using the modified-prospective-transition (MPT) method. Under this method, the Company’s prior periods do not reflect any restated amounts. The Company recognized $21 thousand and $78 thousand of compensation expense related to stock options during the three and nine months ended March 31, 2006, respectively, as a result of the adoption of Statement 123(R). If Statement 123(R) had not been adopted, basic and diluted net income per share would have remained at $0.02 per share and $0.05 per share for the three and nine months ended March 31, 2006, respectively. We expect to recognize expense related to stock options of $99 thousand in fiscal 2006, $71 thousand in fiscal 2007, $20 thousand in fiscal 2008 and $2 thousand in fiscal 2009 associated with unvested awards not yet recognized. During the nine months ended March 31, 2006, we granted restricted stock as disclosed in Note 5 which has been recorded at an aggregate fair value, after forfeitures, of $389 thousand which will be amortized over 4 years as the shares vest and the restrictions lapse. During the nine months ended March 31, 2006, the Company granted 42,000 stock options under the 2000 Stock Option Plan for Directors with a fair value of $59 thousand and we recognized $23 thousand expense related to these options during the period. The assumptions included in the fair value calculations for the quarter ended March 31, 2006 are expected life of 3 years, interest rate of 4.46%, expected volatility of 83% and dividend yield of 0%.
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
Through June 30, 2005, the Company generally applied Accounting Principles Board (APB) Opinion No. 25, ''Accounting for Stock Issued to Employees,’’ and related interpretations in accounting for stock options and presented pro forma net income and earnings per share data as if the accounting prescribed by Statement of Financial Accounting Standards No. 123, ''Accounting for Stock Based Compensation,’’ had been applied. The Company also applies the provisions of FIN 44, “Accounting for Certain Transactions Involving Stock Compensation,” as required when modifications and other provisions cause the application of variable accounting which calls for the periodic measurement of compensation expense based on the difference in the exercise price and the underlying value of the related stock and the guidance in Emerging Issues Task Force bulletin 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”
Transactions for which non-employees are issued equity instruments for goods or services received are recorded by the Company based upon the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more readily measured. During September 2005, we issued 325,625 shares of common stock for a non-exclusive perpetual software license to be utilized to enhance our flexible mediation product and rating capabilities. The license is valued at $1.3 million. This is based on stock issued of $791 thousand, $500 thousand paid in cash and $50,000 to be paid in one year. The stock value is based on the weighted average for the two days prior and two days subsequent to the measurement date of August 17, 2005 which is the date we formally received the source code. The cost of the license is being amortized over 36 months beginning in October 2005, which is the date sales efforts began.
For the purposes of the pro forma amounts shown, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net (loss) income and basic and diluted net (loss) income per common share would have been changed to pro forma amounts in the following table for the three and nine months ended March 31, 2005.
The Company adopted SFAS No. 123(R) effective July 1, 2005 and accordingly has included compensation expense in results of operations; therefore, pro-forma information is only presented for the three and nine months ended March 31, 2005.

The assumptions included in the fair value calculations for the quarter ended March 31, 2005 are expected life of 3 years, interest rate of 3.5%, expected volatility of 110% and dividend yield of 0%. Amounts are in thousands except per share amounts.

	For the three	For the nine
	months ended	months ended
	March 31,	March 31,
	2005	2005
	(Unaudited)	(Unaudited)
Net income (loss)	$(6,593)	$(6,803)
Add: Total stock-based compensation expense reported in net loss	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards*	(238)	(710)

Pro forma net loss	$(6,831)	$(7,513)

Earnings per share basic and diluted:
As reported	$(0.47)	$(0.49)
Pro forma	$(0.49)	$(0.54)

Weighted average common shares outstanding:
Basic	13,981	13,844
Diluted	13,981	13,844

*	All awards refers to awards granted, modified or settled in fiscal periods beginning after December 15, 1994 — awards for which the fair value was required to be measured under Statement 123.
Recently Issued Accounting Pronouncements -
In November 2004, the FASB issued SFAS No. 151 “Inventory Costs,” an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is currently evaluating the financial statement impact of the adoption of SFAS 151. The Company adopted SFAS No. 151 effective July 1, 2005 and this did not impact the financial results for the nine months ended March 31, 2006.
NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable consist of the following (in thousands):

	March 31,	June 30,
	2006	2005
Billed receivables	$5,509	$4,246
Unbilled and other receivables	2,091	713
Allowance for doubtful accounts	(194)	(89)

	$7,406	$4,870

Billed
At March 31, 2006, five customers, including four international customers, comprised $3.3 million or 59% of the total billed receivables and 55% of this balance is current. Four of these five customers have balances greater than ninety days which total

$1.5 million and comprise 88% of the greater than ninety days balance of $1.7 million. As of May 3, 2006, the Company had collected $298 thousand of this amount. Management believes the remaining uncollected amounts will be collected. International customers have traditionally taken longer to pay than domestic customers.
Unbilled
Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year.
Allowance for doubtful accounts
The Company recorded a provision for doubtful accounts of $117 thousand, wrote off $14 thousand in uncollected accounts, and credited the allowance for recoveries $2 thousand during the nine months ended March 31, 2006. We recorded a provision for doubtful accounts of $157 thousand, wrote off $604 thousand and credited the allowance for recoveries $21 thousand during the nine months ended March 31, 2005.
Management continuously assesses the collectibility of accounts receivable and establishes reserves when necessary based on factors considered which include customer creditworthiness and past payment history.
NOTE 4 — INVENTORY
Inventory consists of the following (in thousands):

	March 31,	June 30,
	2006	2005
Inventory	$1,280	$857
Allowance for obsolescence	(321)	(325)

	$959	$532

Inventory write-offs during the nine months ended March 31, 2006 and 2005 were $0. In September 2005, we purchased a non-exclusive perpetual software license valued at $1.3 million. The cost of the license is being amortized over 36 months beginning in October 2005. The current portion of the license of $447 thousand is included in inventory and the balance of the license is included in other assets.
NOTE 5 — STOCKHOLDERS’ EQUITY
During the nine months ended March 31, 2006, the Company issued 23,723 shares of common stock under the Employee Stock Purchase Plan. During the nine months ended March 31, 2006, the Company granted 42,000 stock options under the 2000 Stock Option Plan for Directors with a fair value of $59 thousand and we recognized $23 thousand expense related to these options during the period. The assumptions included in the fair value calculations for the quarter ended March 31, 2006 are expected life of 3 years, interest rate of 4.46%, expected volatility of 83% and dividend yield of 0%.
During the nine months ended March 31, 2006, the Company issued 137,667 shares as restricted stock grants of which 10,500 shares were cancelled due to employee terminations. These grants vest over four years. The Company recognized $42 thousand expense during the period related to these stock grants.
Other accumulated comprehensive loss comprises foreign currency translation charges associated with operations in the United Kingdom, Australia and Canada.
During September 2005, we issued 325,625 shares of common stock for a non-exclusive perpetual software license to be utilized to enhance our flexible mediation product and rating capabilities. The license is valued at $1.3 million. This is based on stock issued of $791 thousand, $500 thousand paid in cash, and $50,000 to be paid in one year. The stock value is based on the weighted average for the two days prior and two days subsequent to the measurement date of August 17, 2005, which is the date we formally received the source code. The cost of the license is being amortized over 36 months beginning in October 2005, which is the date sales efforts began.

On March 31, 2005, we completed a private placement of 1,000,000 units at $2.50 per unit, resulting in aggregate gross proceeds to ACE*COMM of $2,500,000. Each unit sold in the private placement consisted of one share of ACE*COMM’s common stock and a warrant to acquire 0.50 shares of ACE*COMM common stock at an exercise price of $3.53 per share. Together with each unit we granted an additional investment right for a six month period commencing with effectiveness of the registration statement to acquire one share of ACE*COMM common stock at an exercise price of $2.50 per share and a three-year warrant to acquire 0.50 shares of ACE*COMM common stock at an exercise price of $3.53 per share. The closing price of ACE*COMM’s common stock on March 31, 2005 was $3.18.
We renegotiated the additional investment right with the investors in October 2005. Instead of a six-month additional investment right to acquire 1,000,000 shares of ACE*COMM common stock at an exercise price of $2.50 per share, each share of which would come with a five-year warrant to acquire 0.50 shares of ACE*COMM common stock at an exercise price of $3.53 per share, the investors now hold warrants to purchase 1.9 million shares at an exercise price of $2.50 per share for a six month period commencing with effectiveness of the registration statement. The registration statement covering the stock issued to the investors and the shares underlying the warrants was declared effective on March 3, 2006. In addition, certain provisions related to the possible payment of liquidated damages were modified to cap the amount of such damages which could be paid. Management has considered the provisions of EITF 00-19 and determined the warrants to be properly classified as equity instruments.
NOTE 6 — MERGERS AND ACQUISITIONS
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
The new earn-out will be based upon a revenue target of Network Business Intelligence and will be paid on a graduated scale starting at 75% achievement of the revenue target and for achievement above 100% an additional 30,904 shares are earned for each 5% increase in revenues. At 100% of the revenue target, the 618,084 shares that will be held in escrow will be earned and released. The earn-out has not been recorded because the achievement of the revenue target, which is for the two fiscal years endings on June 30, 2007, is not probable at this time. Should the earn-out become probable , the additional consideration then payable will be recorded as an adjustment to the purchase price in accordance with generally accepted accounting principles. The effects of the amendment are reflected in our financial statements for the second quarter of fiscal 2006.

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
On the date of the purchase the projects were approximately 50% completed and as of March 31, 2006 development was essentially complete for our initial projects. The Company has expanded its development efforts and is developing a series of products centered around the 2helix products and will include other ACE*COMM and third party products under the title of Network Business Intelligence. This new effort is in development and incurred costs are included in research and development.
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
Contributory Charges — Contributory charges for working capital, fixed assets and assembled workforce were taken into account. Historical balances were used to estimate the contributory balances, when available.
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

NOTE 8 — SEGMENT INFORMATION
The Company is managed as one segment and results are measured based on revenue type and not business unit. However, we do not measure operating profit by revenue source. The following table reflects revenues by type and geographic location:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue by Type
Enterprise	$3,110	$1,540	$7,390	$4,226
Network Service Provider (NSP)	1,611	974	7,518	5,149
Operations Support Systems (OSS)	1,982	1,243	5,219	3,806
IT and Other	—	3	—	16

Total Revenue	$6,703	$3,760	$20,127	$13,197

Revenue by Location
Asia	$876	$607	$2,260	$2,209
North America	3,490	1,150	9,313	4,522
Europe	1,406	1,939	5,357	5,177
Middle East	379	60	2,645	1,252
Africa	360	—	360	—
South America	192	4	192	37

Total Revenue	$6,703	$3,760	$20,127	$13,197

We purchased 2helix in March 2005. Accordingly, the results of 2helix revenues are included in our results of operations for the three months ended March 31, 2006 in OSS revenue. Previous periods do not include the revenue of 2helix. As part of the integration of 2helix we have begun implementing cost reduction and efficiency actions consistent with our prior efforts to maintain costs.
During the nine months ended March 31, 2006 and 2005, one customer comprised 20% and 2% of revenue, respectively. Total revenues earned outside of the US represents 58% of total revenue earned for the nine months ended March 31, 2006.

NOTE 9 — EARNINGS PER SHARE (in thousands, except per share amounts)
The following is a reconciliation of the numerators and denominators of basic net income (loss) per common share (“Basic EPS”) and diluted net income (loss) per common share (“Diluted EPS”):

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic EPS:
Net income (loss) — numerator
Net income (loss) available to common shareholders	$365	$(6,593)	$812	$(6,803)
Shares — denominator
Weighted average common shares	16,889	13,981	16,838	13,844

Basic EPS	$0.02	$(0.47)	$0.05	$(0.49)

Diluted EPS:
Net income (loss) — numerator
Net income (loss) available to common shareholders	$365	$(6,593)	$812	$(6,803)
Shares — denominator
Weighted average common shares	16,889	13,981	16,838	13,844
Stock options *	535	—	420	—
Restricted stock	127	—	72	—
Warrants	128	—	21	—
Total weighted shares and equivalents	17,679	13,981	17,351	13,844

Diluted EPS	$0.02	$(0.47)	$0.05	$(0.49)

*	Due to the loss incurred during the nine months ended March 31, 2005, zero incremental shares related to stock options are included in the calculation of Diluted EPS because the effect would be anti-dilutive. The total number of potentially dilutive shares not included in the EPS calculation at March 31, 2005 due to anti-dilution was 290,367.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company, some or all of which may involve risk and uncertainty. ACE*COMM often introduces a forward-looking statement by such words as “anticipate,” “plan,” “projects,” “continuing,” “ongoing,” “expects,” “management (or the Company) believes,” or “intend.” Investors should not place undue reliance on these forward-looking statements, which involve estimates, assumptions, risks and uncertainties that could cause actual results to vary materially from those expressed in this Report or from those indicated by one or more forward-looking statements. The forward-looking statements speak only as of the date on which they were made, and the Company undertakes no obligation to update any of the forward-looking statements. In evaluating forward-looking statements, the risks and uncertainties investors should specifically consider include, but are not limited to, demand levels in the relevant markets for the Company’s products, the ability of the Company’s customers to make timely payment for purchases of its products and services, the risk of additional losses on accounts receivable, success in marketing the Company’s products and services internationally, the effectiveness of cost containment strategies, as well as the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, and in subsequent reports filed with the Securities and Exchange Commission, including the matters set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Additional Factors Affecting Future Operating Results,” as well as other matters presented in this Report.

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
Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During the three months ended March 31, 2006, we had 12 customers generating $150,000 or more in revenue during the period (“Major Customers”) representing approximately 71% of total revenue. One customer, Northrup Grumman (28% of revenue), had revenue greater than 10% of reported revenue. During the three months ended March 31, 2005, we had six Major Customers representing approximately 54% of total revenue. Our largest three customers during the three months ended March 31, 2005 were an international systems integrator whose purchases represented approximately 23% of revenue and two wireless service providers in the UK whose purchases represented approximately 16% of total revenue. The average revenue earned per Major Customer was $395 thousand and $337 thousand, respectively, for the three months ended March 31, 2006 and 2005.
The revenues from Northrup Grumman relate to a major contract with the U.S. Air Force, discussed below under the caption “Recent Developments.” That contract, which constitutes a large portion of our backlog, is still in its early stages, with most deliveries still to come.
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
Even as our newer technologies have been gaining market acceptance, we have experienced some reductions in demand from existing customers due to the continuing changes in the telecommunications industry. We experienced a decline in the number of potential customers for our OSS products and services and a reduction in our existing customer base in the UK as a result of consolidation within the UK service provider market by network providers. Our largest customer in this group has given notice that they will be terminating their service contract with us in the current quarter. This customer accounted for 9% of our consolidated revenues in fiscal 2005 and 5% for the first nine months of fiscal 2006.
As a result of previous losses, we are continuing to manage our costs and have maintained numerous cost reduction measures which have kept operating expenses low. We have carried over these cost reduction measures to our acquisitions as part of the integration of the acquired companies.
Over the past year, we have increased our contract backlog, which was $18.6 million at March 31, 2006. We experienced increased costs and liquidity demands during the current fiscal year as we have devoted significant effort to delivering products and services and supporting our customers under these contracts, and the amounts of borrowings under our lines of credit increased as a result to $2.5 million as of September 30, 2005 and $2.5 million as of December 31, 2005. These increased liquidity demands have started to subside as we have collected initial amounts generated under these contracts. The amount of borrowings under our lines of credit equaled $1.8 million at March 31, 2006, and we had no outstanding borrowings at April 20, 2006.
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
Private Placement
On March 31, 2005, we completed a private placement of 1,000,000 units at $2.50 per unit, resulting in aggregate gross proceeds to ACE*COMM of $2,500,000. Each unit sold in the private placement consisted of one share of ACE*COMM’s common stock and a warrant to acquire 0.50 shares of ACE*COMM common stock at an exercise price of $3.53 per share. Together with each unit we granted an additional investment right for a six month period commencing with effectiveness of the registration statement to acquire one share of ACE*COMM common stock at an exercise price of $2.50 per share and a three-year warrant to acquire 0.50 shares of ACE*COMM common stock at an exercise price of $3.53 per share. The closing price of ACE*COMM’s common stock on March 31, 2005 was $3.18.
We renegotiated the additional investment right with the investors in October 2005. Instead of a six-month additional investment right to acquire 1,000,000 shares of ACE*COMM common stock at an exercise price of $2.50 per share, each share of which would come with a five-year warrant to acquire 0.50 shares of ACE*COMM common stock at an exercise price of $3.53 per share, the investors now hold warrants to purchase 1.9 million shares at an exercise price of $2.50 per share for a six month period commencing with effectiveness of the registration statement. In addition, certain provisions related to the possible payment of liquidated damages were modified to cap the amount of such damages which could be paid. The registration statement covering the stock issued to the investors and the shares underlying the warrants was declared effective on March 3, 2006.
Department of Defense Contract
In April 2005, we were selected to provide our NetPlus telecommunications system to the Air Force for a global deployment with Northrup Grumman as the prime contractor. These programs will encompass hundreds of installations, and are expected to total in excess of $20 million in revenues for us over their lifespan. They include initial deployments scheduled over an 18 month timeframe, follow-on contracts for life cycle support and maintenance, further opportunities for ongoing upgrades and improvements, and additional sales opportunities for future versions of NetPlus EOSS and possibly new products recently acquired as a part of 2helix. We have commenced work under this contract, but because of certain re-designs and changes in the delivery schedule it remains in the early stages. Most deliveries are still to come, likely next fiscal year, and most of the delivery orders are still in our backlog at March 31, 2006. We also have significant unbilled accounts receivable associated with this contract.
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
In situations when our products involve significant modification or customization of software, or when our systems integration and services are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered. Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis. Approximately 8% and 10% of our revenue for the three months and nine months ended March 31, 2006, respectively, was derived from contracts accounted for under the percentage of completion method.
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
Impairment of Long-Lived Assets
We evaluate the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. We did not record an impairment charge during the three months ended March 31, 2006 and 2005.
Results of Operations
The following table shows the percentage of revenue of certain items from ACE*COMM’s statements of operations:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of revenue	34.2%	53.0%	35.2%	46.3%
Selling, general and administrative expenses	46.0%	67.8%	45.9%	54.3%
Research and development	13.0%	16.8%	14.0%	13.2%
In process research and development	0.0%	136.1%	0.0%	38.8%

Income (loss) from operations	6.8%	(173.7)%	4.9%	(52.6)%
Interest expense	1.4%	0.4%	0.9%	0.2%
Other income	0.0%	0.0%	0.0%	1.7%

Income (loss) before income taxes	5.4%	(174.1)%	4.0%	(51.1)%
Income tax expense	0.0%	1.2%	0.0%	0.4%

Net income (loss)	5.4%	(175.3)%	4.0%	(51.5)%

The above reflects the results of operations from the purchase of 2helix in March 2005. Previous periods do not include the revenue and expenses of 2helix.
Revenues
The following summarizes revenue for the three and nine months ended March 31, (in thousands):

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Licenses and hardware	$3,509	$1,066	$10,161	$5,212
Services	3,194	2,694	9,966	7,985

Total revenue	$6,703	$3,760	$20,127	$13,197

Total revenues for the three months ended March 31, 2006 were $6.7 million compared to $3.8 million in 2005 reflecting an increase of $2.9 million or 76%. Total revenues for the nine months ended March 31, 2006 were $20.1 million compared to $13.2 million in 2005 reflecting an increase of $6.9 million or 52%. License and hardware revenue increased by $2.4 million to $3.5 million for the three months ended March 31, 2006 compared to 2005 and by $5.0 million to $10.2 million for the nine months ended March 31, 2006 compared to 2005. The increase is primarily due to revenues of $1.5 million and $3.0 for a software license related to the Air Force contract for the three and nine months ended March 31, 2006, respectively.
Services revenue increased by $0.5 million from $2.7 million for the three months ended March 31, 2005 to $3.2 million in 2006 and by $2.0 million from $8.0 million for the nine months ended March 31, 2005 to $10.0 million for the nine months ended March 31, 2006. The majority of this increase was principally the result of initial revenues under the Air Force contract of $0.4 million and $1.1 million for the three and nine months, respectively, and the inclusion of the revenues from 2helix for $0.2 million and $0.9 million for the three and nine months ended March 31, 2006, respectively.

Revenue from sales to network service providers increased 60% from $1.0 million to $1.6 million for the three months ended March 31, 2006 and 44% from $5.2 million to $7.5 million for the nine months ended March 31, 2006. This increase was primarily the result of revenues from new major customers. Revenue from sales to enterprises increased 107% from $1.5 million to $3.1 million for the three months ended March 31, 2006 and increased 76% from $4.2 million to $7.4 million for the nine months ended March 31, 2006. The increase in Enterprise revenue is primarily due to the license and services revenue of $1.9 and $4.1 million related to the Air Force contract for the three and nine months ended March 31, 2006, respectively.
Revenue from sales of Operations Support Systems increased 67% from $1.2 million to $2.0 million for the three months ended March 31, 2006 compared to 2005 and increased 37% from $3.8 million to $5.2 million for the nine months ended March 31, 2006. The increase in Operations Support Systems revenue is primarily due to a large software license with one-time revenue of $0.4 million. The Operations Support Systems products were acquired with the purchase of the assets from Intasys in February 2004 and 2helix in March 2005, and represented 30% of total revenue for the quarter. 2helix revenues were $0.2 million and $0.9 million for the three and nine months ended March 31, 2006, respectively.
Backlog was $18.6 million as of March 31, 2006 compared to $11.6 million at March 31, 2005 and $23.1 million at June 30, 2005. We define backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services to be provided to customers generally within one year. We have experienced fluctuations in our backlog at various times. We anticipate that $3.3 million of the backlog will be recognized during the remainder of fiscal year 2006. Although a large portion of our backlog relates to a major contract with the U.S. Air Force, discussed above under the caption “Recent Developments,” that contract is still in its early stages, with most deliveries still to come later this fiscal year and next. Although we believe that our entire backlog consists of firm orders, our backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the contracting process.
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
Cost of revenues was $2.3 million and $2.0 million for the three months ended March 31, 2006 and 2005, respectively, representing 34% and 53% of revenues, respectively. Cost of revenues was $7.1 million and $6.1 million for the nine months ended March 31, 2006 and 2005, respectively, representing 35% and 46% of revenues, respectively. Cost of revenues increased due to the increase in revenues but decreased as a percentage of revenue because revenues increased significantly and our cost base remained relatively fixed.
Cost of licenses and hardware revenue was $323 thousand and $742 thousand for the three months ended March 31, 2006 and 2005, respectively, representing 9% and 70% of licenses and hardware revenue, respectively. Cost of licenses and hardware revenue was $1.8 million and $2.2 million for the nine months ended March 31, 2006 and 2005, respectively, representing 18% and 42% of licenses and hardware revenue, respectively. The percentages of revenues decreased due to lower materials costs associated with hardware revenue and fixed costs being spread over lower revenues. In addition, in each of the quarters ended December 31, 2005 and March 31, 2006, we recognized $1.5 million of revenue related to licenses delivered in June 2005, which was deferred due to extended payment terms. As such, there was no cost of sales associated with the revenue recognized.
Cost of services revenue was $2.0 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively, representing 62% and 47% of services revenue for those periods, respectively. Cost of services revenue was $5.3 million and $3.9 million for the nine months ended March 31, 2006 and 2005, respectively, representing 53% and 49% of services revenue for those periods, respectively. Cost of services revenue increased due to the increase in revenues, but remained relatively constant as a percentage of revenues.
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
SG&A expenses were $3.1 million and $2.6 million for the three months ended March 31, 2006 and 2005, respectively, representing 46% and 68% of total revenues in each period, respectively. SG&A expenses were $13.1 million and $7.1 million for the nine months ended March 31, 2006 and 2005, respectively, representing 46% and 54% of total revenues in each period, respectively. The increase in 2006 includes 2helix SG&A expenses of $0.5 million and $1.5 million for the three and nine months ended March 31, 2006, respectively. We have also increased our marketing and sales efforts related to our new products, such as Parent Patrol, resulting in an increase in SG&A.
     Research and Development Expenses
Research and development (R&D) expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of our products such as JBill Global and NetPlus and our convergent mediation service delivery platform.
Research and development expenses were $872 thousand and $631 thousand for the three months ended March 31, 2006 and 2005, respectively, and represented 13% and 17% of revenues for the three months ended March 31, 2006 and 2005, respectively. Research and development expenses were $2.8 million and $1.8 million for the nine months ended March 31, 2006 and 2005, respectively, and represented 14% and 13% of revenues for the nine months ended March 31, 2006 and 2005, respectively. Research and development during the three and nine months ended March 31, 2006 includes $274 thousand and $1.0 million, respectively, related to 2helix. 2helix has several software tools that are being developed into software products that we intend to complete and sell either as stand alone or integrated into our convergent mediation service delivery platform, as discussed more fully in Note 7 of the Notes to our Consolidated Financial Statements. We recently introduced our Network Business Intelligence™ suite consisting of ACE*COMM and 2helix products.
We have expanded the scope of our development efforts to include new applications such as Parent Patrol™ which provides a wireless network control solution. Additionally, we have branded a combination of 2helix, ACE*COMM and third party solutions under the Network Business Intelligence product suite. Network Business Intelligence products enable telecom carriers and service providers to benchmark and improve their data management processes and systems to increase the value of each individual customer, reduce churn, increase their return on investment on marketing and sales, improve internal accountability, and support their billing, revenue assurance, network management, and CRM operations. These expenses are expected to continue at or above the current levels for the remainder of fiscal year 2006 as we continue to develop the 2helix products and expand development of existing ACE*COMM products. During the quarter we received a contract from a Latin American Mobile Operator for our Network Business Intelligence™ product.
Although research and development expenses have increased and are expected to continue at or above the current level, we are pursuing several strategies to control costs in this area. We have been selective in approving new projects and in some instances discontinued projects that were not related to core future solutions. We are also evaluating alternative development opportunities such as outsourcing to continue to manage our expenses. In instances where we charge our customers for custom development we include the costs associated with the development in the cost of revenues. Finally, we have been pursuing opportunities to license or acquire market-ready new technology from third parties as part of our strategy for expanding our product offerings. During September 2005, we acquired a non-exclusive perpetual software license to be utilized to enhance our flexible mediation product and rating capabilities. The purchase was largely for common stock but also involved payment of $500 thousand in cash with $50 thousand more to be paid in one year, as discussed more fully in Note 6 of the Notes to our

Consolidated Financial Statements.
Liquidity and Capital Resources
Asset and Cash Flow Analysis
We had cash and cash equivalents of $1.0 million and $2.7 million at March 31, 2006 and June 30, 2005, respectively. Cash and cash equivalents decreased by $1.7 million from June 30, 2005 to March 31, 2006, and comprised 7% and 20% of total assets as of March 31, 2006 and June 30, 2005, respectively. The net decrease is due to the increased activity resulting from our new contracts and costs associated with the acquisition and integration of 2helix, and an increase in our accounts receivable towards the end of the last quarter. Accounts receivable increased $2.5 million from June 30, 2005 to March 31, 2006 to $7.4 million while accounts payables decreased by $0.4 million. Our accounts receivable increased as a result of deliveries under existing contracts, and as our accounts receivable have grown our cash on hand has decreased. Our working capital has increased to $2.8 million at March 31, 2006 from $0.7 million at June 30, 2005 and our liquidity situation has started to improve as we have collected initial amounts generated under these contracts, enabling us to reduce the amounts outstanding under our lines of credit. The amount of borrowings under our lines of credit equaled $1.8 million at March 31, 2006, down from $2.5 million at December 31, 2005, and we had no outstanding borrowings at April 20, 2006.
Our cash flow is dependent upon numerous factors, including the timing of customer orders and engagements, and related obligations and payments, market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of changes in the size of our operations and other factors.
Five customers represent 61% of our gross trade receivables balances of March 31, 2006 and four of these customers are international. At March 31, 2006, approximately 32% of the Company’s billed accounts receivable was older than ninety days compared to 32% at June 30, 2005. Five customers comprised 59% of our billed accounts receivable at March 31, 2006, and 55 % of this balance is current. As of May 3, 2006, $1.9 million, or 59%, of the balances from these five customers has been collected. We expect that international telecommunication and internet service providers will continue to take longer to make payments than domestic customers.
Operating activities used $1.4 million and $1.2 million in cash during the nine months ended March 31, 2006 and 2005, respectively. The current year includes $2.6 million related to the increase in accounts receivable. Net cash used for investing activities was $845 thousand and $398 thousand, respectively. The current year includes $507 for fixed assets and $338 thousand for other assets. Financing activities generated cash of $650 thousand and $2.4 million during the nine months ended March 31, 2006 and 2005, respectively, primarily related to borrowings on the line of credit and proceeds from exercise of stock options.
The Company has applied Statement 123(R) in our financial statements in the first quarter of fiscal 2006 using the modified-prospective-transition (MPT) method of adoption. Under this method, the Company’s prior periods do not reflect any restated amounts. The Company recognized $78,000 of compensation expense during the nine months ended March 31, 2006 as a result of the adoption of Statement 123(R). If Statement 123(R) had not been adopted, basic and diluted net income per share would have remained at $.02 per share and $.05 per share for the three months and nine months ended March 31, 2006, respectively. We will recognize expense of $99 thousand in fiscal 2006, $71 thousand in fiscal 2007, $20 thousand in fiscal 2008 and $2 thousand in fiscal 2009 associated with unvested awards not yet recognized.
Cost Containment Program
Although revenues increased during fiscal year 2006 and in fiscal year 2005, we have continued our cost containment measures which we implemented in 2003 and to a lesser extent in 2004 as a result of significant net losses from operations. We have maintained or reduced the number of full time employees during the past three fiscal years, excluding employees of Intasys. We have been carrying over these cost reduction measures to our 2helix acquisition as part of the integration of that company and we have completed the integration of 2helix. We expect to have increased costs and continuing liquidity demands in the future as we devote significant efforts to delivering products and services, supporting our customers under existing contracts and investing in new products. We also expect to add some additional head count in the sales and other areas to market and support our new products.

The following table summarizes contractual obligations and commitments as of March 31, 2006:

Contractual Obligation	Payments Due by Period
	(amounts in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases	$2,727	$1,085	$1,538	$104	$-0-
We have commercial commitments of two accounts receivable backed lines of credit discussed more fully below. One line of credit was renewed via an amended and restated loan and security agreement with the Bank on November 14, 2005. The outstanding balance at March 31, 2006, was $0.8 million. The other line of credit was opened on September 27, 2005. The outstanding balance on this line at March 31, 2006, was $1.0 million. Based on subsequent collections we have no outstanding borrowings under these lines of credit at April 20, 2006.
We also have issued standby letters of credit for security deposits for office space and to guarantee service contracts as summarized in the following table. The standby letters of credit have a one-year term and renew annually.

Other Commercial Commitments	Commitment Expiration Per Period (in thousands)
	Total Amounts
	Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Standby Letters of Credit	$484	$331	$153	$-0-	$-0-
Line of Credit
In November 14, 2005, we renewed our loan and security agreement and entered into an amended and restated loan and security agreement with Silicon Valley Bank. This amended agreement expires and is subject to renewal on November 13, 2006. Under this agreement, we may borrow based upon the amount of our approved borrowing base of eligible accounts receivable, up to a maximum of $3.5 million. The line of credit has sub limits of $500,000 for cash secured letters of credit and $1.75 million for U.S. Export Import Bank usage. We can draw up to 70% of our eligible accounts receivable under the master line and 70% of our eligible foreign accounts receivable under the U.S. Export Import Bank sub limit line. Amounts borrowed bear interest at a rate equal to the bank’s prime rate plus 1.75% per annum, charged on the average daily balance of advances outstanding, payable monthly and calculated on a 360 days per year basis. We also pay certain costs and expenses of the bank in administering the line. The receivables comprising the borrowing base must not be more than 90 days aged, must not be in dispute, and must conform to other eligibility requirements. The agreement has a monthly quick ratio covenant which must be complied with on an intra-quarterly basis, and a minimum tangible net worth covenant which must be complied with on a quarterly basis. The agreement also subjects the Company to non-financial covenants, including restrictions over dividends and certain reporting requirements.
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
ACE*COMM’s obligations under both agreements are secured by a security interest in all of our assets and intellectual property. Advances made to ACE*COMM are payable in full upon demand in the event of default under the agreement. As of

March 31, 2006, we had borrowings totaling $0.8 million on the $3.5 million line of credit and there was $31 thousand available for additional borrowing based on then-outstanding accounts receivable. As of March 31, 2006, we had borrowings of $1.0 million under the $1.5 million line of credit. Based on subsequent collections we had no outstanding borrowings under these lines of credit at April 20, 2006.
Under the terms of our corporate headquarters’ office lease, we maintain a letter of credit under our line of credit with our bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by us under the lease. The letter of credit currently required under the lease is $113 thousand, and will decrease annually each November through fiscal year 2008. We also maintain other customer related letters of credit issued by the Bank and secured under our line of credit to support specific terms and conditions of customer orders. The aggregate of these customer related letters of credit total approximately $484 thousand at March 31, 2006.
Liquidity Analysis
At March 31, 2006, we had cash and cash equivalents of $985 thousand. Our cash on hand has decreased and borrowings under our bank lines have increased from $1.6 million at June 30, 2005 to $1.8 million at March 31, 2006 and our accounts receivable have increased as a result of deliveries under existing contracts. However, our working capital has increased to $2.8 million at March 31, 2006, from $0.7 million at June 30, 2005, and accounts receivable increased $2.5 million to $7.4 million at March 31, 2006, while accounts payables decreased by $0.4 million to $0.9 million. Our liquidity situation has been improving as we have collected some of our accounts receivable in April, enabling us to repay all amounts outstanding under our lines of credit. However, we expect to continue to have significant liquidity demands during the remainder of the current fiscal year due to the nature of our existing contracts in backlog at March 31, 2006. We are continuing to manage our expenses to conserve cash and maintain adequate liquidity. We have no significant commitments for capital expenditures at March 31, 2006. We believe that existing consolidated cash balances reflecting the private financing in fiscal 2005, cash flows from operations, receipt of new contracts, and the availability of credit under our agreement with the Bank will support our working capital requirements for the next twelve months, based on our current expectations as to anticipated revenue, expenses and cash flow.
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
Because of our reliance on significant customers and large orders, any failure to obtain a sufficient number of large contracts could have a material adverse effect on our revenues for one or more periods
A significant portion of our revenue comes from large financial commitments by a small number of customers, including both telecommunications carriers and large enterprises. We expect to continue to depend on a limited number of customers in any given period for a significant portion of our revenue and, in turn, to be dependent on their continuing success and positive financial results and condition. These large customers may result from one-time competitive procurements or from repeat purchases from distributors, OEMs or other strategic partners. We may not prevail in one or more of the procurements, and our distributors may increase or suspend purchases of our products and services at any time. If we fail to continue to receive orders from such customers, or if any one or more of these customers suffers a downturn, our financial results will suffer. Our revenues and liquidity also may vary significantly from quarter to quarter based upon the delivery schedules of our large contracts, particularly extensions or delays in the delivery schedule arising from customer decisions or requirements.
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
Many of our telecommunications customers involve credit risks for us
Many of our customers present potential credit risks, and we are dependent on a small number of major customers. The majority of our customers are in the telecommunication services industry and government sector, or are in the early stages of development when financial resources may be limited. Five customers represented 61% of our gross trade receivables balance as of March 31, 2006. Because we depend on a small number of major customers, and many of our customers present potential credit risks for different reasons, our results of operations could be adversely affected by non-payment or slow-payment of receivables. We have also experienced losses from doubtful accounts. For a more detailed discussion of doubtful accounts please read the section labeled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Bad Debts.” Several of our international customers have negotiated extended payment terms, further separating the time payment is received from when costs are incurred.
We have experienced liquidity demands as a result of large contracts
We have been experiencing increased costs and liquidity demands during the current fiscal year as we have devoted significant effort to delivering products and services and supporting our customers under our existing contracts. Although these increased liquidity demands have started to subside as we have collected initial amounts generated under these contracts and repaid the outstanding borrowings under our lines of credit, we expect this situation to continue for a while.
We are dependent on our ability to borrow
We are dependent on our ability to borrow funds under our lines of credit. Any inability to borrow could have a material adverse effect on the Company. Additionally, our borrowings under our lines of credit are dependent upon our eligible and approved accounts receivable. In the event of an inability to borrow, we would require additional financing and the additional financing may not be available or may not be available on terms acceptable to us. The amounts of borrowings under our lines of credit have been increasing as a result of our liquidity demands, discussed in the prior paragraph, to $1.8 million as of March 31, 2006. There were no outstanding borrowings at April 20, 2006 as a result of collections under certain contracts.
We are increasingly subject to the risks and costs of international sales, and failure to manage these risks would have an adverse effect on us
A substantial portion of our revenues are derived from international sales and are therefore subject to the risks of conducting business overseas, including the general economic conditions in each country, the overlap of different tax structures, the difficulty in managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, foreign currency translations and longer payment cycles. We derived approximately $3.5 million, or 52%, of our total revenue and $2.7 million, or 71%, from customers outside of the United States for the three months ended March 31, 2006 and 2005, respectively. We derived $11.7 million, or 58% of total revenue and $9.3 million, or 70% of total revenue from customers outside of the United States for the nine months ended March 31, 2006 and 2005, respectively. To the extent that we have increased our international revenue sources over the last three years, the impact of the risks related to international sales could have an increasingly larger effect on our financial condition as a whole.
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
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk related to any borrowings under our line of credit. As of March 31, 2006, borrowings outstanding under our line of credit were approximately $1.8 million. Our market risk sensitive instruments do not expose us to material market risk exposures. Should interest rates increase or decrease 1%, interest expense would increase or decrease $18 thousand based on our borrowings as of March 31, 2006.
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

ACE*COMM CORPORATION

May 5, 2006	By	/s/George T. Jimenez

George T. Jimenez
Chief Executive Officer

/s/Steven R. Delmar

Steven R. Delmar
Chief Financial Officer
(Principal Financial Officer)