Form 10-K
period 2006-06-30
ACE COMM CORP
filed 2006-09-26
CIK 1017526

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
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
Common Stock
$.01 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☑
As of December 31, 2005, the aggregate market value of the Common Stock held by non-affiliates of the registrant (i.e. persons who are not directors, officers or affiliated therewith) was approximately $45.4 million (14,446,908 shares of Common Stock at a closing price on the Nasdaq National Market of $3.14 on such date). Outstanding as of December 31, 2005 were 17,439,029 shares of Common Stock.

ACE*COMM Corporation
Form 10-K
Year Ended June 30, 2006

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
FORWARD LOOKING STATEMENTS
This annual report on Form 10-K and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forwarding-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These forward-looking statements relate to future events or the future financial performance of ACE*COMM (as defined below), some or all of which may involve risk and uncertainty. ACE*COMM often introduces a forward-looking statement by such words as “anticipate,” “plan,” “projects,” “continuing,” “ongoing,” “expects,” “management (or ACE*COMM) believes,” or “intend.” Investors should not place undue reliance on these forward-looking statements, which involve estimates, assumptions, risks and uncertainties that could cause actual results to vary materially from those expressed in this Report or from those indicated by one or more forward-looking statements. The forward-looking statements speak only as of the date on which they were made and ACE*COMM undertakes no obligation to update any of the forward-looking statements. In evaluating forward-looking statements, the risks and uncertainties investors should specifically consider include, but are not limited to, demand levels in the relevant markets for ACE*COMM’s products, the ability of ACE*COMM’s customers to make timely payment for purchases of its products and services, the risk of additional losses on accounts receivable, success in marketing ACE*COMM’s products and services internationally, the effectiveness of cost containment strategies, as well as the various factors identified in this annual report on Form 10-K which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in “Business — Backlog,” “Business – Proprietary Rights and Licenses,” “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors Affecting Future Operating Results.” Investors should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date in which they are made and ACE*COMM undertakes no obligation to update any forward-looking statements.

PART I
ITEM 1. BUSINESS
General
ACE*COMM is a global provider of advanced operations support systems (OSS) and network business intelligence solutions for telecom service providers and enterprises. Our solutions are applicable to a range of networks, from legacy through next-generation, that include wired, wireless, voice, data, multimedia, and Internet communications networks. These solutions provide the analytical tools required for extracting knowledge from operating networks – knowledge the customers use for asset recovery and revenue assurance, cost reduction, improved operational efficiency, acceleration of time-to-market for new services, and more effective customer care.
Over 300 customers, spanning over 4,000 installations in 70 countries worldwide, have deployed ACE*COMM solutions.
ACE*COMM’s products straddle 2 markets: enterprise and carrier. During the past few years, we devoted resources to broadening our product portfolio and transitioning from a trusted OSS provider into a promising developer of value-added services and network business intelligence solutions for carriers and enterprises. As a result, our product offerings have evolved from back office support applications to customer-facing, value-added services. In addition, we now possess a scalable platform that allows us to easily layer on additional products and service modules to the applications already deployed by customers. We believe that this platform, which supports our new Parent Patrol™ and other products, will be important to our growth prospects.
Our core expertise is built around our knowledge of complex and evolving telecommunications networks and protocols, ranging from the legacy circuit-switched networks to the latest IP and next-generation networks. We provide products and solutions that make these networks and the businesses they support work together and offer knowledge and control over multiple aspects of the networks. Our products and solutions include:
Advanced OSS for Carriers and others
Our new N*VISION®2 (NV2) hyperconvergent platform uses advanced technologies and techniques to control, moderate, and facilitate the interactive communication between multiple network technologies and software support systems. This product was designed to offer additional functionality without sacrificing support for critical legacy network and infrastructure investments. NV2 products include: Data Collection, Activation Gateway, Intelligent Charging, and Advanced Mediation.
Enterprise OSS/TMS for Private Networks and Enterprises
ACE*COMM’s NetPlus® takes our enterprise telemanagement solutions to a new level — EOSS (enterprise operations support system). NetPlus® EOSS manages enterprise communications as an integral part of the business: a sophisticated platform that measures usage, maps transactions to business processes, reduces telecom costs, and enhances functions such as troubleshooting and capacity planning.
ACE*COMM Network Business Intelligence™
We offer a suite of integrated network business intelligence solutions (NBI), including products for market visualization, revenue assurance, network asset assurance, data quality management, and performance management. This past year we introduced the Market Maker™ network and market visualization tool for cable operators and GSM operators that will enable these operators to correlate data from across their operations and to visualize their market, network, and services.

Patrol Suite (Value-added Services)
ACE*COMM’s Patrol suite of products support new, real-time subscriber services and control capabilities built on ACE*COMM’s Convergent Mediation™ service delivery platform (SDP). Applications include:
•	The core application, Parent Patrol™, which provides a simple Web interface for parents to manage their children’s phone usage. New content filtering capabilities provide a consistent way for even non-technical computer users to manage not only voice calls and messaging services, but also prevent access to inappropriate material. The Patrol suite is designed to be offered by mobile service providers as part of their subscriber service plans. The products are optimized for Voice-over-IP (VoIP), 3G, and IP data transmission.

•	Enterprise Patrol™, which allows enterprise communications managers to specify and control usage of company-owned mobile phones. Control can be based on individual or group credits, time of day, the type of service used, specific telephone numbers, and classification of appropriate content.

•	Plan Patrol™, which monitors a subscriber’s usage and warns when the user is approaching or has exceeded the included-minutes limit. It also generates a warning when the phone is being used to call outside of the service plan’s low-rate or free off-peak timeframes.

•	Expense Patrol™, which lets subscribers set up and maintain an automatic call categorization and sorting scheme for their mobile phone. They can specify which numbers are for personal calls, which are for business, and even subcategorize business calls by client.
Strategy
A Pivotal Product Year
This past year was focused on developing and launching new products and product capabilities to leverage our technologies and expertise to open new revenue opportunities:
•	Parent Patrol™. We continued development of our Parent Patrol™ and related suite of products. We announced new content filtering capabilities for Parent Patrol™, providing controls that allow parents to curb children’s exposure to unsuitable mobile Web content. We also launched Enterprise Patrol™, a service that mobile operators can offer enterprise communications managers to manage use of company-owned mobile phones.

•	N*VISION®2 (NV2). We unveiled N*VISION®2 (NV2), the next generation of our award winning convergent mediation solution, which has evolved dramatically to meet the demands of carrier’s mediation and collection environments.

•	Network Business Intelligence™. We announced the launch of our new, expanded Network Business Intelligence™ (NBI) suite of products and underlying application platform that collects, correlates, and transforms disparate data into actionable business information for operators to increase revenues, improve operating margins, and enhance utilization of network assets.

•	Market Maker™ for MSOs. We announced the release and general availability of the ACE*COMM Market Maker™ network and market visualization tool specifically geared to North American cable multiple system operators (MSOs).

•	Market Maker™ for GSM. We launched ACE*COMM Market Maker™ for wireless GSM operators which provides mobile operators with the ability to correlate data from across their operations and to visualize their market, network, and services to optimize resources, target sales and marketing campaigns and reduce churn.

•	Intelligent Charging. We launched our Intelligent Charging product — a hyperconvergent product for the valuation of network-based charges and services. It provides flexible, rules-based convergence of legacy applications, network elements, and next-generation elements.
New and Expanded Partnerships and Customer Relationships
During the past fiscal year, we continued to build on our technology partnerships and our base of industry-leading customers in both the carrier and enterprise OSS sectors:
•	Parent Patrol™. We announced a pivotal partnership with Lucent Technologies to integrate ACE*COMM technology into Lucent’s mobile services offerings directed at enabling global wireless carriers to offer their customers parental control of their mobile services. The solution consists of Lucent’s SurePay® real-time rating and charging solution and ACE*COMM’S Parent Patrol™ software, which provides configurable child-profile management when it interoperates with the SurePay® solution’s policy management function. The partnership is expected to involve joint marketing by Lucent and us to carriers that buy other Lucent and ACE*COMM products.

We signed a contract with a Tier 1 North American wireless service provider for the first deployment of Parent Patrol™ in one of its regional divisions.

•	Market Maker™ technology partnership. We announced a technology partnership with Experian, a global leader in consumer-level information, to supply new demographic data capabilities for our Market Maker™ market visualization tool.

•	Network Business Intelligence™ sales. We signed a contract with the Saudi Telecom audit department to analyze the operator’s GSM network utilizing our NBI suite of products. This was also extended for a second phase to evaluate Saudi Telecom’s switched voice and GPRS service to address revenue leakage and improve asset recovery.

We also signed a deal with Comcel, a leading Latin American wireless services provider, for components of our NBI suite to better manage both revenue and margin growth. This contract marks both the addition of a new customer in Latin America for ACE*COMM and the first sale of NBI to the region.

•	Advanced OSS. We secured a major contract to provide improved data collection and mediation capabilities to TurkTel in Turkey for a $2.3 million dollar deployment which involves collecting and integrating network data from over a thousand switches and varied data networks.

We signed a joint contract with Giza Systems to provide a new subscriber connection and service activation solution to Telecom Egypt, the largest fixed line telecom provider in the Middle East with over 10 million subscribers.

We extended our engagement with Level 3 Communications to further expand our IP mediation solution with a new service delivery platform that includes advanced rating capabilities and new levels of flexibility and configurability.

We added Cameroon Telecommunications (Camtel), the incumbent telecommunications service provider for Cameroon, to deploy our advanced OSS solutions, including the APG service activation and data collection modules, to provide the basis for accurate billing processes and ensure the seamless integration with their BSS/OSS systems.

•	Enterprise OSS. We continued delivery under our major contract with the U.S. Air Force to provide our NetPlus® telecommunications management system (TMS) for a global TMS deployment program. Under the present Department of Defense plan, the program will encompass more than 100 installations and is expected to total in excess of $22 million of our products and services over its lifespan.

Additionally we signed three new North American customers in the municipal and federal government sectors for our NetPlus® enterprise OSS and telemanagement product suite. They included the county government for one of the most populous counties on the United States west coast, a major western municipal utility supplying basic utilities to millions of residents, and a congressional agency encompassing thousands of employees in multiple locations.
Focus on New Technologies and Continued Sales in Existing Markets
ACE*COMM’s strategy is to emphasize growth in new areas, generally where we have introduced new products and services such as Parent Patrol™ and other value added services, while maintaining or building on our current market position in existing areas with the addition of new products and new customers. This strategy includes the following:
•	Penetrate carrier market with new value-added services. We believe we have attractive value-added services to offer to carriers, either directly or through our new strategic relationship with Lucent, and intend to pursue growth in this new area of our business. We are also continuing to add applications as we seek to define customer demand in this area, such as the recently-introduced content filtering capabilities for Parent Patrol™, providing controls that allow parents to curb children’s exposure to unsuitable mobile Web content, and the new Enterprise Patrol™, which will enable enterprise communications managers to manage use of company-owned mobile phones.

•	Continue to feature advanced OSS applications. This area of the market continues to demand new products and features, and we are seeking to maintain or increase our market share by introducing new generations of our products with additional features and capabilities. This past year we introduced N*VISION®2 (NV2), the next generation of our award winning convergent mediation solution, which also supports critical legacy network and existing infrastructure investments of our customers.

•	Promote our enhanced product portfolio. We are beginning to get traction with our network business intelligence solutions for telecom service providers and enterprises, with our first significant orders received during the most recent fiscal year. We also have introduced a new product which we will be promoting in the coming fiscal year, ACE*COMM Market Maker™ network and market visualization tool, specifically geared to North American cable multiple system operators and GSM providers.

•	Continue to seek and perform under contracts with major customers. Our business has been dependent for several years on large procurements by major customers. A significant portion (over 20%) of our revenues for the most recent fiscal year came from our major contract with the U.S. Air Force to provide our NetPlus® telecommunications management system (TMS) for a global TMS deployment program, and that contract accounts for a significant portion of our present backlog. We continue to expect to devote significant effort during the current fiscal year to delivering products and services and supporting our customers under this and other major contracts, while seeking additional such contracts, in Enterprise OSS, Advanced OSS and other areas.

•	Continue to look for synergistic products to broaden product offerings. We believe that there still are technologies currently available on the market that can expedite our product development and expand our offerings. We will continue to look for prudent acquisition opportunities designed to help us enhance our technological standing and capabilities.

Industry Background
Today, service providers are facing ever intensifying challenges as rate plans and services become more complex, subscribers switch plans frequently, and customer acquisition costs escalate. As basic services commoditize, service providers are continually seeking service differentiators to attract and retain customers and mitigate margin compression.
ACE*COMM’s products are designed to address these challenges, helping carriers generate incremental revenue per customer and enhance customer loyalty. Starting by connecting to an operating network, our products extract data from that network and then monetize that data by turning it into usable intelligence that helps carriers increase revenue per customer, accelerate time to market for new services and reduce operating costs.
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
Markets and Applications
ACE*COMM provides Advanced OSS, Value-added Services (VAS), and Network Business Intelligence (NBI) solutions to both carriers and enterprises.
Private Networks (Enterprises)
Our NetPlus® EOSS provides Enterprise OSS telemanagement solutions consisting of software-based systems that enterprise IT and communications managers can use to monitor and control the enterprise’s communications, data, and electronic knowledge. Our Network Business Intelligence solutions for enterprises solve telecommunications management problems from a holistic perspective through the integration of network, user, and services data.
Tier 1
Our Network Business Intelligence suite of products and underlying application platform collects, correlates, and transforms disparate data into actionable business information for operators to increase revenues, improve operating margins, and enhance utilization of network assets. Network Business Intelligence builds on our extensive experience in converging information for use by network operators to support business decision-making and better serve their customers. Our Advanced OSS NV2 hyperconvergent platform uses advanced technologies and techniques to control, moderate, and facilitate the interactive communication between multiple network technologies and software support systems, without sacrificing support for critical legacy network and infrastructure investments. Our Patrol suite products are value-added services that we believe will be attractive to the Tier 1 carriers.
IXPs (Triple & Quad Play Players)
For IXPs, our NV2 Advanced OSS platform can lower operational and capital expenditures by reducing the number of applications deployed and reducing the overall operational complexity of the carriers’ systems. It can further lower the cost of product and technology roll-outs and expedite the time-to-market for new products and technologies by reducing the number of touch points/interfaces. The NV2 platform offers increased flexibility in the packaging of products and services across networks and increases customer satisfaction and loyalty through innovation.
VoIP
Our Network Business Intelligence and Advanced OSS solutions help make sense of expanded and bundled service offerings like VoIP, broadband Internet and other IP services by providing powerful yet flexible modules for real-time charging, data validation and augmentation, mediation, revenue assurance and associated OSS tasks.

Cable
Our Network Business Intelligence product suite provides cable operators with tools to help them mitigate customer churn and support partner management. Our award-winning Market Maker™ product brings together a multitude of operational information for cable operators that previously has not been available in this form. This information includes customer information, GIS mapping data, network inventory, coverage topography, and even credit rating and risk analyses. Our Market Maker™ product aggregates this multidimensional information into a visual environment and allows service providers to see where the best prospects are – as well as where they are not.
Content
Our Advanced OSS NV2 can be used as the platform for implementing the content identification, classification, and event charging functionality for next generation services, such as 3G, for both prepaid and post-paid environments.
Wireless
We provide wireless service providers solutions for service activation and delivery, rating, advanced mediation, enhanced customer care, and revenue assurance. Our Parent Patrol™, Enterprise Patrol™ and other products in our Patrol suite offer real-time subscriber services and control capabilities that are optimized for Voice-over-IP (VoIP), 3G, and IP data transmission.
Traditional/Wireline
Our Network Business Intelligence product suite focuses on the telecommunications business environment with the goal of enabling customers to increase revenue, improve profit margins and improve the return on investment in network assets. It is an integrated, yet open platform for collection, integration, interpretation and presentation of data that is focused on enabling the customer to take action. It produces real decision-making benefits, not just audits and reports. Our NV2 Advanced OSS solutions appeal to customers in developing countries, as operators and service providers in those emerging markets search for ways to take advantage of new technologies and services without changing their existing infrastructures.
MVNO
Our NV2 solutions provide data management solutions to enable MVNOs to provide new branded services efficiently and effectively, allowing for accurate and reliable real-time charging and rating to assure precise billing and service monitoring.
WiFi
Our NV2 Advanced OSS platform provides solutions for customers to perform accurate and reliable real-time charging and rating to assure precise billing and service monitoring of WiFi data services.
IPTV
IPTV requires a flexible and reliable technology for real-time charging and rating of IPTV data that allows service providers to get the most out of this potentially lucrative revenue stream.
Products and Services
For voice, data, fixed, and mobile network operators, ACE*COMM provides an interoperable suite of network business integration solutions to enable our customers to lower their operating costs, expedite time-to-market for new services, reduce revenue leakage, provide optimized billing, and improve overall network performance.
ADVANCED OSS — N*VISION®2 (NV2)
Our N*VISION®2 (NV2) Advanced OSS platform is the next generation of ACE*COMM’s award winning convergent mediation solution, which has evolved dramatically to meet the demands of carrier’s mediation and collection environments. NV2 uses advanced technologies and techniques to control, moderate, and facilitate the interactive communication between multiple network technologies and software support systems, without sacrificing support for critical legacy network and existing infrastructure investments.

NV2 is the industry’s first “hyperconvergent” platform designed to address service providers’ desires to take advantage of new network technologies without sacrificing existing OSS infrastructure. Hyperconvergence is the rapid and ongoing merger of many different telecommunications components and groups that traditionally have been technologically very different or even incompatible. Many of these components and groups are themselves in a converging state; for example, converging network technologies (GSM, CDMA, IP, PSTN, etc.), converging support systems (post and prepaid billing), and converging markets (telecom, cable, broadband, TV). Hyperconvergence does not respect traditional network boundaries and software applications – its management requires a single control point capable of simultaneous communication with all components within the service provider’s back office, coordinating the flow of business-critical information throughout the enterprise.
Service providers want to tap into new services like MMS, phone-based gaming, IPTV, and VoIP to increase revenues, expand market share, and increase customer loyalty – while still extracting returns on their existing network investments. NV2 was developed with these challenges in mind. Based on core ACE*COMM technology and expertise, the NV2 product suite enables the flow of information in hyperconvergent environments by removing traditional application barriers that delay or even prevent the incorporation of new products and services.
The NV2 platform is composed of the following core products:
Data Collection is the gateway from the network, collecting all network available information including events (data, usage), configuration, SS7, metrics, etc., directly from network elements. Data Collection provides a single and consistent interface with the service providers’ network for the collection of all data relating to the elements deployed within that network.
The Activation Gateway provides a single, coherent, convergent platform for the provisioning and activation of services on the physical network. It enables customers to control and secure network access so that only authorized individuals are granted access.
Intelligent Charging provides the means to compute values based on current business intelligence. Computed values may represent charges associated with delivered services, content cost, loyalty points, or any other unit that represents a value to a service provider or its customers.
Advanced Mediation handles the acquisition, validation, transformation, and transportation of business intelligence data. Advanced Mediation provides a multi-directional routing mechanism by which information acquired may be disseminated throughout the carriers’ enterprise.
ENTERPRISE OSS — NETPLUS®
NetPlus® is an advanced enterprise operations support system (EOSS), specifically designed for enterprise-level convergent communications networks. Using a single-entry, single-image Oracle® database, NetPlus® reduces telecommunications and data network costs while enabling smooth and efficient operation, all from the administrator’s desktop.
Tools for fault, configuration, accounting, performance, and security management allow for precise and effective monitoring, trouble-ticketing, automatic network-element provisioning, cost allocation, billing, fraud control, and more. The platform independent architecture and open APIs let the customer shape the system to the enterprise’s needs.
Everything is fully integrated through our Product Backplane™ for advanced security and systems management. This provides the overall architecture and allows the administrator to easily manage the entire system.
NetPlus® is modular and flexible. With multi-vendor/multi-protocol capabilities, it can replace several disparate products with one fully integrated system, resulting in dramatic cost savings and better long-term stability. NetPlus® is installed in hundreds of government, military, and institutional systems in the U.S. and around the world.

ACE*COMM Network Business Intelligence™ (NBI)
The complexity of the service provider environment makes it difficult to solve problems like the rising cost of customer acquisition, inefficient use of network assets, or revenue leakage. Network elements, information systems and business processes have been added, modified, integrated through acquisitions, and extended to manage new needs or services for which they were not designed. Data is isolated in silos, some data conflicts with what really exists or with what exists in other systems, and the vast amount of data from the network is difficult to retrieve and requires special expertise to model and interpret.
Network Business Intelligence (NBI) is a suite of products and underlying application platform that collects, correlates, and transforms disparate data into actionable business information for operators to increase revenues, improve operating margins, and enhance utilization of network assets. Our Network Business Intelligence products builds on our extensive experience in converging information for use by network operators to support business decision-making and better serve their customers.
These products are employed to collect data from disparate parts of an operator’s network and environment, enable the correlation and analysis of data from many internal and external network sources, and provide tools for the operator to uncover revenue leakage, improve asset deployment, optimize marketing expenditures, facilitate network planning, and provide for the efficient migration of network resources. The Network Business Intelligence products also have the potential to identify where services need to be improved or new services can be introduced.
Our Network Business Intelligence suite now consists of over 30 distinct products that have been deployed for wired, cable, mobile, and data operators. All of the products use our Network Business Intelligence application platform. Key platform applications include solutions for Revenue Assurance, Asset Recovery, Market Optimization, Performance Management, and Data Quality Management.
ACE*COMM’s Patrol Suite — Value-Added Services (VAS)
The competitive environment for today’s network operators and service providers has changed. Mobile technologies have spread throughout the market, bringing a wide range of innovative services within reach of every user. Consumers are awakening to the possibilities available to them, and operators and service providers are scrambling to keep up.
In marketing these products, we often rely on a survey conducted for us by online market research firm Itracks, which polled 2000 teenagers between the ages of 13 and 18 across the UK, Germany and North America. The research highlighted the prevalence of teenagers misusing their mobile phone privileges, and the lack of parental restrictions over how and where the phones are used. For example, more than 80% of UK and German teenagers surveyed reported that they have no restrictions or limitations on their mobile phone usage imposed by their parents. Over half of UK teenagers polled text or talk on their mobiles during school hours, compared with 46% of US teenagers and 32% of German teenagers surveyed. This type of information is being used to highlight youth mobile phone usage issues with prospective customers and forms part of the basis of our marketing campaign.
Built on our Convergent Mediation™ service delivery platform (SDP), our Patrol suite includes these new, real-time services that are designed to allow mobile service providers to offer new options for their subscribers to add to their service plans:
Parent Patrol™ - Endorsed by Good Housekeeping, Parent Patrol™ is an access control application that provides a simple Web interface for parents to manage their children’s phone usage. New content filtering capabilities provide a consistent way for even non-technical computer users to manage not only voice calls and messaging services, but also prevent access to inappropriate material.
Enterprise Patrol™ is a service that mobile operators can offer to enterprise communications managers that enables them to specify and control company-owned mobile phone usage. Control can be based on individual or group credits, time of day, the type of service used, specific telephone numbers, and classification of appropriate content.

Plan Patrol™ monitors a subscriber’s usage and warns when the user is approaching or has exceeded the included-minutes limit. It also generates a warning when the phone is being used to call outside of the service plan’s low-rate or free off-peak timeframes.
Expense Patrol™ is a service that lets subscribers set up and maintain an automatic call categorization and sorting scheme for their mobile phone. They can specify which numbers are for personal calls, which are for business, and even subcategorize business calls by client.
In addition to these specific applications, the Convergent Mediation™ SDP used for these services can enable service providers to develop and deliver numerous other types of services based on managing mobile phone usage.
Geographic markets
We market and sell all of our solutions into the geographic regions described below.
     Canada & United States
Our corporate headquarters are located in Gaithersburg, Maryland, close to the District of Columbia, and we operate a development office in Montreal, Canada. North American customers include Birch Telecom, Level 3 Communications, Nextel, and Bell Mobility. Our North American enterprise customers include the US government and military organizations and Fortune 500 companies.
     Latin America
We have maintained a strong presence in Latin America for more than ten years and have completed hundreds of installations throughout the region. Through partner relationships in Mexico, Guatemala, and Colombia, we provide customers with local support in their native language. Our customers include CODETEL, IUSACELL, Telefonica Moviles Mexico, Comcel, and Telmex.
     Europe
We have established a European customer-base through original equipment manufacturer (OEM) relationships with industry leading equipment manufacturers such as Alcatel and Siemens AG. We are working with Northrop Grumman (formerly TRW Inc.) and British Telecom (BT) to provide the call event-processing component of the UK’s Airwave mmO2 Public Safety Radio Communications project. We are providing network business intelligence solutions to operators such as NTL and Telecom Austria. We have offices in Edinburgh, Scotland, and London, England, with engineering, sales, and customer care staff.
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

Professional Services and Support
Our services are generally delivered in conjunction with our network management products. Our professional service team assists customers in implementing its products, educating users, and providing maintenance and technical support. Implementation services include identification of technical requirements, solution design, product testing, and installation and integration. Our systems integration partners often provide additional expertise on international contracts and orders. We provide comprehensive educational courses to our customers, alliance partners, and employees so they can acquire the knowledge and skills necessary to deploy, use and maintain our solutions. ACE*COMM also offers train-the-trainer programs that enable our customers to conduct their own internal end-user training. Our maintenance and technical support services include help desk support, problem resolution, software maintenance and scheduled software upgrades. We provide technical support for our products from our Gaithersburg, Maryland, headquarters and utilize the Web, telephone, electronic mail and, if necessary, on-site assistance to respond to and resolve our customers’ technical questions. International customers are supported either directly by ACE*COMM or by third-party vendors trained by ACE*COMM.
We believe that a high level of customer support is critical to our continuing success in developing relationships with end-users and our strategic partners.
Quality
ACE*COMM maintains an ISO 9001 standard Quality Management Program to monitor the quality of our products and also has an internal Quality Management Committee to set quality objectives for ACE*COMM and a Quality Assurance Department to implement and monitor compliance with the applicable procedures.
Sales and Marketing
We market and sell product–based solutions directly through our sales force. ACE*COMM concentrates its sales efforts on a range of service providers, from small start-ups to large established communication providers that offer voice and data services, including Internet-based services. We complement our direct sales with indirect sales through our strategic alliances with operators, original equipment manufacturers (OEMs), and resellers. These alliance partners give our direct sales force a global reach and provide significant leads and referrals. We believe that alliances with companies that are well known in the industry lend credibility and help to gain additional market acceptance for ACE*COMM products.
We also team with, or serve as the prime contractor, on larger opportunities that require fully integrated solutions from more than one provider. All forms of sales generally require the efforts of an ACE*COMM sales representative.
In support of the world-wide selling efforts, ACE*COMM conducts marketing communications programs intended to position and promote our products within the telecommunications industry. Marketing personnel coordinate participation in industry trade shows, conduct media relations activities with trade and general business publications, publish industry white papers and bylined articles and speak at industry events to promote us and our products, build industry analyst relationships, increase visibility and generate sales leads.
During the past three years, we have derived greater than one half of our revenues from products delivered or services performed outside of the United States, consistent with our focus on sales opportunities outside of North America. Products delivered or services performed outside of the United States represented approximately 57%, 69%, and 59% of total revenues in fiscal years 2006, 2005, and 2004, respectively. See Note 13 of the Notes to Consolidated Financial Statements for a summary of our revenue by geographic area.
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

Customers
Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During 2006, we had 27 major customers, which we define as customers generating $250 thousand or more in revenues during the period and together the major customers represented approximately 88% of total revenues. Our largest customer, Northrop Grumman, the prime contractor on our large Air Force contract, contributed approximately 22% of total revenues. During 2005, we had 21 major customers, and together the major customers represented approximately 81% of total revenues. Our largest three customers during the year ended June 30, 2005, were Siemens AG, Northrop Grumman and Giza Systems. Siemens AG contributed approximately 11% of total revenues, Northrop Grumman contributed approximately 10% of total revenues and Giza Systems contributed approximately 9% of total revenues. During 2004, the Giza/Telecom Egypt Project represented approximately 20% of total revenues, Siemens AG represented approximately 8% of our total revenues, and Northrop Grumman contributed approximately 6% of total revenues.
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
     Huawei Technologies – We provide our solutions to Huawei to address customers’ OSS requirements. Huawei Technologies is a Chinese high-tech enterprise which specializes in research and development (R&D), production and marketing of communications equipment, providing customized network solutions for telecom carriers in optical, fixed, mobile and data communications networks.
     Lucent Technologies - We provide our Patrol suite technology to Lucent Technologies to integrate with Lucent’s mobile services offerings directed at enabling global wireless carriers to offer their customers parental control of their mobile services. The solution consists of Lucent’s SurePay® real-time rating and charging solution and ACE*COMM’S Parent Patrol™ software, which provides configurable child-profile management when it interoperates with the SurePay® solution’s policy management function. The partnership is expected to involve joint marketing by Lucent and us to carriers that buy other Lucent and ACE*COMM products.
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
     Northrop Grumman Corporation – We provide subcontract services for our Convergent Mediation™ platform to Northrop Grumman for the real-time usage data management, warehousing, and analysis requirements of a digital radio service in the United Kingdom. Additionally, we joined Northrop Grumman’s Network Centric Solutions (NETCENTS) team as a subcontractor to support the communications requirements of the US Air Force and other government entities.
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

     Unisys Corporation – We have an arrangement with Unisys to collectively design and deploy NetPlus® as part of an overall Unisys offering to state government customers. Additionally, we partner with Unisys in Europe for the deployment of our Network Business Intelligence suite of products.
     Verizon - ACE*COMM is a long-time Verizon partner providing its NetPlus® telemanagement system on a sub-contract basis to US government, government agency, and military customers.
     Technology Partners
Alliances in this category encompass leading hardware or software vendors whose products may either be integrated with ACE*COMM solutions to provide additional value to our customers, or for whom we provide a third party solution to enhance and extend the functionality of their products to address customer requirements.
     Avaya – We are a DeveloperConnection (DevConnect) Program member. Our NetPlus® EOSS communications management system is interoperable with Avaya’s platforms.
     Business Objects – ACE*COMM solutions work with Business Objects. Business Objects solutions transform corporate data into a valuable resource that employees, partners, and customers can access, report, and share. The result is enhanced productivity and improved decision-making capabilities.
     Computer Associates – ACE*COMM solutions work with CleverPath Forest & Trees (formerly known as Forest & Trees) – a rapid and visual application development environment for creating dynamic, web-based business intelligence applications.
     Experian - ACE*COMM Market Maker™ now features Experian’s Mosaic consumer profiling and demographic data capabilities to help telecom service providers gain additional information and insights into prospective and existing customers. Experian is a global leader in providing value-added information solutions to organizations and consumers.
     Halcyon – ACE*COMM solutions work with the Halcyon Sun Management Center. The Sun Management Center agent comes directly from Sun Microsystems, and is a superior agent for monitoring and managing Sun hardware, from the Ultra-5 to the Sun Fire 15K.
     Oracle® – We are an Oracle® Partner Program (OPP) member and provide proprietary solutions for integration with Oracle® software.
     Remedy – We are a Remedy Alliance Advantage partner and provide third-party solutions that can be integrated with Remedy products to enhance and extend their capabilities.
     RuleSpace LLC - In partnership with RuleSpace, the industry’s leading provider of content classification solutions, ACE*COMM’s Patrol suite now also offers Web content classification and filtering for traditional and mobile-formatted Web sites.
     Sun Microsystems – We are a Sun Microsystems iForce Partner. Sun’s iForce Initiative brings together Sun and its best of breed partners worldwide to deliver proven solutions that reduce cost and time to market.
     Veritas – ACE*COMM solutions work with Veritas’ Data Protection and High Availability products.
     Vertel – ACE*COMM solutions work with Vertel’s M*Ware™ development platform. M*Ware is a standards-based product specialized to enable rapid development of multi-protocol network applications.

Industry Affiliations
We seek to stay at the forefront of rapidly evolving technologies, and to better serve our customers by participating in the collective efforts of influential industry associations and forums, and the markets they support. Our industry affiliations include:
     ACUTA – the Association for Communications Technology Professionals in Higher Education is an international non-profit educational association serving colleges and universities. ACUTA’s Corporate Affiliate members represent all categories of telecommunications vendors who serve the college/university market.
     AeA – (formerly the American Electronics Association), the nation’s largest high-tech trade association, is the accepted voice of the U.S. high-tech industry that offers solutions for improving members’ competitiveness and bottom-line results by offering management development programs, executive networking, public policy leadership and other valuable services.
     AFCEA – we are a corporate associate member of the Armed Forces Communications and Electronics Association . AFCEA is a non-profit international association that serves as a bridge between government requirements and industry capabilities, representing the top government, industry, and military professionals in the fields of information technology, communications, and intelligence.
     GSA – is a centralized federal procurement and property management agency created by Congress to improve government efficiency and help federal agencies better serve the public. It acquires, on behalf of federal agencies, office space, equipment, telecommunications, information technology, supplies, and services.
     GSM Association — Founded in 1987, The GSM Association (GSMA) is a global trade association representing more than 690 GSM mobile phone operators across 213 territories and countries of the world. ACE*COMM is an Associate member and participates at key GSM forums around the world.
     INAAU – The International Alliance of Avaya Users’ mission is the user group for customers of Avaya, Inc. products and services. ACE*COMM influences product, service, and policy direction for the benefit of the membership, and shares value-added global business communications solutions with the membership through open communications forums.
     ISO – the International Organization for Standardization (ISO) is a worldwide federation of national standards bodies from some 130 countries whose mission is to promote the development of standardization and related activities in the world with a view to facilitating the international exchange of goods and services, and to developing cooperation in the spheres of intellectual, scientific, technological and economic activity.
     Just-US – is an independent, not-for-profit association of Siemens Enterprise Networks Users established to assist telecommunications and data networking professionals to navigate the maze of new technologies through access to a user’s network of experience and influence.
     NASTD – the Association for Telecommunications Professionals in State Government, is a member-driven organization whose purpose is to advance and promote the effective use of telecommunications technology and services to improve the operation of state government.
     NTCA - The National Telecommunications Cooperative Association (NTCA), “the voice of rural telecommunications,” is the premiere non-profit association representing more than 560 small and rural telephone cooperatives and commercial companies. ACE*COMM is an Associate Member.
     OMA — ACE*COMM is a supporting member of the Open Mobile Alliance (OMA). The mission of the OMA is to facilitate global user adoption of mobile data services by specifying market driven mobile service that ensure service interoperability across devices, geographies, service providers, operators, and networks, while allowing businesses to compete through innovation and differentiation.
     SIP Center – is a portal for the commercial development of SIP software. The Session Initiation Protocol (SIP) is a signaling protocol used for establishing sessions in an IP network.

     TIA – is a full-service national trade organization with membership of 900 large and small companies that provide communications and information technology products, materials, systems, distribution services, and professional services in the United States and around the world.
     USTA – is the premier trade association representing service providers and suppliers for the telecom industry. USTA’s 1200 member companies offer a wide range of services, including local exchange, long distance, wireless, Internet, and cable television service.
Backlog
We define backlog as signed contracts or purchase orders for delivery of our products generally within the next year. We also include in backlog amounts related to already delivered products where revenue recognition has been deferred. Our backlog at June 30, 2006, 2005, and 2004 equaled approximately $15.8 million, $23.1 million and $12.1 million, respectively. We estimate that $9.3 million of the backlog at June 30, 2006, will be recognized as revenue during fiscal 2007. Although we believe that our entire backlog consists of firm orders, our backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the delivery of complex systems. Backlog, as defined, does not include contracts that require the further issuance of purchase orders.
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

In the telecommunications and Internet service provider markets, our current and prospective competitors include:
•	large service providers who develop full-system products internally, tailored to their particular specifications;

•	other companies, such as Comptel Corporation and Openet, that can provide data collection, mediation components, and data storage capabilities;

•	vendors that supply more inclusive products, such as Intec Telecom Systems PLC, and EDB Telesciences;

•	telecommunications equipment manufacturers that provide network products, such as Lucent Technologies Inc., and Ericsson;

•	companies that provide OSS software applications for carriers, such as MetaSolv Software Inc.;

•	companies that provide billing and customer care applications, such as Amdocs Limited, Convergys, Martin-Dawes, UshaComm, and Portal Software Inc.;

•	companies that develop custom solutions, such as EDS Inc. and Computer Sciences Corporation;

•	companies that provide revenue assurance focused solutions such as Azure, cVidya Networks Inc., and Elron Telesoft;

•	companies that develop service delivery platforms and/or value-added services such as Boston Communications Group, Inc. (bcgi), Redknee, and Comverse; and

•	companies that provide products for enterprise telephony networks, such as Paetec Communications Inc., Veramark Technologies Inc., and Unique, and companies that provide products for data networks, such as Remedy Corp. and Computer Associates International Inc.; and system integrators such as Accenture, Capgemini, Ernst & Young, and KPMG.
Competitive Advantage
We believe that our core competitive advantages are centered on the breadth of our deployment base with over 4,000 network installations world-wide, our customer base, our reputation for reliable, flexible and scalable products, and our introduction of new and leading technologies.
For our advanced OSS products, we believe our competitive advantages to be derived from our considerable experience in and ability to handle multiple protocol system deployments, flexibility to grow and fulfill wider system needs, switch/OSS vendor independence, and our ability to integrate advanced OSS functions at the edge of the network where they can be utilized in real-time. Our modular approach to the market provides our customers with greater flexibility in choosing a solution appropriate for their requirements. We believe that in today’s telecommunications environment, this allows our customers to grow their capabilities in a manageable but timely way.
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

For Parent Patrol™, we believe our most significant competitive advantages to be centered on its ability to plug seamlessly into existing network infrastructures, and its rapid deployment capabilities, ease of management, and small footprint. Further, as Parent Patrol™ is not our core product but rather a particular configuration of our service delivery platform, the same platform can easily be expanded to offer other services with no requirement for additional investments.
For the ACE*COMM Network Business Intelligence™ suite of products, we believe that our primary competitive advantage is centered on our traditional expertise at the edge of the network. By utilizing a common platform for the delivery of all our products and services, we can rapidly respond to our customer’s changing market and business environments. Further, our over-all approach to Network Business Intelligence sets us apart from the competition who typically only focus on a subset of Network Business Intelligence, such as revenue assurance or asset recovery.
Research and Product Development
Our research and development efforts are focused on developing new products to meet the growing needs of our customers and on improving existing products by incorporating new features and technologies. However, we believe that the timely development of new products and enhancements is essential to maintaining our competitive position in the marketplace. In our research and development efforts we work closely with customers, end users and leading technology vendors, in tailoring new features that are subsequently incorporated into future versions of products available to all customers. We continually review opportunities to license technologies from third parties when appropriate based on timing and cost considerations. Research and development expenses for the most recent fiscal year were $3.9 million, or 14% of revenues.
Proprietary Rights and Licenses
We currently hold a patent on our N*USAGE® technology, have a patent pending for our Parent Patrol™ product, and rely on a combination of copyright, trademark, contract, and trade secret laws and statutory and/or common law to maintain our proprietary rights to our other products. We believe that patent protection is effective for some product technologies, but because of the rapid pace of technological change in the telecommunication and software industries, patent protection for other products is a less significant factor in our success than the knowledge, ability and experience of our employees, the frequency of product enhancements and the timeliness and quality of support services provided by us.
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
We cannot guarantee that the steps taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. If third parties infringe upon or misappropriate our copyrights, trademarks, trade secrets or other proprietary information, we could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe on the intellectual property rights of others; other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Claims against us, either successful or unsuccessful, could result in significant legal and other costs that may be a distraction to management. We have primarily focused on intellectual property protection within the United States but have expanded that scope to selected international markets. Protection of intellectual property outside the United States will sometimes require additional filings with local patent, trademark, or copyright offices, as well as the implementation of contractual or license terms different from those used in the United States. Protection of intellectual property in many foreign countries is weaker and less reliable than in the United States. As our business expands into foreign countries, costs and risks associated with protecting our intellectual property abroad will increase.

Employees
     At June 30, 2006, ACE*COMM employed 128 full and part-time employees. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.
Executive Officers

Name of Director		Director	Class of
or Nominee	Age	Since	Director	Recent Business Experience
George T. Jimenez	70	1983	III	Chief Executive Officer of the Company since 1996, and Treasurer from 1983 to present. President from 1983 to September 1999 and July 2001 to June 2005. Mr. Jimenez has been Chairman of the Board of Directors since 1983.

Paul G. Casner, Jr.	68	1983	II	Business management consultant. Prior to retirement in April 2005, was Executive Vice President and Chief Operating Officer of DRS Technologies, Inc., a defense electronics corporation starting in June 2000. Executive Vice President, Operations, DRS, from December 1998 to May 2000; President of DRS Electronic Systems Group, a division of DRS Technologies, from 1994 to 1998; and Chairman and Chief Executive Officer of Technology Applications & Service Company from March 1991 to September 1993.

Gilbert A. Wetzel	74	1992	I	Senior Vice President, Mayer Leadership Group (formerly Mayer & Associates), a human resources consulting firm, since 2004 and Managing Director from 1999 to 2004. Executive Vice President, Right Management Consultants, from 1994 to 1999; retired Chairman and Chief Executive Officer of Bell of Pennsylvania and Diamond State Telephone and founder and retired Chief Executive Officer of Geographic Business Publishers, Inc.

Harry M. Linowes	78	1999	I	Business management consultant. Currently an associate of Business Mediation Associates. Senior Partner (1992 to retirement in 1996) and a Managing Partner (1986 to 1992) of BDO Seidman, Accountants and Consultants.

Name of Director		Director	Class of
or Nominee	Age	Since	Director	Recent Business Experience
J. William Grimes	65	2004	III	General Partner, BG Media Investors LLC, a private equity capital firm specializing in investments in media and telecommunications companies, since 1996. President and Interim Chief Executive Officer of i3 Mobile, Inc. from March 2003 to December 2003. Chief Executive Officer, Zenith Media, from 1994 to 1996; President and CEO of Multimedia, Inc. from 1991 to 1993, and President and CEO of Univision Holdings, Inc. from 1988 to 1991.

Matthew J. Stover	51	2004	II	Chairman and CEO of ypOne Publishing, an independent publisher of local yellow pages shopping directories in the United States and Canada, since November 2005. Chairman, LKM Ventures, LLC, an investment and advisory firm, since January 2000. President and then Chief Executive Officer, edu.com, Inc., a marketing services company, from May 2000 to June 2001. Group President of Bell Atlantic Directory Services, and its predecessor, NYNEX Information Services Group, from January 1994 to December 1999.
ITEM 1A. RISK FACTORS
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

Our products must be continuously updated to work with changing technology and demand for our products could be impacted by any competitors introducing more advanced technology
To maintain and improve demand for our products, we must continue to develop and introduce value-added, timely and cost-effective new products, features and services that keep pace with technological developments and emerging industry standards. Any failure to do this will limit the market into which we can sell our products and services. We have recently introduced new software products such as Parent Patrol™ and are pursuing the development of others. These products have not yet achieved market acceptance. Further, customers are always looking for the most advanced technology available, within certain price ranges. To the extent that competitors can offer more advanced technology within a given price range our sales would be adversely affected. Further, customer technology upgrades can lead to sometimes lengthy delays in orders for our products until their system upgrades are complete and they are in a position to have our products installed as part of their new systems.
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
Many of our telecommunications customers involve credit risks for us
Many of our customers present potential credit risks, and we are dependent on a small number of major customers. The majority of our customers are in the telecommunication services industry and government sector, or are in the early stages of development when financial resources may be limited. Five customers represented 61% of our gross trade receivables balance as of June 30, 2006. Because we depend on a small number of major customers, and many of our customers present potential credit risks for different reasons, our results of operations could be adversely affected by non-payment or slow-payment of receivables. We have also experienced losses from doubtful accounts. For a more detailed discussion of doubtful accounts please read the section labeled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Bad Debts.” Several of our international customers have negotiated extended payment terms, further separating the time payment is received from when costs are incurred.
We have experienced liquidity demands as a result of large contracts
We have been experiencing increased costs and liquidity demands during the current fiscal year as we have devoted significant effort to delivering products and services and supporting our customers under our existing contracts. Although these increased liquidity demands have started to subside as we have collected initial amounts generated under these contracts we expect this situation to continue for a while.

We are dependent on our ability to borrow
We are dependent on our ability to borrow funds under our lines of credit. Any inability to borrow could have a material adverse effect on us. Additionally, our borrowings under our lines of credit are dependent upon our eligible and approved accounts receivable. In the event of an inability to borrow, we would require additional financing and the additional financing may not be available or may not be available on terms acceptable to us. The amounts of borrowings under our lines of credit have been increasing as a result of our liquidity demands, discussed in the prior paragraph, to $2.6 million as of June 30, 2006.
We are increasingly subject to the risks and costs of international sales, and failure to manage these risks would have an adverse effect on us
A substantial portion of our revenues are derived from international sales and are therefore subject to the risks of conducting business overseas, including the general economic conditions in each country, the overlap of different tax structures, the difficulty in managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, foreign currency translations and longer payment cycles. We derived approximately 57%, 69%, and 59% of our total revenue from customers outside of the United States for fiscal years 2006, 2005 and 2004, respectively. To the extent that we have increased our international revenue sources over the last three years, the impact of the risks related to international sales could have an increasingly larger effect on our financial condition as a whole.
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

	Square		Current
Location	Footage	Lease Expiration	Annual Rent
Gaithersburg, Maryland	24,289	November 30, 2008	$600,000 (subject to annual increases of approximately $17,000 and allocated operating costs each year)

Montreal, Quebec, Canada	3,415	December 31, 2006	$62,000

Leith Edinburgh, Scotland	4,171	January 26, 2010	$114,000

London, England	2,104	January 31, 2008	$220,000

Bundall, Queensland, Australia	2,119	March 31, 2008	$40,000
ITEM 3. LEGAL PROCEEDINGS
We are not a party to any material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of our security holders during the fourth quarter of 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Common Stock Prices
Our common stock is traded on the Nasdaq Small-Cap Market under the symbol “ACEC”.
The following table sets forth for the periods indicated the highest and lowest bid prices at the 4:00 p.m. close for the shares of common stock reported on the Nasdaq Small-Cap Market.

	Year Ended June 30,
	2006		2005
	High	Low	High	Low
1st Quarter	$2.66	$2.20	$2.38	$0.96
2nd Quarter	3.14	2.36	2.42	1.10
3rd Quarter	3.62	2.58	3.62	2.26
4th Quarter	2.83	2.55	2.77	2.05
As of September 15, 2006 the market price of ACE*COMM common stock was $2.16.
Common Stockholders
As of September 15, 2006 there were 18,505,004 common shares outstanding and held by 139 shareholders of record.
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
Equity Compensation Plan Information
The following table shows information about the securities authorized for issuance under our equity compensation plans as of June 30, 2006:

	(a)	(b)	(c)
Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	4,175,697	$3.05	1,196,282

Equity compensation plans not approved by security holders	—	—	—

Total	4,175,697	$3.05	1,196,282

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented below as of June 30 and for each of our fiscal years in the five-year period ended June 30, 2006 are derived from the audited financial statements of ACE*COMM.

	Year Ended June 30,
	2006	2005	2004	2003	2002
	(in thousands except per share data)
Statement of Operations Data:
Revenue	$26,671	$19,961	$13671	$13,794	$18,094
Gross profit	16,530	11,012	5,830	6,255	8,982
Selling, general and administrative	12,159	9,774	9,304	7,861	12,231
Research and development	3,866	2,694	1,226	347	780
In process research and development acquired	—	5,118	1,160	—	—

Net income (loss)	$319	$(6,462)	$(5,898)	$(1,982)	$(3,988)

Net income (loss) per share:
Basic	$0.02	$(0.44)	$(0.49)	$(0.21)	$(0.43)

Diluted	$0.02	$(0.44)	$(0.49)	$(0.21)	$(0.43)

	June 30,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$946	$2,683	$2,881	$1,570	$3,530
Working capital	3,107	653	3,665	3,941	4,702
Total assets	16,361	14,153	10,331	8,244	10,402
Long-term liabilities	17	72	—	—	44
Total liabilities	10,264	8,776	4,863	3,419	4,071
Stockholders’ equity	6,097	5,377	5,468	4,825	6,331

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During 2006, we had 27 major customers generating $250 thousand or more in revenue during the year representing approximately 88% of total revenue. Our largest customer, Northrop Grumman, contributed approximately 22% of total revenues during the year ended June 30, 2006. During 2005, we had 21 major customers that together represented approximately 81% of total revenue. Our largest three customers during the year ended June 30, 2005, were Siemens AG, Northrop Grumman and Giza Systems. Siemens AG contributed approximately 11% of total revenues, Northrop Grumman contributed approximately 10% of total revenues and Giza Systems contributed approximately 9% of total revenues. During 2004, we had 12 major customers that together represented 64% of total revenues. Giza Systems, our largest customer in fiscal year 2004, represented approximately 20% of total revenues, and Siemens AG contributed approximately 8% of total revenues.
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
During the past year we have put more focus on our Patrol Suite of products marketed to carriers on a global basis. The sales cycle for these type sales are longer than our other products and services and range from twelve to twenty four months. We recently announced our first sale to a carrier in North America and have entered into a partnership arrangement with Lucent to resell our Patrol Suite of products. Additionally, we are offering the 2helix revenue assurance products included in Operations Support Systems (OSS) revenue under the Network Business Intelligence product suite. This past year we have introduced our next generation convergent mediation product NV2. NV2 uses advanced technologies and techniques to control, moderate, and facilitate the interactive communication between multiple network technologies and software support systems, without sacrificing support for critical legacy network and infrastructure investments.
Over the last year, we have focused our enterprise sales resources on opportunities for our newest generation of NetPlus EOSS products. In addition to pursuing our traditional government markets, sales activities have been increased to large commercial enterprises to expand our NetPlus customer base.
Even as our newer technologies have been gaining market acceptance, we have experienced some reductions in demand from existing customers due to the continuing changes in the telecommunications industry. We experienced a decline in the number of potential customers for our OSS products and services and a reduction in our existing customer base in the UK as a result of consolidation within the UK service provider market by network providers. Our largest customer in this group has given notice that they will be terminating their service contract with us early in fiscal 2007. This customer accounted for 5% of our consolidated revenues in fiscal 2006 and 9% for fiscal 2005.
We are continuing to manage our costs and have maintained numerous cost reduction measures which have kept operating expenses low. We have carried over these cost reduction measures to our acquisitions as part of the integration of the acquired companies. During the fourth quarter of 2006 we reduced staff in our UK office as a result of the anticipated loss of a large customer.

Over the past year, our backlog decreased from $23.1 million to $15.8 million at June 30, 2006 primarily as a result of the reduction of the backlog on our large Air Force contract. We experienced increased liquidity demands during the current fiscal year as we have devoted significant effort to delivering products and services and supporting our customers under our larger contracts. The amounts of our borrowings under our lines of credit increased as a result from $1.6 million at June 30, 2005 to $2.6 million at June 30, 2006.
Recent Developments
     2helix
On October 28, 2005, we and the former owners of the 2helix business we acquired in March 2005 entered into a Deed of Variation and settlement agreement under which 500,000 shares of ACE*COMM stock issued in the original transaction has been returned to us and one half of the £400,000 of notes were cancelled in exchange for a new earn-out of 618,084 ACE*COMM shares. The new earn-out has a graduated payment schedule based upon the revenues generated from the sales of Network Business Intelligence products and services over the two fiscal years ending on June 30, 2007, as discussed more fully in Note 10 of the Notes to our Consolidated Financial Statements. The amount due under the notes of approximately $0.4 million is due on September 30, 2006.
Warrant Exercises Under Revised Private Placement
In October 2005 we renegotiated the additional investment rights issued to investors in March 2005. Instead of a six-month additional investment right to acquire 1,000,000 shares of ACE*COMM common stock at an exercise price of $2.50 per share, each share of which would come with a five-year warrant to acquire 0.50 shares of ACE*COMM common stock at an exercise price of $3.53 per share, the investors were issued warrants to purchase 1.9 million shares at an exercise price of $2.50 per share for a six month period commencing with effectiveness of the registration statement. In addition, certain provisions related to the possible payment of liquidated damages were modified to cap the amount of such damages which could be paid. The registration statement covering the stock issued to the investors and the shares underlying the warrants was declared effective on March 3, 2006.
Mostly in August 2006, the warrant holders exercised warrants to purchase 839,653 shares (of the 1.9 million shares issuable thereunder) at an exercise price of $2.50 per share, and the unexercised warrants expired on September 2, 2006.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonably based upon information available to us at the time that the estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.
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

We recognize revenue in accordance with current generally accepted accounting principles. ACE*COMM follows specific and detailed guidelines in measuring revenue; however, certain judgments and current interpretations of rules and guidelines affect the application of our revenue recognition policy. Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is considered “probable” under applicable accounting tests. One of the critical judgments we make is our assessment of the probability of collecting the related accounts receivable balance on a customer-by-customer basis. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection had been made at the time the transactions were recorded in revenue. In cases where collectibility is not deemed probable, revenue is recognized upon receipt of cash, assuming all other criteria have been met. We are also required to exercise judgment in determining whether the fixed and determinable fee criteria have been met by evaluating the risk of our granting a concession to our customers, particularly when payment terms are beyond our normal credit period of sixty to ninety days. In addition, when our contracts contain customer acceptance provisions, management assesses whether uncertainty exists about such acceptance in determining when to record revenue.
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
In situations when our products involve significant modification or customization of software, or when our systems integration and services are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered. Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis. Approximately 12% and 3% of our revenue for the fiscal years 2006 and 2005, respectively, was derived from contracts accounted for under the percentage of completion method.
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

     Impairment of Long-Lived Assets
We evaluate the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. We did not record an impairment charge during the years ended June 30, 2006, 2005 and 2004.
Results of Operations
The following table shows the percentage of revenue of certain items from ACE*COMM’s statements of operations:

	Years Ended June 30,
	2006	2005	2004

Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	38.0%	44.8%	57.3%
Selling, general and administrative	45.6%	49.0%	68.1%
Research and development	14.5%	13.5%	9.0%
In process research and development	0.0%	25.6%	8.5%

Income (loss) from operations	1.9%	(32.9)%	(42.9)%
Net interest expense	0.8%	0.3%	0.2%
Gain from settlement of debt obligation	0.0%	1.1%	0.0%

Income (loss) before income taxes	1.1%	(32.1)%	(43.1)%
Income tax (benefit) provision	(0.1)%	0.3%	0.0%

Net income (loss)	1.2%	(32.4)%	(43.1)%

The above reflects the results of operations from the purchase of 2helix in March 2005. Previous periods do not include the revenue and expenses of 2helix.
     Revenues
The following summarizes our revenue (in thousands):

	Years Ended June 30,
	2006	2005	2004
Revenue
Licenses and hardware	$12,875	$8,734	$6,387
Services	13,796	11,227	7,284

Total Revenue	$26,671	$19,961	$13,671

Total revenues in 2006 were $26.7 million compared to $20.0 million in 2005 and $13.7 million in 2004. Total revenues increased $6.7 million or 34% in 2006 and increased $6.3 million or 46% in 2005, as compared to the prior year.

Licenses and hardware revenue increased by $4.2 million to $12.9 million for the year ended June 30, 2006, when compared to fiscal 2005. This increase was primarily due to revenues of $2.4 million for a software license and hardware related to the Air Force contract, $1.4 million from five new customers and a software license with one-time revenue of $0.4 million. License and hardware revenue increased by $2.3 million to $8.7 million for the year ended June 30, 2005, compared to 2004. This increase was primarily the result of revenues from two new customers in Asia and one new customer in the Middle East of $1.9 million and $1.5 million from the Air Force contract offset by a decline in revenues from one customer in the Middle East of $1.0 million as its large multi year contract completed.
Services revenue increased by $2.6 million from $11.2 million in fiscal 2005 to $13.8 million in fiscal 2006. The increase was primarily due to revenues of $1.9 million under the Air Force contract and an increase in maintenance revenue from one of our customers of $0.5 million. Services revenue increased by $3.9 million from $7.3 million in fiscal 2004 to $11.2 million in fiscal 2005. The majority of this increase was principally the result of the inclusion of the revenues from the assets purchased from Intasys for all of fiscal 2005 and the revenues from the acquisition of 2helix for the last quarter of fiscal 2005, which aggregated $3.4 million.

	2006	2005	2004
Revenue by Type
Enterprise	$10,179	$6,656	$4,187
Network Service Provider (NSP)	10,069	7,554	7,092
Operations Support Systems (OSS)	6,423	5,732	2,358
IT and Other	—	19	34

Total Revenue	$26,671	$19,961	$13,671

Revenue from sales to enterprises increased 52% from $6.7 million to $10.2 million during fiscal year 2006, and represented approximately 38% of total revenue. Revenues increased primarily as a result of an increase in revenues of $4.4 million from the Air Force which was offset by a decrease in purchases from one of our primary customers (U.S. Army) of $0.8 million. Revenue from sales to enterprises increased 60% from $4.2 million to $6.7 million during fiscal year 2005, and represented approximately 33% of total revenue. Revenues increased primarily as a result of an increase in purchases from one of our primary customers (U.S. Army) of $1.1 million and revenues of $1.5 million from a large contract award from the Air Force.
Revenue from sales to network service providers increased 33% from $7.6 million to $10.1 million for fiscal year 2006 and represented 38% of total revenue. This increase was primarily the result of an increase in revenues in Canada and Africa of $0.7 million generated from two new customers, increase in revenues in Asia and the Middle East from two customers that were new in 2005 of $0.9 million and additional purchases from two existing customers of $0.9 million. Revenue from sales to network service providers increased 7% from $7.1 million to $7.6 million for fiscal year 2005 and represented 38% of total revenue. This increase was primarily the result of an increase in revenues in Asia and the Middle East of $1.9 million generated from three new customers, offset by a decline in revenues from one customer in the Middle East of $1.0 million as its large multi year contract completed.
Revenue from sales of Operations Support Systems solutions increased 12% from $5.7 million to $6.4 million during fiscal year 2006 and represents 24% of total revenue. The increase in OSS revenue is primarily due to a software license with one time revenue of $0.4 million and from a new customer generating $0.4 million. Revenue from OSS solutions increased 138% from $2.4 million to $5.7 million during fiscal year 2005 and represents 29% of total revenue. These revenues are derived principally from our new product line purchased from Intasys in February 2004 and the acquisition of 2helix in March 2005. Periods prior to March 31, 2004, did not include the revenue of the Operations Support Systems products. The increases in revenue are the result of the inclusion of the assets purchased from Intasys for a full year.
Backlog was $15.8 million, as of June 30, 2006, compared to $23.1 million as of June 30, 2005. We define backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services to be provided to customers generally within one year. In addition, we include in backlog amounts related to delivered products where revenue has been deferred. We estimate that $9.3 million of the backlog at June 30, 2006, will be recognized during fiscal year 2007. Although we believe that our entire backlog consists of firm orders, our backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the contracting process.

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
Cost of revenues were $10.1 million in 2006, $8.9 million in 2005 and $7.8 million in 2004 representing 38%, 45% and 57% of revenues, respectively. Cost of revenues decreased as a percentage of revenue during this past year because revenues increased significantly while our cost base remained relatively fixed as a result of our continued cost containment efforts.
Cost of licenses and hardware revenue was $3.0 million in 2006, $3.3 million in 2005 and $3.0 million in 2004, representing 23%, 38% and 47% of licenses and hardware revenue, respectively. The decrease in the percentage of revenues in 2006 and 2005 was due to lower materials costs associated with hardware revenue and fixed costs being spread over higher revenues.
Cost of services revenue was $7.2 million in 2006, $5.7 million in 2005 and $4.9 million in 2004, representing 52%, 51% and 67% of services revenue for those years. Cost of services revenue as a percentage of services revenue have decreased from 2004 due to the additional services revenue of $5.8 million and $5.7 million for fiscal years 2006 and 2005, respectively, resulting from the acquisition of the assets of Intasys and 2helix.
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
SG&A expenses were $12.2 million in 2006, $9.8 million in 2005, and $9.3 million in 2004, representing 46%, 49%, and 68% of total revenues in each year, respectively. SG&A expenses decreased as a percentage of revenue during this past year because revenues increased faster than the increase in SG&A costs. SG&A increased $2.4 million or 24% in 2006, increased $0.5 million or 5% in 2005 and increased $1.4 million or 18% in 2004, as compared to each prior corresponding period. The increase in 2006 includes an increase of $1.4 million due to including twelve months versus three months of the costs associated with the acquisition of 2helix, increased marketing efforts related to Parent Patrol™, and an increase in selling expenses for our existing product lines. The increase in 2005 includes an increase of $1.0 million due to including twelve months versus four months of the costs associated with the acquisition of assets from Intasys and the acquisition of 2helix offset by a decrease of $0.4 million in the provision for doubtful accounts expense. The increase in 2004 results from the additional SG&A costs associated with the acquisition of assets from Intasys of $0.5 million, an increase in the allowance for doubtful accounts of $0.3 million and an increase in selling expenses for our existing product lines.

We recognized a net provision for doubtful accounts of $0.2 million in 2006, $0.1 million in 2005, and $0.5 million in 2004, representing an increase of $0.1 million in 2006, a decrease of $0.4 million in 2005 and an increase of $0.4 million in 2004 as compared to the corresponding period of the prior year. During 2004, two of our customers experienced a significant adverse change in their financial conditions, leading us to reserve fully against the receivable from these customers. In the other years our reserve was based on an analysis of our customers and their payment history. Existing or future customers’ ability to pay us may be adversely impacted by unfavorable economic conditions or by other factors. The increase in the provision for 2006 was the result of the increase in accounts receivable.
During the past several years we have initiated numerous cost reduction measures which have affected our employees, including their compensation. To promote employee retention, we accelerated 640,343 previously unvested employee stock options effective in June 2005. While such options were “out of the money,” management believes the acceleration will provide flexibility and therefore possible value to these employees in the future. Under current accounting guidance, no compensation expense was recorded in our financial statements. However, we reported in Note 2, Stock Based Compensation, pro forma compensation expense of $689 thousand associated with the accelerated options. Had we not accelerated the vesting of these options, compensation expense of $402 thousand, $238 thousand and $49 thousand would have been recorded in the income statement upon the required adoption of SFAS 123(R) for fiscal years 2006, 2007, and 2008, respectively. An additional 241,154 employee stock options were not accelerated in June 2005, of which 188,333 were held by our executive officers.
     Research and Development Expenses
Research and development (R&D) expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of our products such as Parent and Enterprise Patrol, NV2 NetPlus and our convergent mediation service delivery platform.
Research and development expenses were $3.9 million in 2006, $2.7 million in 2005, and $1.2 million in 2004. R&D expenses increased $1.2 million or 44% in 2006 and $1.5 million or 123% in 2005. R&D expenses represented 14% of revenues in 2006, 14% of revenues in 2005, and 9% of revenues in 2004. The substantial increase in research and development in 2006 and 2005 results from completing much of the in-process research and development related to the acquisitions of 2helix and the assets of Intasys, and increased research and development associated with our Parent Patrol, Net Plus product and our convergent mediation service delivery platform. These expenses are expected to continue at or above the current levels for the fiscal year 2007 as we continue to develop and expand our Patrol Suite, Net Plus and convergent mediation products.
Although research and development expenses have increased and are expected to continue at or above the current level, we are pursuing several strategies to control costs in this area. We have been selective in approving new projects and in some instances discontinued projects that were not related to the development of Convergent Mediation TM solutions. We are also evaluating alternative development opportunities such as outsourcing or consolidating development activities to continue to manage our expenses. In instances where we charge our customers for custom development we include the costs associated with the development in the cost of revenues. Finally, we have been pursuing opportunities to license or acquire market-ready new technology from third parties as part of our strategy for expanding our product offerings.
We expensed $5.1 million for acquired in-process research and development associated with the 2helix acquisition during fiscal 2005. 2helix has several software tools that are being developed into software products that we intend to complete and sell either as stand alone or integrated into our convergent mediation service delivery platform, as discussed more fully in Note 11 of the Notes to our Consolidated Financial Statements. That Note also includes a discussion of the Intasys in-process research and development.

Liquidity and Capital Resources
  Asset and Cash Flow Analysis
At June 30, 2006, we had cash and cash equivalents of $1.0 million. Cash and cash equivalents were $2.7 million at June 30, 2005, and $2.9 million at June 30, 2004. The cash and cash equivalents balance decreased by $1.7 million, or 65%, in 2006 and decreased by $198 thousand, or 7% in 2005, in each case as compared to the corresponding period of the prior year. The decrease in cash during 2006, a year in which working capital increased $2.4 million versus the prior year, is attributable to the increase in accounts receivable attributable to the Air Force contract. Cash and cash equivalents were 6% of total assets at June 30, 2006, compared to 20% of total assets at June 30, 2005. The percentage decrease results primarily from the increase in accounts receivable.
Our cash flow is dependent upon numerous factors, including the timing of customer orders and engagements, and related obligations and payments, market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of changes in the size of our operations and other factors.
Working capital was $3.1 million at June 30, 2006, $0.7 million at June 30, 2005, and $3.7 million at June 30, 2004. Working capital increased $2.4 million or 343% in 2006, decreased $3.0 million or 81% in 2005, and decreased $0.2 million, or 5%, in 2004, in each case as compared to the corresponding period of the prior year. The increase in working capital in 2006 is due to the significant increase in accounts receivables, related to increased revenues and the timing of collections, particularly under the Air Force contract. The decrease in working capital in 2005 is due to an increase in borrowings which includes notes payable related to the acquisition of 2helix of $0.7 million, an increase in our line of credit of $1.1 million, and an increase in current liabilities of $1.2 million primarily as a result of the 2helix acquisition costs and an increase in accounts payable.
Gross accounts receivables increased $5.7 million, or 102% at June 30, 2006 and increased $0.8 million, or 16% at June 30, 2005. Gross receivables as a percentage of revenues increased from 28% to 42% as of June 30, 2006, as a result of an increase in revenues and the timing of collections of accounts receivable. Five customers represented 61% of our gross trade receivables balance as of June 30, 2006, with amounts payable under our Air Force contract representing 42% of our gross trade receivables balance as of June 30, 2006.
Our operating activities used $2.6 million in cash during 2006, $1.3 million in cash during 2005 and $5.0 million in cash during 2004. The changes between years in cash flows from operating activities are principally due to changes in net income (loss) after adjustments for non-cash charges such as depreciation and in-process research and development costs acquired and due to changes in working capital amounts. Changes in accounts receivable balances are typically the most significant component of working capital and fluctuate as a result of the timing and volume of our revenues and other factors.
Net cash used for investing activities was $1.1 million in 2006, $0.1 million in 2005, and $2.5 million in 2004. The increase in 2006 includes an increase in purchases of computer equipment of $0.4 million including purchases of equipment of $0.2 million relating to two of our significant customer contracts and $0.1 million relating to computer software. The increase also includes $0.3 million relating to a software license.
Financing activities generated cash of $1.9 million in 2006, $1.3 million in 2005, and $8.9 million in 2004. The cash generated in 2006 was primarily from the exercise of stock warrants by investors. The increase in 2005 is primarily from the private financing on March 31, 2005, net of expenses, and from borrowings under our bank line of credit, offset by payment of notes related to the 2helix acquisition of $2.1 million. The 2004 cash generated results primarily from the i3 Mobile transaction, which generated cash of $8.6 million.

Cost Containment Program
Although revenues increased during fiscal year 2006 and in fiscal year 2005, we have continued our cost containment measures which we implemented in 2003 and to a lesser extent in 2004 as a result of significant net losses from operations. We have maintained or reduced the number of full time employees during the past three fiscal years. We carried these cost reduction measures to our 2helix acquisition when that company was integrated. We expect to have increased costs and continuing liquidity demands in the current fiscal year as we devote significant efforts to delivering products and services, supporting our customers under existing contracts and investing in new products. We also expect to add some additional head count in the sales and other areas to market and support our new products.
  Contractual Obligations and Commitments
The following table summarizes contractual obligations and commitments as of June 30, 2006:

	Payments Due by Period
	(amounts in thousands)
		Less than 1			After 5
Contractual Obligation	Total	year	1-3 years	4-5 years	years
Operating leases	$2,428	$1,065	$1,295	$68	$—
Other commitments	74	57	17	—	—

Total commitments	$2,502	$1,122	$1,312	$68	$—

We have commercial commitments of two accounts receivable backed lines of credit discussed more fully below. One line of credit was renewed via an amended and restated loan and security agreement with the Bank on November 14, 2005. The outstanding balance at June 30, 2006, was $2.6 million. The other line of credit was opened on September 27, 2005, and there were no outstanding balances on this line at June 30, 2006.
We also have issued standby letters of credit for security deposits for office space and to guarantee service contracts as summarized in the following table. The standby letters of credit have a one-year term and renew annually.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
	Total
	Amounts	Less than 1			Over 5
Other Commercial Commitments	Committed	year	1-3 years	4-5 years	years
Standby Letters of Credit	$306	$253	$53	$—	$—
  Lines of Credit
In November 14, 2005, we renewed our loan and security agreement and entered into an amended and restated loan and security agreement with Silicon Valley Bank. This amended agreement expires and is subject to renewal on November 13, 2006. Under this agreement, we may borrow based upon the amount of our approved borrowing base of eligible accounts receivable, up to a maximum of $3.5 million. The line of credit has sub limits of $500 thousand for cash secured letters of credit and $1.75 million for U.S. Export Import Bank usage. We can draw up to 70% of our eligible accounts receivable under the master line and 70% of our eligible foreign accounts receivable under the U.S. Export Import Bank sub limit line. Inclusive to the U.S. Export Import Bank sub limit is a $250 thousand sub limit for UK eligible accounts receivable, thereby providing us the opportunity to borrow up to the lesser of $250 thousand or 50% of the UK eligible accounts receivable. Amounts borrowed bear interest at a rate equal to the bank’s prime rate plus 1.75% per annum, charged on the average daily balance of advances outstanding, payable monthly and calculated on a 360 days per year basis. We also pay certain costs and expenses of the bank in administering the line. The receivables comprising the borrowing base must not be more than 90 days aged, must not be in dispute, and must conform to other eligibility requirements. The agreement has a monthly quick ratio covenant which must be complied with on an intra-quarterly basis, and a minimum tangible net worth covenant which must be complied with on a quarterly basis. The agreement also subjects us to non-financial covenants, including restrictions over dividends and certain reporting requirements.

We have an additional loan and security agreement which provides a second line of credit for the financing of non-standard accounts receivable. This new line expires and is subject to renewal on September 25, 2006. Under this second line, we may borrow based upon a borrowing base of specifically-approved accounts receivable not part of the borrowing base for our other line of credit, up to a maximum of $1.5 million. The line is administered under the specialty finance division of the Bank and its primary purpose is to allow financing for specific receivables with extended terms. We can draw up to 70% of approved accounts receivable under this new line. Amounts borrowed bear interest at a rate equal to the bank’s prime rate plus 2% per annum, charged on the outstanding financed gross receivable balance, calculated on a 360 days per year basis, and payable upon the earlier of when the payment is received for the financed receivable or when the financed receivable is no longer an eligible receivable. We also pay certain costs and expenses of the bank in administering the line. The receivables comprising the borrowing base must not be more than 90 days aged, but financing for accounts receivable up to 180 days is available to the extent approved on a case-by-case basis by the Bank. All such receivables must not be in dispute, and must conform to other eligibility requirements. The agreement has no financial covenants, but does subject us to non-financial maintenance covenants, including restrictions over dividends.
ACE*COMM’s obligations under both agreements are secured by a security interest in all of our assets and intellectual property. Advances made to ACE*COMM are payable in full upon demand in the event of default under the agreement. As of June 30, 2006, we had borrowings totaling $2.6 million on the $3.5 million line of credit and there was $0.8 million available for additional borrowing based on the then-outstanding accounts receivable. As of June 30, 2006, we had no borrowings under the $1.5 million line of credit and there were no borrowings available based on the then-outstanding accounts receivable.
Under the terms of our corporate headquarters’ office lease, we maintain a letter of credit under our line of credit with our bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by us under the lease. The letter of credit currently required under the lease is $113 thousand, and will decrease annually each November through fiscal year 2008. We also maintain other customer related letters of credit issued by the Bank and secured under our line of credit to support specific terms and conditions of customer orders. The aggregate of these customer related letters of credit total approximately $306 thousand at June 30, 2006.
  Liquidity Analysis
At June 30, 2006 we had cash and cash equivalents of $1.0 million and $0.8 million was available under the line of credit. We expect to have increased costs and liquidity demands during the current fiscal year as we devote significant effort to delivering products and services and supporting our customers under the contracts resulting in our large backlog at June 30, 2006. We are continuing to manage our expenses to conserve cash and maintain adequate liquidity. We have no significant commitments for capital expenditures at June 30, 2006. We believe that cash flows from operations, particularly collection of outstanding accounts receivable, receipt of new contracts, and the availability of credit under our agreement with the Bank will support our working capital requirements for the next twelve months, based on our current expectations as to anticipated revenue, expenses and cash flow.
We are still pursuing a growth strategy that may involve acquisitions. Additional financing likely would be required for future acquisitions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk related to any borrowings under our line of credit. As of June 30, 2006, borrowings outstanding under our line of credit were approximately $2.6 million. Our market risk sensitive instruments do not expose us to material market risk exposures. Should interest rates increase or decrease 1%, interest expense would increase or decrease $26 thousand based on our borrowings as of June 30, 2006.

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
Directors
The information concerning our Directors required by Item 10 is incorporated by reference to Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.
Executive Officers
The information concerning our executive officers required by Item 10 is set forth in Item 1 hereof under the heading “Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated by reference to Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information called for by Item 12 is incorporated by reference to Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information called for by Item 13 is incorporated by reference to Proxy Statement for the 2006 Annual meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by Item 14 is incorporated by reference to Proxy Statement for the 2006 Annual meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.

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
Schedule II — Valuation and Qualifying Accounts
(a)(3) EXHIBITS

3.1	Articles of Amendment and Restatement dated August 19, 1996 (Incorporated by reference to the identically numbered exhibit filed as an exhibit to our Registration Statement on Form S-1, File No. 333-25439).

3.2	Bylaws of ACE*COMM as amended and restated dated October 23, 2003 (Incorporated by reference to the identically numbered exhibit filed as an exhibit to our Form 10-Q, filed November 14, 2003).

4.1	Form of Specimen of Common Stock Certificate (Incorporated by reference to the identically numbered exhibit filed as an exhibit to our Registration Statement on Form S-1, File No. 333-25439).

10.1*	Form of Non-Qualified Stock Option Grant Agreement (certain executive officers — fiscal 1997).

10.2*	Amended and Restated Omnibus Stock Plan (Incorporated by reference to our Proxy Statement, dated October 26, 2005).

10.3*	2000 Stock Option Plan for Directors (Incorporated by reference to our Proxy Statement, dated October 26, 2005).

10.4	Lease Between New Boston Fund and ACE*COMM as Tenant dated December 30, 2002 (Incorporated by reference to the identically numbered exhibit filed as an exhibit to our Form 10-K, filed September 29, 2003).

10.5*	2006 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 filed as an exhibit to our Form 8-K, filed January 30, 2006).

10.6*	Form of Restricted Stock Agreement — Performance Based Vesting. †

10.7*	Form of Restricted Stock Agreement — Time Based Vesting. †

21.1	List of Subsidiaries. †

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.†

31.1	Certification of Chief Executive Officer.†

31.2	Certification of Chief Financial Officer.†

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement. † Filed herewith.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE*COMM CORPORATION

By:	/s/ George T. Jimenez George T. Jimenez
Chief Executive Officer

Date: September 26, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ George T. Jimenez	Chief Executive Officer and Chairman of the Board	September 26, 2006
(George T. Jimenez)	(Principal Executive Officer)

/s/ Steven R. Delmar	Senior Vice President and Chief Financial Officer	September 26, 2006
(Steven R. Delmar)	(Principal Financial and Accounting Officer)

/s/ Paul G. Casner, Jr. (Paul G. Casner, Jr.)	Director	September 26, 2006

/s/ Gilbert A. Wetzel) (Gilbert A. Wetzel)	Director	September 26, 2006

/s/ Harry M. Linowes (Harry M. Linowes)	Director	September 26, 2006

/s/ Matthew J. Stover (Matthew J. Stover)	Director	September 26, 2006

/s/ J. William Grimes (J. William Grimes)	Director	September 26, 2006

ACE*COMM CORPORATION
INDEX TO FINANCIAL STATEMENTS
          The following Consolidated Financial Statements of the Registrant are filed as part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
ACE*COMM Corporation
We have audited the accompanying consolidated balance sheets of ACE*COMM Corporation (a Maryland Corporation) (the Company), as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ACE*COMM Corporation as of June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.
We have also audited Schedule II for the years ended June 30, 2006, 2005 and 2004. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.
/s/ Grant Thornton LLP
McLean, Virginia
August 19, 2006

ACE*COMM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	June 30,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$946	$2,683
Accounts receivable, net	10,981	5,456
Inventories, net	838	532
Deferred contract costs	18	85
Prepaid expenses and other	571	601

Total current assets	13,354	9,357
Property and equipment, net	787	636
Goodwill	522	1,681
Acquired intangibles, net	1,041	2,001
Other non-current assets	657	478

Total assets	$16,361	$14,153

Liabilities and Stockholders’ Equity

Current liabilities:
Borrowings	$2,970	$2,332
Accounts payable	1,114	1,379
Accrued expenses	1,940	1,940
Accrued compensation	606	1,013
Deferred revenue	3,617	2,040

Total current liabilities	10,247	8,704
Long-term notes payable	17	72

Total liabilities	10,264	8,776

Commitments and contingencies (Note 12 )

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 45,000,000 shares authorized, 17,788,032 and 16,694,330 shares issued and outstanding	178	167
Additional paid-in capital	35,257	34,808
Other comprehensive loss	(91)	(32)
Accumulated deficit	(29,247)	(29,566)

Total stockholders’ equity	6,097	5,377

Total liabilities and stockholders’ equity	$16,361	$14,153

The accompanying notes are an integral part of these consolidated financial statements.

(ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended June 30,
	2006	2005	2004
Revenue
Licenses and hardware	$12,875	$8,734	$6,387
Services	13,796	11,227	7,284

Total revenue	26,671	19,961	13,671
Cost of licenses and hardware revenue	2,970	3,276	2,976
Cost of services revenue	7,171	5,673	4,865

Total cost of revenue	10,141	8,949	7,841

Gross profit	16,530	11,012	5,830
Selling, general and administrative	12,159	9,774	9,304
Research and development	3,866	2,694	1,226
In process research and development acquired	—	5,118	1,160

Income (loss) from operations	505	(6,574)	(5,860)
Interest expense	223	53	32
Gain from settlement of debt obligation	—	228	—

Income (loss) before income tax provision	282	(6,399)	(5,892)
Income tax (benefit) provision	(37)	63	6

Net income (loss)	$319	$(6,462)	$(5,898)

Net income (loss) per share
Basic	$0.02	$(0.44)	$(0.49)

Diluted	$0.02	$(0.44)	$(0.49)

Shares used in computing net loss per share:
Basic	16,899	14,555	12,068

Diluted	17,442	14,555	12,068

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance, July 1, 2003	9,807	$98	$21,933	$—	$(17,206)	$4,825
Exercise of common stock options	140	1	191	—	—	192
Employee stock purchase plan	42	1	50	—	—	51
Stock repurchases and warrants	(2)	—	(48)	—	—	(48)
Issuance of warrants to consultant	—	—	164	—	—	164
Foreign currency translation	—	—	—	(41)	—	(41)
i3 Mobile merger	3,774	38	6,185	—	—	6,223
Net loss	—	—	—	—	(5,898)	(5,898)

Balance, June 30, 2004	13,761	138	28,475	(41)	(23,104)	5,468
Exercise of common stock options	29	—	33	—	—	33
Employee stock purchase plan	41	—	53	—	—	53
Foreign currency translation	—	—	—	9	—	9
Issuance of warrants to consultant	123	1	(1)	—	—	—
Private financing	1,000	10	2,120	—	—	2,130
2helix transaction	1,740	18	4,128	—	—	4,146
Net loss	—	—	—	—	(6,462)	(6,462)

Balance, June 30, 2005	16,694	167	34,808	(32)	(29,566)	5,377
Exercise of common stock options	331	3	585	—	—	588
Employee stock purchase plan	30	—	64	—	—	64
Stock option compensation expense	—	—	99	—	—	99
Foreign currency translation	—	—	—	(59)	—	(59)
Exercise of warrants	152	2	352	—	—	354
Purchase of software license	326	3	787	—	—	790
Issuance of restricted stock	137	2	82	—	—	84
2helix re-negotiation	118	1	(1,520)	—	—	(1,519)
Net income	—	—	—	—	319	319

Balance, June 30, 2006	17,788	$178	$35,257	$(91)	$(29,247)	$6,097

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended June 30,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$319	$(6,462)	$(5,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,452	732	707
Provision for doubtful accounts	195	126	538
Stock option and restricted stock compensation expense	181	—	—
Gain from settlement of debt obligation	—	(228)	—
In process research and development costs acquired	—	5,118	1,160
Non cash compensation — issuance of stock warrants to consultant	—	—	164
Changes in operating assets and liabilities, net of effects of merger:
Accounts receivable	(5,720)	(1,131)	41
Inventories, net	174	51	127
Prepaid expenses and other assets	30	(270)	(294)
Deferred contract costs	67	486	(571)
Accounts payable	(265)	31	(1,582)
Accrued liabilities	(570)	(102)	367
Deferred revenue	1,577	332	216

Net cash used in operating activities	(2,560)	(1,317)	(5,025)

Cash flows from investing activities:
Cash acquired in 2helix acquisition	—	392	—
Purchases of property and equipment	(626)	(183)	(351)
Purchases of other non-current assets	(438)	(226)	—
Contract rights acquired from Intasys	—	(100)	(2,132)

Net cash used in investing activities	(1,064)	(117)	(2,483)

Cash flows from financing activities:
Net borrowings on line of credit	997	1,060	112
Payment on 2helix notes related to acquisition	—	(2,076)	—
Other notes payable	(57)	72	—
Proceeds from employee stock purchase plan and exercise of stock options	652	87	243
Net proceeds from private financing transactions	—	2,131	—
Proceeds from exercise of stock warrants	354	—	—
Repurchase of common stock	—	—	(48)
Net proceeds from common stock issued in i3 Mobile transaction	—	—	8,553

Net cash provided by financing activities	1,946	1,274	8,860

Net increase (decrease) in cash and cash equivalents	(1,678)	(160)	1,352
Effect of exchange rate change on cash	(59)	(38)	(41)
Cash and cash equivalents at beginning of year	2,683	2,881	1,570

Cash and cash equivalents at end of year	$946	$2,683	$2,881

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$222	$57	$38
Cash paid during the period for income taxes	$24	$63	$6
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with software purchase	$790	$—	$—
Issuance of common stock in connection with 2helix purchase	$—	$5,508	$—
Return of common stock in connection with the 2helix re-negotiation	$1,519	$—	$—
2helix re-negotiation reduction of notes payable and accrued interest	$356	$—	$—
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
Earnings (Loss) per Share
The basic net earnings (loss) per share presented in the accompanying financial statements is computed using weighted average common shares outstanding. Diluted net earnings per share generally includes the effect, if dilutive, of potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options) were exercised and converted to common stock. Because of the reported net losses for fiscal years 2005 and 2004, the effect of including potentially dilutive securities is anti-dilutive and therefore they have been excluded. If stock options had been included, shares used in the diluted loss per share calculation would have increased by 307,283 and 320,380 shares for fiscal years 2005 and 2004, respectively.
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

We often enter into multiple element arrangements that do not involve significant modification or customization of the related software. In these instances, ACE*COMM recognizes revenue in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” and allocates revenue to each element of the arrangement based on vendor specific objective evidence of the element’s fair value. Revenue for software licenses in these instances is recognized upon delivery when a signed agreement exists, the fee is fixed and determinable, and collection of the resulting receivable is probable. Maintenance revenue is recognized ratably over the term of the respective maintenance period.
In situations when our products involve significant modification or customization of software, or when our systems integration and product development are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. Approximately 12% and 3% of our revenues were calculated under this method for the fiscal years ended June 30, 2006 and 2005, respectively. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered as the majority of the hardware is from third parties and the hardware is rarely modified.
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
When our contracts contain extended payment terms, we defer recognition of revenue until amounts become due pursuant to payment schedules and no other uncertainties exist. We correspondingly defer a proportionate amount of contract cost which will be matched against the deferred revenue when recognized. Should management make the determination that previously deferred revenue will not be recognized, the corresponding amount of deferred contract cost will be charged to expense at that time. As of June 30, 2006, we have deferred $18 thousand contract costs in accordance with this policy.
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
Cash and cash equivalents
ACE*COMM considers all investments with an original maturity of three months or less to be cash equivalents. Cash held in foreign bank accounts was $47 thousand and $794 thousand at June 30, 2006 and 2005, respectively.
Impairment of Long-Lived Assets
We evaluate the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. We did not record an impairment during the years ended June 30, 2006 or 2005.

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
Total other comprehensive income (loss) consists of the following (in thousands):

	Years ended June 30,
	2006	2005	2004
Net income (loss)	$319	$(6,462)	$(5,898)
Other comprehensive income (loss) - Foreign Currency Translation	(59)	9	(41)

Total other comprehensive income (loss)	$260	$(6,453)	$(5,939)

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
Effective July 1, 2005, the Company adopted Statement 123(R) using the modified-prospective-transition (MPT) method. Under this method, the Company’s prior periods do not reflect any restated amounts. The Company recognized $99 thousand of compensation expense related to stock options during the year ended June 30, 2006, as a result of the adoption of Statement 123(R). If Statement 123(R) had not been adopted, basic and diluted net income per share would have remained at $0.02 for the year ended June 30, 2006. We expect to recognize expense related to stock options of $71 thousand in fiscal 2007, $20 thousand in fiscal 2008 and $2 thousand in fiscal 2009 associated with unvested awards not yet recognized. During the fiscal year ended June 30, 2006, we granted restricted stock as disclosed in Note 9. During the fiscal year ended June 30, 2006, the Company granted 42,000 stock options under the 2000 Stock Option Plan for Directors with a fair value of $59 thousand and we recognized $28 thousand expense related to these options during the period. The assumptions included in the fair value calculations are expected life of 3 years, interest rate of 4.46%, expected volatility of 83% and dividend yield of 0%.
During the past several years the Company has initiated numerous cost reduction measures which have affected our employees, including their compensation. To promote employee retention, in June 2005, we accelerated vesting of all out of the money stock options of 640,343 options at price ranges of $2.08 to $8.50. The Company reported pro forma compensation expense of $689 thousand associated with the accelerated options. Had we not accelerated the vesting of these options, compensation expense of $402 thousand, $238 thousand and $49 thousand would have been recorded in the income statement upon the required adoption of SFAS 123(R) for fiscal years 2006, 2007 and 2008, respectively.
Through June 30, 2005, the Company generally applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options and presented pro forma net income and earnings per share data as if the accounting prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” had been applied. The Company also applies the provisions of FIN 44, “Accounting for Certain Transactions Involving Stock Compensation,” as required when modifications and other provisions cause the application of variable accounting which calls for the periodic measurement of compensation expense based on the difference in the exercise price and the underlying value of the related stock and the guidance in Emerging Issues Task Force bulletin 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”
Transactions for which non-employees are issued equity instruments for goods or services received are recorded by the Company based upon the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more readily measured. In September 2005, we issued 325,625 shares of common stock for a non-exclusive perpetual software license to be utilized to enhance our flexible mediation product and rating capabilities. The license is valued at $1.3 million. This is based on the fair value of common stock we issued for $791 thousand, $500 thousand paid in cash and $50 thousand to be paid in one year. The stock value is based on the weighted average for the two days prior and two days subsequent to the measurement date of August 17, 2005, which is the date we formally received the source code. The cost of the license is being amortized over 36 months beginning in October 2005, which is the date sales efforts began.

For the purposes of the pro forma amounts shown, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share would have been changed to pro forma amounts in the following table for the fiscal years ended June 30, 2005 and 2004.
The Company adopted SFAS No. 123(R) effective July 1, 2005, and accordingly has included compensation expense in results of operations; therefore, pro-forma information is only presented for fiscal years 2005 and 2004.
Amounts are in thousands except per share amounts.

	For the year	For the year
	June 30,	June 30,
	2005	2004
Net loss	$(6,462)	$(5,898)
Add: Total stock-based compensation expense reported in net loss	—	—

Deduct: Total stock-based compensation expense determined under fair value based method for all awards*	(1,227)	(755)

Pro forma net loss	$(7,689)	$(6,653)

Earnings per share
Basic and diluted as reported	$(0.44)	$(0.49)
Basic and diluted Pro forma	$(0.53)	$(0.55)

Weighted average common shares outstanding:
Basic	14,555	12,068
Diluted	14,555	12,068

*	All awards refers to awards granted, modified or settled in fiscal periods beginning after December 15, 1994 – awards for which the fair value was required to be measured under Statement 123.
For the purposes of the pro forma amounts shown in Note 2, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model. The weighted-average assumptions included in our fair value calculations for the year ended June 30, 2005 are expected life of 3 years, interest rate of 3.1%, expected volatility of 109.5% and dividend yield of 0%. The assumptions included in the fair value calculations for the year ended June 30, 2004 are expected life of 3 years, interest rate of 2.6% to 3.2%, expected volatility of 109.0% to 119.0%, and dividend yield of 0%. The weighted average fair value of stock options granted under the stock option plans during the years ended June 30, 2005 and 2004 were $1.35 and $1.74, respectively.
Recently Issued Accounting Pronouncements
On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FIN No. 48, Accounting for Uncertainty of Income Taxes, which is an interpretation of FAS 109, Accounting for Income Taxes. The FASB issued FIN No. 48 to address concerns about the diversity in financial reporting to tax positions with uncertainty. The regulation requires that the Company cannot record tax benefits of a transaction unless it is more-than-likely-not to be entitled to the benefits from a tax position in the financial statements. FIN No. 48 becomes effective as of July 1, 2007. The Company currently anticipates that the adoption of FIN No. 48 will not have a material impact on the consolidated financial results of the Company.

NOTE 3 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following (in thousands):

	June 30,
	2006	2005
Billed receivables	$8,517	$4,832
Unbilled and other receivables	2,697	713
Allowance for doubtful accounts	(233)	(89)

	$10,981	$5,456

Billed
At June 30, 2006, one domestic customer comprised $3.0 million, or 35% of total billed receivables and four international customers comprised $2.1 million or 24% of the total billed receivables.
Unbilled
Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year.
Allowance for doubtful accounts
The Company recorded an increase in the provision for doubtful accounts of $195 thousand, credited the allowance for recoveries of $2 thousand, and wrote off $53 thousand in uncollected accounts during the year ended June 30, 2006. We recorded a provision for doubtful accounts of $126 thousand, credited the allowance for recoveries of $32 thousand, and wrote off $604 thousand in uncollected accounts during the year ended June 30, 2005. The allowance for doubtful accounts represents 2% of gross accounts receivable at June 30, 2006 and 2005.
Management continuously assesses the collectibility of accounts receivable and establishes reserves when necessary based on factors considered which include customer creditworthiness and past payment history.
NOTE 4 – INVENTORIES
Inventories consist of the following (in thousands):

	June 30,
	2006	2005
Inventories	$1,196	$857
Allowance for obsolescence	(358)	(325)

	$838	$532

The Company increased the provision for obsolescence by $37 thousand, $126 thousand and $155 thousand in 2006, 2005 and 2004, respectively, including such increases in cost of revenue. Inventory write-offs during the years ended June 30, 2006, 2005 and 2004 were $0, $0 and $150 thousand, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	June 30,
	2006	2005
Computer equipment	$5,272	$4,913
Lab test equipment	137	137
Office equipment	729	729
Leasehold improvements	560	560
Vehicles	49	49

	6,747	6,388
Less accumulated depreciation	(5,960)	(5,752)

	$787	$636

Depreciation expense for the years ended 2006, 2005 and 2004 was $476 thousand, $360 thousand and $634 thousand, respectively.
NOTE 6 – BORROWINGS
Line of Credit
In November 14, 2005, we renewed our loan and security agreement and entered into an amended and restated loan and security agreement with Silicon Valley Bank. This amended agreement expires and is subject to renewal on November 13, 2006. Under this agreement, we may borrow based upon the amount of our approved borrowing base of eligible accounts receivable, up to a maximum of $3.5 million. The line of credit has sub limits of $500 thousand for cash secured letters of credit and $1.75 million for U.S. Export Import Bank usage. We can draw up to 70% of our eligible accounts receivable under the master line and 70% of our eligible foreign accounts receivable under the U.S. Export Import Bank sub limit line. Inclusive to the U.S. Export Import Bank sub limit is a $250 thousand sub limit for UK eligible accounts receivable, thereby providing us the opportunity to borrow up to the lesser of $250 thousand or 50% of the UK eligible accounts receivable. Amounts borrowed bear interest at a rate equal to the bank’s prime rate (10% at June 30, 2006) plus 1.75% per annum, charged on the average daily balance of advances outstanding, payable monthly and calculated on a 360 days per year basis. We also pay certain costs and expenses of the bank in administering the line. The receivables comprising the borrowing base must not be more than 90 days aged, must not be in dispute, and must conform to other eligibility requirements. The agreement has a monthly quick ratio covenant which must be complied with on an intra-quarterly basis, and a minimum tangible net worth covenant which must be complied with on a quarterly basis. The agreement also subjects the Company to non-financial covenants, including restrictions over dividends and certain reporting requirements. As of June 30, 2006, ACE*COMM was in compliance with those covenants.
We have an additional loan and security agreement which provides a second line of credit for the financing of non-standard accounts receivable. This new line expires and is subject to renewal on September 25, 2006. Under this second line, we may borrow based upon a borrowing base of specifically-approved accounts receivable not part of the borrowing base for our other line of credit, up to a maximum of $1.5 million. The line is administered under the specialty finance division of the Bank and its primary purpose is to allow financing for specific receivables with extended terms. We can draw up to 70% of approved accounts receivable under this new line. Amounts borrowed bear interest at a rate equal to the bank’s prime rate plus 2% per annum, charged on the outstanding financed gross receivable balance, calculated on a 360 days per year basis, and payable upon the earlier of when the payment is received for the financed receivable or when the financed receivable is no longer an eligible receivable. We also pay certain costs and expenses of the bank in administering the line. The receivables comprising the borrowing base must not be more than 90 days aged, but financing for accounts receivable up to 180 days is available to the extent approved on a case-by-case basis by the Bank. All such receivables must not be in dispute, and must conform to other eligibility requirements. The agreement has no financial covenants, but does subject the Company to non-financial maintenance covenants, including restrictions over dividends.

ACE*COMM’s obligations under both agreements are secured by a security interest in all of our assets and intellectual property. Advances made to ACE*COMM are payable in full upon demand in the event of default under the agreement. As of June 30, 2006, we had borrowings totaling $2.6 million on the $3.5 million line of credit and there was $0.8 million available for additional borrowing based on then-outstanding accounts receivable. As of June 30, 2006, we had no borrowings under the $1.5 million line of credit, there were no borrowings available based on the then-outstanding accounts receivable.
Under the terms of our corporate headquarters’ office lease, we maintain a letter of credit under our line of credit with our bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by us under the lease. The letter of credit currently required under the lease is $113 thousand, and will decrease annually each November through fiscal year 2008. We also maintain other customer related letters of credit issued by the Bank and secured under our line of credit to support specific terms and conditions of customer orders. The aggregate of these customer related letters of credit total approximately $306 thousand at June 30, 2006.
2helix Notes Payable
ACE*COMM has two notes payable related to the acquisition of 2helix. The notes are £100,000 each (approximately $363 thousand in total), accrue interest at a rate of 7.5% per annum, mature on September 30, 2006, and are payable in either cash or ACE*COMM stock. If paid in ACE*COMM stock the number of shares will be equal to the principle amount of the note plus accrued interest divided by the volume weighted average price of ACE*COMM shares for the 10 trading days prior to the maturity date.
NOTE 7 – RETIREMENT PLANS
ACE*COMM has a 401(k) plan available to employees the first full month after commencement of their employment, provided they are at least 21 years of age. ACE*COMM may make contributions to the plan at its discretion. There were no contributions expensed by ACE*COMM during the years ended June 30, 2006, 2005, and 2004.
ACE*COMM Solutions UK Limited administers a stakeholder pension scheme. All staff who have been with the Company for three months or more are eligible to join. The Company makes a contribution to the scheme on behalf of the employee which is equivalent to 4% of the employee’s gross salary. The total Company contributions were $72 thousand, $75 thousand and $30 thousand for the years ended June 30, 2006, 2005, and 2004, respectively.
NOTE 8 – INCOME TAXES
The primary components of our net deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2006	2005
Tax assets:
Allowance for doubtful accounts	$88	$34
Inventories	292	279
Accrued expenses	381	144
Amortization	2,377	2,407
Net operating loss carryforwards	14,254	13,392
Tax credit carryforwards	26	26
Other	69	3

Gross deferred tax assets	17,487	16,285

Tax liabilities:
Income on contracts	(1,023)	(270)
Depreciation	(88)	(88)

Gross deferred tax liabilities	(1,111)	(358)

Net deferred tax asset	16,376	15,927
Valuation allowance	(16,376)	(15,927)

Net deferred tax	$—	$—

At June 30, 2006, ACE*COMM had net operating loss carryforwards available to offset future taxable income of approximately $25.6 million federal and $10.5 million in Canada, which will expire from 2010 through 2025. As of June 30, 2006, ACE*COMM also had an alternative minimum tax credit carryforward of approximately $26 thousand available to reduce future tax liabilities. These tax credits do not expire.
At June 30, 2005, ACE*COMM had net operating loss carryforwards available to offset future taxable income of approximately $27.4 million federal and $6.2 million in Canada, which will expire from 2010 through 2024. As of June 30, 2005, ACE*COMM also had an alternative minimum tax credit carryforward of approximately $26 thousand available to reduce future tax liabilities. These tax credits do not expire.
Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Based on historical net operating losses and no assurance that ACE*COMM will generate any earnings or any specific level of earnings in future years, ACE*COMM established a valuation allowance on the net deferred assets at June 30, 2006 and 2005. Approximately $5.5 million of the valuation allowance as of June 30, 2006, and $5.4 million as of June 30, 2005, resulted from the tax benefit of non-qualified stock options that is included within the deferred tax benefit related to net operating loss carryforwards. If the related valuation allowance is released, this portion of the tax benefit will be credited directly to equity.
ACE*COMM recorded an income tax benefit of $37 thousand, and an income tax expense of $63 thousand and $6 thousand during 2006, 2005, and 2004, respectively.
The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision recorded for each year are as follows (in thousands):

	Years ended June 30,
	2006	2005	2004
Income tax benefit at statutory rate	$96	$(2,197)	$(2,005)
State income taxes net of Federal benefit	9	(236)	(233)
Nondeductible expenses	(102)	56	28
Foreign taxes paid	—	1	5
Impact of foreign operations	(266)	—	—
Other	—	43	—
Adjustment to deferred tax assets	(223)	—	—
Valuation allowance	449	2,396	2,211

Actual (benefit) provision	$(37)	$63	$6

NOTE 9 – STOCKHOLDERS’ EQUITY
Employee Stock Purchase Plan
In 1999, ACE*COMM adopted an Employee Stock Purchase Plan (the “Plan”) to provide a method whereby all employees have an opportunity to acquire a proprietary interest in ACE*COMM through the purchase of shares of common stock. The Plan is implemented through common stock offerings in consecutive offering periods, each constituting a calendar quarter. The option price of the common stock, purchased with payroll deductions made during an offering period, is the lower of 85% of the closing price of the common stock on the first eligible trading day of an offering period or 85% of the closing price of the common stock on the last eligible trading day of an offering period. The maximum number of shares of common stock, which may be issued under the Plan, is 480,000 shares. We issued 29,958 shares, 40,741 shares and 42,048 shares of common stock under the plan in 2006, 2005 and 2004, respectively.

Issuance of Common Stock
During fiscal year 2006 we issued 152,000 shares of common stock from the exercise of stock warrants and 331,368 shares of common stock through the exercise of common stock options issued under the Omnibus Stock Plan. During the fiscal year ended June 30, 2006, the Company issued 148,667 shares as restricted stock grants of which 12,000 shares were cancelled due to employee terminations. These grants vest over four years. The Company recognized $83 thousand expense during the period related to these stock grants.
Mostly in August 2006, the warrant holders exercised warrants to purchase 839,653 (of the 1.9 million shares issuable thereunder) at an exercise price of $2.50 per share, and the unexercised warrants expired on September 2, 2006.
During September 2005, we issued 325,625 shares of common stock for a non-exclusive perpetual software license to be utilized to enhance our flexible mediation product and rating capabilities. The license is valued at $1.3 million. This is based on stock with a market value of $791 thousand, $500 thousand paid in cash, and $50 thousand to be paid in one year. The stock value is based on the weighted average for the two days prior and two days subsequent to the measurement date of August 17, 2005, which is the date we formally received the source code. The cost of the license is being amortized over 36 months beginning in October 2005, which is the date sales efforts began.
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
Stock Repurchases
During fiscal 2006 and 2005 there were no stock repurchases. During fiscal 2004, we repurchased 20,000 shares of common stock from a former executive officer at $2.40 per share.

Stock Options
Amended and Restated Omnibus Stock Plan (“Omnibus Plan”)
In connection with the Shareholder-approved Omnibus Plan, ACE*COMM may grant nonqualified and incentive stock options to officers and employees. The exercise price of each option granted under the Omnibus Plan is determined by the Compensation Committee, and is limited to a minimum of the fair market value of our Common Stock on the date of grant. The Omnibus Plan also provides for the issuance of restricted or unrestricted stock, stock appreciation rights and phantom stock options. ACE*COMM may grant options under the Omnibus Plan until September 2015.
The terms of option grants and issuances of restricted stock, stock appreciation rights and phantom stock options, including vesting and exerciseability, are determined by the Compensation Committee of the Board of Directors. Options and phantom stock options granted to date vest either immediately or over a period of one to eight years from the date of grant, subject to accelerated vesting in certain events such as a change of control, and expire upon the earlier of the employee’s termination or five or ten years from the date of grant. During the year ended June 30, 2004, ACE*COMM did not grant any performance-based options.
During the past several years the Company has initiated numerous cost reduction measures which have affected our employees, including their compensation. To promote employee retention, we accelerated 640,343 previously unvested employee stock options effective in June 2005. While such options were “out of the money,” management believes the acceleration will provide flexibility and therefore possible value to these employees in the future. Under current accounting guidance at that time, no compensation expense was recorded in our financial statements. However, we reported in Note 2, Stock Based Compensation, pro forma compensation expense of $689 thousand associated with the accelerated options. Had we not accelerated the vesting of these options, compensation expense of $402 thousand, $238 thousand and $49 thousand would have been recorded in the income statement upon the required adoption of SFAS 123(R) for fiscal years 2006, 2007, and 2008, respectively. An additional 241,154 employee stock options were not accelerated as of June 30, 2005, of which 188,333 were held by executive officers of the Company.
Vested options and phantom stock options become exercisable immediately upon vesting or within three years from the date of grant. There were outstanding phantom stock options totaling 6,800, as of June 30, 2006, 2005 and 2004, and no stock appreciation rights had been granted. Compensation cost associated with the phantom stock options was immaterial.
2000 Stock Option Plan for Directors (“Directors’ Plan”)
The Shareholder-approved Directors’ Plan provides for ACE*COMM to grant nonqualified stock options to non-employee members of our Board of Directors. The exercise price of each option granted under the Directors’ Plan is limited to a minimum of the fair market value of our Common Stock on the date of grant.
Options granted starting November 2000 vest 3,000 shares each year (4,000 shares in the case of the Chairman of the Audit Committee) from the date of grant. Options become exercisable immediately upon vesting. Options granted under the Directors’ Plan generally expire five years from the date of grant. In December 2004, the Board approved an amendment to the Directors’ Plan, subject to approval of the stockholders at the 2005 Annual Meeting that would permit discretionary grants to outside directors, from time-to-time. The amendment was approved by the stockholders in December 2005 at the Annual Meeting. Each outside director received a discretionary grant of 10,000 option shares (13,000 shares in the case of the Chairman of the Audit Committee), such grant being effective as of December 3, 2004 (the date the grant was approved by the Board), with the shares vesting one-third per year after the date of grant.

Information relating to all the plans is summarized as follows:

	Omnibus Plan		Directors’ Plan		i3 Mobile
		Weighted		Weighted		Weighted
		Avg.	Number	Avg.	Number	Avg.
	Number of	Share	of	Share	of	Share
	Shares	Price	Shares	Price	Shares	Price
Outstanding Options at June 30, 2003	1,524,094	$2.96	75,000	$6.25	—	$—

Granted	471,000	2.60	27,000	2.72	—	—
Exercised	(139,905)	1.37	—	—	80,997	24.76
Expired	(146,289)	4.27	(12,000)	4.61	(25,007)	5.60

Outstanding Options at June 30, 2004	1,708,900	2.88	90,000	5.41	55,990	33.32

Granted	397,000	1.99	21,000	2.08	—	—
Exercised	(29,352)	1.12	—	—	—	—
Expired	(57,755)	2.78	(33,000)	9.75	—	—

Outstanding Options at June 30, 2005	2,018,793	2.73	78,000	2.68	55,990	33.32

Granted	148,667	—	42,000	2.17	—	—
Exercised	(331,368)	1.77	—	—	—	—
Expired	(51,943)	1.62	(21,000)	3.84	(11,442)	30.49

Outstanding Options at June 30, 2006	1,784,149	2.71	99,000	2.21	44,548	34.05

Options exercisable at
June 30, 2004	825,036	$3.40	60,000	$6.83	55,990	$33.32

June 30, 2005	1,777,639	$2.92	39,000	$2.98	55,990	$33.32

June 30, 2006	1,536,649	$3.02	45,002	$2.16	44,548	$34.05

Options available for granting	895,282		301,000		—

The following table summarizes information about stock options outstanding at June 30, 2006:

Options Outstanding				Options Exercisable
		Weighted-
		Average
	Number	Remaining	Weighted-	Number	Weighted-
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	at June 30, 2006	Life (yrs)	Exercise Price	at June 30, 2006	Exercise Price
$ 0.00 - $ 2.00	805,138	6.3	$1.19	557,638	$1.37
$ 2.01 - $ 4.00	776,009	6.5	2.62	722,011	2.65
$ 4.01 - $ 6.00	69,966	1.5	5.00	69,966	5.00
$ 6.01 - $ 8.00	206,278	2.5	6.51	206,278	6.51
$ 8.01 - $ 10.00	2,500	2.3	8.50	2,500	8.50
$10.01 - $ 15.00	40,141	1.6	12.19	40,141	12.19
$15.01 - $100.00	27,665	4.9	49.80	27,665	49.80

	1,927,697			1,626,199

The aggregate intrinsic value of the stock options was $0 at June 30, 2006. The total intrinsic value of stock options exercised was $403 thousand, $52 thousand and $167 thousand during the years ended June, 30, 2006, 2005, and 2004, respectively.
NOTE 10 – MERGERS AND ACQUISITIONS
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
The original purchase price of approximately $8.3 million plus costs incurred of $800 thousand for a total purchase price of $9.1 million has been reduced by approximately $1.9 million. The decrease includes 500,000 shares returned valued at $1.5 million based on the average stock price two days before and after the transaction, the reduction in notes payable of $357 thousand offset by costs incurred of approximately $160 thousand, plus accumulated amortization expense of $220 thousand for a revised purchase price of $7.2 million.
The new earn-out will be based upon a revenue target of Network Business Intelligence and will be paid on a graduated scale starting at 75% achievement of the revenue target and for achievement above 100% an additional 30,904 shares are earned for each 5% increase in revenues. At 100% of the revenue target, the 618,084 shares that will be held in escrow will be earned and released. The earn-out has not been recorded because the achievement of the revenue target, which is for the two fiscal years endings on June 30, 2007, is not probable at this time. Should the earn-out become probable, the additional consideration then payable will be recorded as an adjustment to the purchase price in accordance with generally accepted accounting principles. The effects of the amendment are reflected in our financial statements for the second quarter of fiscal 2006.

As part of the acquisition of 2helix, ACE*COMM acquired three software tools (Network Inspector, Network Visualization and Discrepancy Inspector) that were in the process of being developed into new products.
Network Inspector is a data collection, enhancement and reporting tool. Network Visualization is used for network planning and allows operators an accurate representation of the physical network in relation to existing customers, prospective customers, network infrastructure and the available spare capacity. Discrepancy Inspector is an analysis and reporting tool that allows users to identify and investigate discrepancies in data between the network, OSS and upstream business systems. The fair value of each project at the date of acquisition was $2.3 million for Network Inspector, $1.7 million for Network Visualization and $1.1 million for Discrepancy Inspector.
On the date of the purchase the projects were approximately 50% completed and as of June 30, 2006, development was essentially complete for our initial projects. The Company has expanded its development efforts and is developing a series of products centered around the 2helix products and will include other ACE*COMM and third party products under the title of Network Business Intelligence. This new effort is in development and incurred costs are included in research and development.
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
Timing of Cash Flows and Profits – The timing of cash flows and profit margins are based on management’s detailed forecast of its IPR&D projects for fiscal years ending June 30, 2006 through 2011. We forecasted cost of sales of 55% and general and administrative costs of 20% consistent with 2helix’s other operations. Additionally, an income tax rate of 35% was applied.
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

Fiscal 2004
Intasys
On February 12, 2004, ACE*COMM completed its previously announced purchase of certain operations support systems solutions assets of Intasys from Mamma.com, Inc. This was accounted for as a purchase and the accompanying financial statements include the results of operations from the purchase date forward. We paid cash of $2.0 million for the purchase of the intellectual property (including in process research and development), customers, fixed assets and transaction related expenses. There was an additional $250 thousand of consideration to be paid based upon certain earn out provisions of the asset purchase agreement. At March 31, 2005, $100 thousand was earned and paid. The remaining $150 thousand was not earned since the earn-out provisions were not met.
In accordance with FAS 141, the Company allocated the purchase price of the Intasys assets based on an economic valuation of the purchased assets as follows (in thousands):

In process research and development	$1,160
Contract rights and related technology	972
Property and equipment	130

$2,262

The $1.2 million associated with the purchase of in process research and development was recorded as a charge in the third quarter of 2004. Contract rights and technology will be amortized over sixty months. Through June 30, 2005, amortization expense totaled $230 thousand.
The tax benefits associated with the future tax deductions associated with this acquisition have been fully reserved due to doubt as to whether they will be realized. Upon release of the valuation allowance associated with these tax benefits in the future, the related tax benefit will be applied first against recorded intangible assets.
As part of the asset purchase of Intasys, ACE*COMM acquired software (JBill Global) that was in the process of being developed into a new product. JBill is a billing and customer care solution for certain network operator and service provider markets which we valued at $1.2 million. On the date of the asset purchase the project was approximately 65% complete. At the time of valuation the cost to complete the development was estimated at $400 thousand and this specific project was scheduled to be completed by the end of calendar 2004. The project was completed in early 2005 and at slightly higher costs than originally projected.
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
During the second quarter of fiscal year 2005, we negotiated a settlement with a former i3 Mobile vendor. The settlement resulted in a reduction of a liability by $228 thousand which the Company recorded as a reduction of current liabilities and a gain which comprises other income. The remaining balance of $163 thousand is being paid over a twelve month period.

NOTE 11 – EARNINGS PER SHARE (in thousands, except per share amounts)
The following is a reconciliation of the numerators and denominators of basic net income (loss) per common share (“Basic EPS”) and diluted net income (loss) per common share (“Diluted EPS”):

	Years ended June 30,
	2006	2005	2004
Basic EPS:
Net income (loss) (numerator):
Net income (loss) available to common shareholders	$319	$(6,462)	$(5,898)

Shares (denominator):
Weighted average common shares	16,899	14,555	12,068

Basic EPS	$0.02	$(0.44)	$(0.49)

Diluted EPS:
Net income (loss)(numerator):
Net income (loss) available to common shareholders	$319	$(6,462)	$(5,898)

Shares (denominator):
Weighted average common shares	16,899	14,555	12,068
Stock options *	400	—	—
Restricted stock	88	—	—
Warrants	55	—	—

Total weighted shares and equivalents	17,442	14,555	12,068

Diluted EPS	$0.02	$(0.44)	$(0.49)

*	Due to the loss incurred during the years ended June 30, 2005 and 2004, zero incremental shares related to stock options are included in the calculation of Diluted EPS because the effect would be anti-dilutive. The total number of potentially dilutive shares not included in the EPS calculation at June 30, 2005 due to anti-dilution was 307,283.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
ACE*COMM leases office space under non-cancelable operating leases. Lease terms range from six months to four years and include renewal options for additional periods. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Additionally, ACE*COMM leases equipment under operating leases that, in the aggregate, are not significant.
We are committed for the payment of minimum rentals under operating lease agreements through the year 2011 in the following amounts (in thousands):

Year ending June 30,	Amount
2007	$1,065
2008	905
2009	391
2010	67
2011	1

$2,429

The total rental expense under operating leases was $1.2 million, $953 thousand and $796 thousand for the years ended June 30, 2006, 2005 and 2004, respectively.

NOTE 13 – SEGMENT INFORMATION AND BUSINESS CONCENTRATION
The Company is managed as one segment and results are measured based on revenue type and not business unit. However, we do not measure operating profit by revenue source. The following table reflects revenues by type and geographic area (in thousands):

	2006	2005	2004
Revenue by Type
Enterprise	$10,179	$6,656	$4,187
Network Service Provider (NSP)	10,069	7,554	7,092
Operations Support Systems (OSS)	6,423	5,732	2,358
IT and Other	—	19	34

Total Revenue	$26,671	$19,961	$13,671

Revenue by Location
U.S.	$11,447	$6,241	$5,572
Canada and Mexico	1,226	734	501
Asia	3,054	3,049	1,392
Europe	7,049	7,418	3,217
South America	427	38	118
Africa and Middle East	3,468	2,481	2,871

Total revenue	$26,671	$19,961	$13,671

We purchased 2helix in March 2005. Accordingly, the results of 2helix revenues are included in our results of operations beginning in March 2005. Previous periods do not include the revenue of 2helix. As part of the integration of 2helix, we have implemented cost reduction and efficiency actions consistent with our prior efforts to maintain costs.
During the years ended June 30, 2006, 2005 and 2004, one customer comprised 22%, 10% and 6% of total revenue, respectively. Another customer comprised 5%, 11% and 8% of ACE*COMM’s total revenues during the years ended June 30, 2006, 2005, and 2004, respectively. Total revenues earned outside of the US represents 57% of total revenue earned for the year ended June 30, 2006.
Five customers represented approximately 61% of ACE*COMM’s gross accounts receivable balances as of June 30, 2006. One customer accounted for 42% of the gross accounts receivable balance at June 30, 2006. To reduce credit risk, ACE*COMM conducts ongoing credit evaluations of its customers and, based upon the results of those evaluations, requires letters of credit or other pre-payment arrangements. ACE*COMM maintains accounts receivable allowances to provide for potential credit losses.
Operations in various geographical areas are summarized as follows (in thousands):

	June 30,
	2006	2005	2004
North America:
Total revenue	$19,882	$14,353	$11,363
Identifiable assets	$14,169	$10,733	$8,256
United Kingdom:
Total revenue	$5,447	$4,694	$1,724
Identifiable assets	$2,046	$2,283	$1,493
Australia:
Total revenue	$1,342	$914	$584
Identifiable assets	$146	$515	$582

NOTE 14: SELECTED QUARTERLY FINANCIAL DATA
The following table presents certain unaudited statement of operations data for each quarter of 2006 and 2005. This data has been derived from our unaudited financial statements and has been prepared on the same basis as our audited financial statements, which appear in this Annual Report on Form 10-K. In the opinion of our management, this data includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such data. Such quarterly results are not necessarily indicative of future results of operations. This information is qualified by reference to, and should be read in conjunction with, our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal Three Months Ended
	2006				2005
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2006	2006	2005	2005	2005	2005	2004	2004
	(in thousands except per share data)
Statement of Operations Data:
Revenue	$6,545	$6,703	$6,737	$6,686	$6,765	$3,760	$4,778	$4,661
Gross profit	3,481	4,408	4,636	4,005	3,926	1,764	2,806	2,516
Net income (loss)	(492)	365	347	99	337	(6,592)	176	(383)

Net income (loss) per share:
Basic	$(0.03)	$0.02	$0.02	$0.01	$0.02	$(0.47)	$0.01	$(0.03)

Diluted	$(0.03)	$0.02	$0.02	$0.01	$0.02	$(0.47)	$0.01	$(0.03)

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
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands):

			Recoveries
	Beginning	Charged	of Prior		Ending
Description	Balance	to Expenses	Write-offs	Write-offs	Balance
Year ended June 30, 2006:
Allowance for doubtful accounts	$89	$195	$2	$53	$233
Reserve for obsolete inventory	$325	$37	$—	$4	$358
Tax valuation allowance	$15,927	$450	$—	$—	$16,377

Year ended June 30, 2005:
Allowance for doubtful accounts	$535	$126	$32	$604	$89
Reserve for obsolete inventory	$199	$126	$—	$—	$325
Tax valuation allowance	$13,826	$2,101	$—	$—	$15,927

Year ended June 30, 2004:
Allowance for doubtful accounts	$218	$538	$28	$249	$535
Reserve for obsolete inventory	$194	$155	$—	$150	$199
Tax valuation allowance	$9,898	$3,928	$—	$—	$13,826