Form 10-Q
period 2006-09-30
ACE COMM CORP
filed 2006-11-13
CIK 1017526

As filed with the Securities and Exchange Commission on November 13, 2006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☑
The number of shares of Common Stock outstanding as of November 8, 2006 was 18,626,654.

ACE*COMM CORPORATION
INDEX

Part I — Financial Information

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and June 30, 2006	3

Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2006 and 2005	4

Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2006 and 2005	5

Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2006 and the year ended June 30, 2006	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2 Management’s Discussion and Analysis of Results of Operations and Financial Condition	13

Item 3 Quantitative and Qualitative Disclosures about Market Risk	25

Item 4 Controls and Procedures	25

Part II — Other Information

Item 6 Exhibits	26

Signatures

Certifications

PART I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
ACE*COMM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	September 30,	June 30,
	2006	2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$699	$946
Accounts receivable, net	9,768	10,981
Inventories, net	799	838
Deferred contract costs	85	18
Prepaid expenses and other	616	571

Total current assets	11,967	13,354
Property and equipment, net	736	787
Goodwill	386	522
Acquired intangibles, net	897	1,041
Other non-current assets, net	598	657

Total assets	$14,584	$16,361

Liabilities and Stockholders’ Equity

Current liabilities:
Borrowings	$2,483	$2,970
Accounts payable	949	1,114
Accrued expenses	1,568	1,661
Accrued compensation	946	885
Deferred revenue	3,265	3,617

Total current liabilities	9,211	10,247
Long-term notes payable	12	17

Total liabilities	9,223	10,264

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 45,000,000 shares authorized, 18,654,083 and 17,788,032 shares issued and outstanding	187	178
Additional paid-in capital	37,225	35,257
Other accumulated comprehensive loss	(59)	(91)
Accumulated deficit	(31,992)	(29,247)

Total stockholders’ equity	5,361	6,097

Total liabilities and stockholders’ equity	$14,584	$16,361

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the three months ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Revenue
Licenses and hardware	$458	$3,455
Services	2,564	3,230

Total revenue	3,022	6,685

Cost of licenses and hardware revenue	303	1,070
Cost of services revenue	1,773	1,612

Total cost of revenue	2,076	2,682

Gross profit	946	4,003

Selling, general, and administrative	2,832	2,817
Research and development	780	1,037

Income (loss) from operations	(2,666)	149
Interest expense	79	51

Income (loss) before income taxes	(2,745)	98
Income tax (benefit) expense	—	(1)

Net income (loss)	$(2,745)	$99

Basic net income (loss) per share	$(0.16)	$0.01

Diluted net income (loss) per share	$(0.16)	$0.01

Shares used in computing net income (loss) per share:
Basic	17,441	16,741

Diluted	17,441	17,160

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,745)	$99
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	401	324
Provision for doubtful accounts	30	43
Restricted stock compensation expense	25	—
Stock option and employee stock purchase plan compensation expense	34	22
Changes in operating assets and liabilities:
Accounts receivable	1,183	(1,174)
Inventories, net	39	120
Prepaid expenses and other assets	(45)	(205)
Deferred contract costs	(67)	57
Accounts payable	(165)	(161)
Accrued liabilities	13	(134)
Deferred revenue	(352)	(285)

Net cash used in operating activities	(1,649)	(1,294)

Cash flows from investing activities:
Purchases of property and equipment	(75)	(79)
Proceeds from other non-current assets	12	—
Purchase of software license	(86)	(224)

Net cash used in investing activities	(149)	(303)

Cash flows from financing activities:
Net borrowings on line of credit	(124)	865
Other notes payable	(5)	(54)
Proceeds from exercise of stock warrants	1,599	—
Proceeds from employee stock purchase plan and exercise of stock options	32	24

Net cash provided by financing activities	1,502	835

Net decrease in cash and cash equivalents	(296)	(762)
Effect of exchange rate change on cash	49	(36)
Cash and cash equivalents at beginning of period	946	2,683

Cash and cash equivalents at end of period	$699	$1,885

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$73	$44
Cash paid during the period for income taxes	$—	$1
Supplemental disclosure of non-cash investing and financing activities:
Settlement of 2helix notes payable	$289	$—
Issuance of common stock in connection with software purchase	$—	$791
The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance, June 30, 2005	16,694	$167	$34,808	$(32)	$(29,566)	$5,377
Exercise of common stock options	331	3	585	—	—	588
Employee stock purchase plan	30	—	64	—	—	64
Stock option compensation expense	—	—	99	—	—	99
Foreign currency translation	—	—	—	(59)	—	(59)
Exercise of warrants	152	2	352	—	—	354
Purchase of software license	326	3	787	—	—	790
Issuance of restricted stock	137	2	82	—	—	84
2helix re-negotiation	118	1	(1,520)	—	—	(1,519)
Net income	—	—	—	—	319	319

Balance, June 30, 2006	17,788	178	35,257	(91)	(29,247)	6,097
Exercise of common stock options	10	—	16	—	—	16
Employee stock purchase plan	6	—	29	—	—	29
Stock option compensation expense	—	—	20	—	—	20
Foreign currency translation	—	—	—	32	—	32
Exercise of warrants	688	7	1,592	—	—	1,599
2helix notes payable settlement	139	2	287	—	—	289
Issuance of restricted stock	23	—	24	—	—	24
Net loss	—	—	—	—	(2,745)	(2,745)

Balance, September 30, 2006	18,654	$187	$37,225	$(59)	$(31,992)	$5,361

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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by management of ACE*COMM Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements of the type included in the Annual Report on Form 10-K are not required to be included in and have been omitted from this report. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.
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
We often enter into multiple element arrangements that do not involve significant modification or customization of the related software. In these instances, ACE*COMM recognizes revenue in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” and allocates revenue to each element of the arrangement based on vendor specific objective evidence of the element’s fair value. Revenue for software licenses in these instances is recognized upon delivery (i.e. transfer of title), when a signed agreement exists, the fee is fixed and determinable, and collection of the resulting receivable is probable. If vendor specific objective evidence does not exist, we defer the related revenue. Maintenance revenue is recognized ratably over the term of the respective maintenance period.
In situations when our products involve significant modification or customization of software, or when our systems integration and product development are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. Approximately 13% of our revenues were calculated under this method for the three months ended September 30, 2006. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered as the majority of the hardware is from third parties and the hardware is rarely modified.
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
When our contracts contain extended payment terms, we defer recognition of revenue until amounts become due pursuant to payment schedules and no other uncertainties exist. We correspondingly defer a proportionate amount of contract cost which will be matched against the deferred revenue when recognized. Should management make the determination that previously deferred revenue will not be recognized, the corresponding amount of deferred contract cost will be charged to expense at that time. In accordance with this policy we have we have deferred contract costs of $85 thousand and $18 thousand as of September 30, 2006 and June 30, 2006, respectively.
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
Cash and cash equivalents
ACE*COMM considers all investments with an original maturity of three months or less to be cash equivalents. Cash held in foreign bank accounts was $354 thousand and $618 thousand at September 30, 2006 and 2005, respectively.
Impairment of Long-Lived Assets
We evaluate the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. We did not record an impairment during the three months ended September 30, 2006 and 2005, respectively. If we were to adjust our estimate of future cash flows downward in the future, we may be required to record an impairment charge to reduce the carrying value of long-lived and intangible assets.

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
Total comprehensive income (loss) consists of the following (in thousands):

	For the three months ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Net income (loss)	$(2,745)	$99

Other comprehensive income (foreign currency translation)	32	(36)

Total comprehensive income (loss)	$(2,713)	$63

Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty of Income Taxes,” which is an interpretation of FAS 109, “Accounting for Income Taxes” (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective as of January 1, 2007 and the cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of January 1, 2007. We are currently evaluating the impact of FIN 48 on our financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), which becomes effective the first fiscal year ending after November 15, 2006. SAB 108 provides guidance for SEC registrants on how the effects of uncorrected errors originating in previous years should be considered when quantifying errors in the current year. SAB 108 was issued to eliminate diversity in practice for quantifying uncorrected prior year misstatements (including prior year unadjusted audit differences) and to address weaknesses in methods commonly used to quantify such misstatements. SAB 108 does not amend the SEC’s existing guidance for evaluating the materiality of errors included in SAB 99. SAB 108 provides transitional guidance that allows registrants to report the effect of adoption as a cumulative effect adjustment to beginning of year retained earnings. We are currently evaluating the effect that the adoption of SAB 108 will have on our financial position, results of operations and cash flows.

Liquidity and Capital Resources
The Company incurred a net loss during the three months ended September 30, 2006 of $2.7 million and had net cash used from operations of $1.6 million. The Company had cash and cash equivalents available at September 30, 2006 totaling $0.7 million.
Management believes that the downturn in operations was due primarily to the delays in receipt of additional work on various large contracts. During the three months ended September 30, 2006, we experienced a significant decrease in revenues when compared to the fourth quarter of last year and to the comparable quarter of last year. This decrease resulted in a loss for the quarter, compared to net income in the same quarter last year.
The above was affected by events in three major programs with different customers all occurring in the same quarter. We became aware of these delays in the last week of the quarter. We anticipate that these orders will be received later in the fiscal year; however, the exact timing is uncertain. Ongoing projects with Telecom Egypt and Telecom Malaysia experienced delays. These delays were not due to any performance issues on the part of the Company. A new U.S. Air Force initiative to place NetPlus systems in the Middle East and Southeast Asia lost its budget to higher priority Air Force Programs. On November 8, 2006, we received a payment of $4.7 million from a customer which represented 48% of our outstanding accounts receivable at September 30, 2006.
In addition, the Company has reduced operating expenses and, if necessary, the Company will reduce variable operating and other expenses, curtail certain of its operations and take other actions it believes will preserve cash. Management believes that it has sufficient cash on hand and available funds from the collection of outstanding accounts receivable, receipt of new contracts, and the availability of credit under our agreement with the Bank to support our working capital requirements for the next twelve months, based on current expectations as to anticipated revenue, expenses and cash flows.
NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable consists of the following (in thousands):

	September 30,	June 30,
	2006	2006
Billed receivables	$8,586	$8,517
Unbilled and other receivables	1,445	2,697
Allowance for doubtful accounts	(263)	(233)

	$9,768	$10,981

Billed
At September 30, 2006, five of our customers, including three international customers, comprised $6.2 million or 72% of the total billed receivables. Four of these five customers have billed receivables totaling $4.1 million that have been outstanding for longer than ninety days. We have total billed receivables of $5.0 million outstanding for longer than ninety days Management believes the outstanding amounts will be collected. International customers have traditionally taken longer to pay than domestic customers.
Unbilled
Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year.

NOTE 4 — INVENTORY
Inventory consists of the following (in thousands):

	September 30,	June 30,
	2006	2006
Inventory	$1,176	$1,196
Allowance for obsolescence	(377)	(358)

	$799	$838

Inventory write-offs were $19 thousand and $0 during the three months ended September 30, 2006 and 2005, respectively. In September 2005, we purchased a non-exclusive perpetual software license valued at $1.3 million. The cost of the license is being amortized over 36 months beginning in October 2005. The current portion of the license of $480 thousand is included in inventory with the balance of the license included in other assets.
NOTE 5 — STOCKHOLDERS’ EQUITY
During the three months ended September 30, 2006, the Company issued 6,486 shares of common stock under the Employee Stock Purchase Plan and issued 42,500 shares as restricted stock grants which vest over four years. The Company recognized a $2 thousand expense during the period related to these stock grants. The Company issued 148,667 shares of restricted stock in fiscal year 2006, of which 31,667 shares were canceled including 19,667 shares canceled during the current quarter. These grants vest over four years and the Company recognized $22 thousand in expense during the quarter.
On September 26, 2006, we issued 138,704 shares to settle notes payable to the former 2helix owners that were due on September 30, 2006.
Exercise of Stock Warrants
During the three months ended September 30, 2006, 687,653 shares of our common stock were purchased for net proceeds of $1.6 million on the exercise of previously issued stock warrants. Stock warrants for the purchase of 1,060,347 shares of our common stock expired on September 2, 2006. At September 30, 2006, there were 500,000 stock warrants outstanding at an exercise price of $3.53 per share which expire April 1, 2010.
NOTE 6 — MERGERS AND ACQUISITIONS
Fiscal 2005
Double Helix Solutions Limited
On March 24, 2005, we acquired Double Helix Solutions Limited, a company based in London that operates under the name 2helix, a provider of network asset assurance, revenue optimization, and business intelligence solutions to Tier 1 carriers, primarily in Europe.
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

On September 26, 2006, the notes and interest payable to the former 2helix owners of $424 thousand less a potential tax liability of $136 thousand, which was indemnified by the former owners, were paid through the issuance of ACE*COMM stock. The net liability of $288 thousand was settled by issuing 138,704 shares based on a 10 day weighted average share price. The balance of $136 thousand was accounted for as a reduction of goodwill.
NOTE 7 — INCOME TAXES
The Company is in a net operating loss carry forward position. In the event we experience a change in control as defined by the Internal Revenue Service, use of some or all of our net operating loss carry forwards may be limited. The Company has established a valuation allowance to offset its net deferred tax asset balance.
NOTE 8 — SEGMENT INFORMATION
The Company is managed as one segment and results are measured based on revenue type and not business unit. However, we do not measure operating profit by revenue source. The following table reflects revenues by type and geographic location:

	For the three months ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Revenue by Type
Enterprise	$964	$1,338
Network Service Provider (NSP)	1,075	3,737
Operations Support Systems (OSS)	983	1,610

Total Revenue	$3,022	$6,685

Revenue by Location
Asia	$400	$897
Europe	879	2,061
Middle East	369	1,879
North America	1,334	1,848
South America	40	—

Total Revenue	$3,022	$6,685

During the three months ended September 30, 2006, one customer comprised 11% of revenue and during the three months ended September 30, 2005, a different customer comprised 21% of revenue. Total revenues earned outside of the U.S. represents 63% of total revenue earned for the three months ended September 30, 2006.

NOTE 9 — EARNINGS PER SHARE (in thousands, except per share amounts)
The following is a reconciliation of the numerators and denominators of basic net income (loss) per common share (“Basic EPS”) and diluted net income (loss) per common share (“Diluted EPS”):

	For the three months ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Basic EPS:
Net income (loss) — numerator
Net income (loss) available to common shareholders	$(2,745)	$99
Shares — denominator
Weighted average common shares	17,441	16,741

Basic EPS	$(0.16)	$0.01

Diluted EPS:
Net income (loss) — numerator
Net income (loss) available to common shareholders	$(2,745)	$99
Shares — denominator
Weighted average common shares	17,441	16,741
Stock options *	—	419
Restricted stock *	—	—

Total weighted shares and equivalents	17,441	17,160

Diluted EPS	$(0.16)	$0.01

*	Due to the loss incurred during the three months ended September 30, 2006, zero incremental shares related to stock options are included in the calculation of Diluted EPS because the effect would be anti-dilutive. The total number of potentially dilutive shares not included in the EPS calculation at September 30, 2006, due to anti-dilution was 455,124 including 321,032 for stock options and 134,092 for restricted stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company, some or all of which may involve risk and uncertainty. ACE*COMM often introduces a forward-looking statement by such words as “anticipate,” “plan,” “projects,” “continuing,” “ongoing,” “expects,” “management (or the Company) believes,” or “intend.” Investors should not place undue reliance on these forward-looking statements, which involve estimates, assumptions, risks and uncertainties that could cause actual results to vary materially from those expressed in this Report or from those indicated by one or more forward-looking statements. The forward-looking statements speak only as of the date on which they were made, and the Company undertakes no obligation to update any of the forward-looking statements. In evaluating forward-looking statements, the risks and uncertainties investors should specifically consider include, but are not limited to, demand levels in the relevant markets for the Company’s products, the ability of the Company’s customers to make timely payment for purchases of its products and services, the risk of additional losses on accounts receivable, success in marketing the Company’s products and services internationally, the effectiveness of cost containment strategies, as well as the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, and in subsequent reports filed with the Securities and Exchange Commission, including the matters set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Additional Factors Affecting Future Operating Results,” as well as other matters presented in this Report.

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
Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During the three months ended September 30, 2006, we had five customers generating $150,000 or more in revenue during the period (“Major Customers”) representing approximately 41% of total revenue. One customer, General Dynamics, accounted for 11% of reported revenue. During the three months ended September 30, 2005, we had fifteen Major Customers representing approximately 78% of total revenue. However, only one such customer, Giza Systems (21% of revenue), had revenue greater than 10% of reported revenue. The average revenue earned per Major Customer was $247 thousand and $348 thousand, respectively, for the three months ended September 30, 2006 and 2005.
Trends and Strategy
Revenue growth depends, in part, on the overall demand for our product-based solutions and on sales to large customers. Because our sales are primarily to telecommunication and Internet service providers and large enterprises, our ability to generate revenue also depends on specific conditions affecting those providers and on general economic conditions.
We have been pursuing a growth strategy designed to expand our product line and areas of distribution to counteract reductions in demand for our traditional products and services. We are continuing to target sales efforts for our Convergent Mediation™ solutions outside of North America. A substantial percentage of our sales over the past several quarters have been to overseas customers.
During the past year we have put more focus on our Patrol Suite of products marketed to carriers on a global basis. The sales cycle for these type sales are longer than our other products and services and range from twelve to twenty four months. We recently announced our first sale to a carrier in North America and have entered into partnership arrangements with Lucent and Verisign to resell our Patrol Suite of products.
Additionally, we are offering the 2helix revenue assurance products included in Operations Support Systems (OSS) revenue under the Network Business Intelligence product suite. This past year we have introduced our next generation convergent mediations product NV2. NV2 uses advanced technologies and techniques to control, moderate, and facilitate the interactive communication between multiple network technologies and software support systems, without sacrificing support for critical legacy network and infrastructure investments.
Over the last year, we have focused our sales resources on opportunities for our newest generation of NetPlus EOSS products. In addition to pursuing our traditional government markets, sales activities have been increased to large commercial enterprises to expand our NetPlus customer base.

Even as our newer technologies have been gaining market acceptance, we have experienced some reductions in demand for some of our traditional products due to the continuing changes in the telecommunications industry. We experienced a decline in the number of potential customers for our OSS products and services and a reduction in our existing customer base in the UK as a result of consolidation within the UK service provider market by network providers. Our largest customer in this group completed their service contract with us in the current quarter. This customer accounted for 4% of our consolidated revenues for the three months ended September 30, 2006 and 5% of our consolidated revenues in fiscal 2006.
We are continuing to manage our costs and have maintained numerous cost reduction measures which have kept operating expenses low. We have carried over these cost reduction measures to our acquisitions as part of the integration of the acquired companies.
Our contract backlog was $14.8 million at September 30, 2006. We experienced increased costs and liquidity demands during the current fiscal year as we have devoted significant effort to delivering products and services and supporting our customers under our larger contracts.
Recent Developments
2helix
On September 26, 2006, the notes and interest payable to the former 2helix owners of $424 thousand less a potential tax liability of $136 thousand, which is indemnified by the former owners, were paid through the issuance of ACE*COMM stock. The net liability of $288 thousand was settled by issuing 138,704 shares based on a 10 day weighted average share price. The balance of $136 thousand was accounted for as a reduction of goodwill.
Warrant Exercises Under Revised Private Placement
As a result of our private placement in March 2005, as re-negotiated in October 2005, we had outstanding warrants to purchase 1.9 million shares at an exercise price of $2.50 per share with a term of six months commencing with effectiveness of the registration statement relating to the share underlying those warrants. The registration statement covering the stock issued to the investors and the shares underlying the warrants was declared effective on March 3, 2006. The warrant holders exercised warrants to purchase 839,653 shares of the 1.9 million shares available at an exercise price of $2.50 per share, and the unexercised warrants expired on September 2, 2006.
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
In situations when our products involve significant modification or customization of software, or when our systems integration and services are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered. Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis. Approximately 13% and 11% of our revenue for the three months ended September 30, 2006 and 2005, respectively, was derived from contracts accounted for under the percentage of completion method.
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
Impairment of Long-Lived Assets
We evaluate the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. We did not record an impairment charge during the three months ended September 30, 2006 and 2005.

Results of Operations
The following table shows the percentage of revenue of certain items from ACE*COMM’s statements of operations:

	For the three months ended
	September 30,
	2006	2005

Revenue	100.0%	100.0%

Costs and expenses:
Cost of revenue	68.7%	40.1%
Selling, general and administrative expenses	93.7%	42.1%
Research and development	25.8%	15.5%

Income (loss) from operations	(88.2)%	2.3%
Interest expense	2.6%	0.8%

Income (loss) before income taxes	(90.8)%	1.5%
Income tax expense	0.0%	0.0%

Net income (loss)	(90.8)%	1.5%

Revenues
The following summarizes revenue for the three months ended September 30, (in thousands):

	For the three months ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Revenue
Licenses and hardware	$458	$3,455
Services	2,564	3,230

Total revenue	$3,022	$6,685

Total revenues for the three months ended September 30, 2006 were $3.0 million compared to $6.7 million in 2005, reflecting a decrease of $3.7 million or 55%. Our revenues continue to be significantly affected by the number of large contracts we have at any particular time, and the customer’s schedule for receiving our products and services. In the most recent quarter, we were not able to book additional orders on existing larger contracts we were pursuing during the quarter, and customer schedules under a few large existing contracts did not allow us to deliver products and record the revenue. Our results from operations were adversely affected, and in this most recent quarter the effects were significant. This affected our license and hardware revenue and our services revenue, including revenue from sales to enterprises, revenue from sales to network service providers and revenue from sales of Operations Support Systems.
License and hardware revenue decreased by $3.0 million to $0.5 million for the three months ended September 30, 2006 compared to 2005. The decrease during three months ended September 30, 2006, included revenues of $1.3 million from a customer in the Middle East, one-time revenue from two customers for software licenses totaling $0.5 million, hardware sales from two customers of $0.6 million and a reduction in revenues related to a contract from the Middle East as it nears completion of $0.3 million.
Services revenue decreased by $0.6 million from $3.2 million for the three months ended September 30, 2005 to $2.6 million in 2006. The majority of this decrease was principally the result of one customer in the UK that completed their service contract during the current quarter which decreased by $0.2 million and to decreased revenues from two additional OSS customers.

	For the three months ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Revenue by Type
Enterprise	$964	$1,338
Network Service Provider (NSP)	1,075	3,737
Operations Support Systems (OSS)	983	1,610

Total Revenue	$3,022	$6,685

Revenue from sales to enterprises decreased 23% from $1.3 million for the three months ended September 30, 2005, to $1.0 million for the three months ended September 30, 2006. The decrease includes $144 thousand related to a maintenance contract from one customer and $152 thousand related to a contract from one of the largest private universities in the U.S.
Revenue from sales to network service providers decreased 70% from $3.7 million to $1.1 million for the three months ended September 30, 2006, and represented 37% of total revenue. The decrease during the three months ended September 30, 2006, included revenues of $1.3 million from a customer in the Middle East, one-time revenue from two customers for software licenses totaling $0.5 million, hardware sales from two customers of $0.6 million and a reduction in revenues related to a contract from the Middle East as it nears completion of $0.3 million.
Revenue from sales of Operations Support Systems decreased 38% from $1.6 million to $1.0 million for the three months ended September 30, 2006, compared to 2005. The decrease in OSS revenue is primarily due to one customer in the UK that completed their service contract during the current quarter which decreased by $0.2 million and to decreased revenues from two additional OSS customers.
Backlog was $14.8 million as of September 30, 2006 compared to $15.8 million at June 30, 2006. We define backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services to be provided to customers generally within one year. We have experienced fluctuations in our backlog at various times. We anticipate that $8.1 million of the backlog will be recognized during the remainder of fiscal year 2007. Although we believe that our entire backlog consists of firm orders, our backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the contracting process.
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

Cost of revenue was $2.1 million and $2.7 million for the three months ended September 30, 2006 and 2005, respectively, representing 69% and 40% of revenues, respectively. The decrease relates to hardware costs of approximately $659 thousand for three jobs incurred in 2005 that were not incurred in the current quarter. Because revenues decreased significantly and most of our costs are relatively fixed, cost of revenue as a percentage of revenue increased significantly.
Cost of licenses and hardware revenue was $303 thousand and $1.1 million for the three months ended September 30, 2006 and 2005, respectively, representing 66% and 31% of licenses and hardware revenue, respectively. The percentage of revenues increased because fixed costs are being spread over lower revenues.
Cost of services revenue was $1.8 million and $1.6 million for the three months ended September 30, 2006 and 2005, respectively, representing 69% and 50% of services revenue for those periods, respectively. The increase includes $83 thousand related to labor based on the allocation of resources and to an increase in amortization expense of $74 thousand for intangibles and software licenses. Cost of services revenue as a percentage of revenue increased due to the decrease in revenues.
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
SG&A expenses were $2.8 million for the three months ended September 30, 2006 and 2005, representing 94% and 42% of total revenues in each period, respectively. Since expenses remained flat, the percentage increase is due to the decrease in revenues.
Research and Development Expenses
Research and development (R&D) expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of our products such as JBill Global and NetPlus and our convergent mediation service delivery platform.
Research and development expenses were $780 thousand and $1.0 million for the three months ended September 30, 2006 and 2005, respectively, and represented 26% and 16% of revenues for the three months ended September 30, 2006 and 2005, respectively. The decrease in research and development during the period relates to the reduction in the UK headcount for personnel working on R&D projects associated with JBill and Network Business Intelligence (NBI). These expenses are expected to continue at or above the current levels for the remainder of fiscal year 2007 as we continue to develop and expand our Patrol Suite, NetPlus and convergent mediation products.
Although research and development expenses are expected to continue at or above the current level, we are pursuing several strategies to control costs in this area. We have been selective in approving new projects and in some instances discontinued projects that were not related to the development of Convergent Mediation solutions. We are also pursuing alternative development opportunities such as outsourcing and we are consolidating development activities to continue to manage our expenses. In instances where we charge our customers for custom development we include the costs associated with the development in the cost of revenues. Finally, we have acquired market-ready new technology from third parties as part of our strategy for expanding our product offerings.
Liquidity and Capital Resources
Asset and Cash Flow Analysis
We had cash and cash equivalents of $699 thousand and $946 thousand at September 30, 2006 and June 30, 2006, respectively. Cash and cash equivalents decreased by $247 thousand from June 30, 2006 to September 30, 2006, and comprised 5% and 6% of total assets as of September 30, 2006 and June 30, 2006, respectively. $1.6 million in cash was received related to the exercise of stock warrants and was used to fund the operating loss during the quarter.

The decrease in accounts receivable from $11.0 million at June 30, 2006 to $9.8 million at September 30, 2006 relates primarily to the decrease in revenues. Working capital decreased $400 thousand from $3.1 million at June 30, 2006 to $2.7 million at September 30, 2006. We had borrowings outstanding under our lines of credit of $2.5 million at September 30, 2006 and $2.6 million at June 30, 2006.
Our cash flow is dependent upon numerous factors, including the timing of customer orders and engagements, and related obligations and payments, market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of changes in the size of our operations and other factors.
Five customers represent 70% of our gross trade receivables balances as of September 30, 2006 and three of these customers are international. At September 30, 2006, approximately 58% of the Company’s billed accounts receivable was older than ninety days compared to 16% at June 30, 2006. Five customers comprised 72% of our billed accounts receivable at September 30, 2006, and 36 % of this balance is current. On November 8, 2006, we received a payment of $4.7 million from a customer which represented 48% of our outstanding receivables at September 30, 2006. We expect that international telecommunication and internet service providers will continue to take longer to make payments than domestic customers.
Our operating activities used $1.6 million and $1.3 million in cash during the three months ended September 30, 2006 and 2005, respectively. The change between periods in cash flows from operating activities is principally due to changes in net loss after adjustments for non-cash charges such as depreciation and amortization.
Net cash used for investing activities was $149 thousand and $303 thousand, respectively. Financing activities generated cash of $1.5 million and $0.8 million during the three months ended September 30, 2006 and 2005, respectively. The cash generated during the three months ended September 30, 2006, was primarily from the exercise of stock warrants by investors. The increase in 2005 was primarily from borrowings under our bank line of credit.
Cost Containment Program
Although revenues increased during fiscal year 2006 and in fiscal year 2005, we have continued to manage our expenses based on expectations as to anticipated revenues and expenses. We have reduced the number of full time employees during the past three fiscal years and we have carried over these cost reduction measures to our 2helix acquisition as part of the integration of that company. We expect to have increased costs and continuing liquidity demands in the future as we devote significant efforts to delivering products and services, supporting our customers under existing contracts and investing in new products. If necessary, we will reduce operating expenses further and curtail certain of our operations and take other actions we believe will reduce expenses and preserve cash.
The following table summarizes contractual obligations and commitments as of September 30, 2006:

	Payments Due by Period
	(amounts in thousands)
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$2,173	$1,050	$1,085	$38	$—
Other commitments	54	43	11	—	—
Total commitments	$2,227	$1,093	$1,096	$38	$—
We have commercial commitments of two accounts receivable backed lines of credit discussed more fully below. One line of credit was renewed via an amended and restated loan and security agreement with the Bank on November 14, 2005. The outstanding balance at September 30, 2006, was $1.0 million. The other line of credit was opened on September 27, 2005, and the outstanding balance on this line was $1.5 million at September 30, 2006.

We also have issued standby letters of credit for security deposits for office space and to guarantee service contracts as summarized in the following table. The standby letters of credit have a one-year term and renew annually.

	Commitment Expiration Per Period (in thousands)
	Total
	Amounts	Less than 1			Over 5
Other Commercial Commitments	Committed	year	1-3 years	4-5 years	years
Standby Letters of Credit	$267	$267	$—	$—	$—
Lines of Credit
On November 14, 2005, we renewed our loan and security agreement and entered into an amended and restated loan and security agreement with Silicon Valley Bank. This amended agreement expires and is subject to renewal on November 13, 2006. Under this agreement, we may borrow based upon the amount of our approved borrowing base of eligible accounts receivable, up to a maximum of $3.5 million. The line of credit has sub limits of $500 thousand for cash secured letters of credit and $1.75 million for U.S. Export Import Bank usage. We can draw up to 70% of our eligible accounts receivable under the master line and 70% of our eligible foreign accounts receivable under the U.S. Export Import Bank sub limit line.
Inclusive to the U.S. Export Import Bank sub limit is a $250 thousand sub limit for 50% of the UK eligible accounts receivable. Amounts borrowed bear interest at a rate equal to the bank’s prime rate plus 1.75% per annum, charged on the average daily balance of advances outstanding, payable monthly and calculated on a 360 days per year basis. We also pay certain costs and expenses of the bank in administering the line. The receivables comprising the borrowing base must not be more than 90 days aged, must not be in dispute, and must conform to other eligibility requirements. The agreement has a monthly quick ratio covenant which must be complied with on an intra-quarterly basis, and a minimum tangible net worth covenant which must be complied with on a quarterly basis. The agreement also subjects the Company to non-financial covenants, including restrictions over dividends and certain reporting requirements.
We have an additional loan and security agreement which provides a second line of credit for the financing of non-standard accounts receivable. This line, originally subject to renewal on September 25, 2006, has been extended to renew concurrent with our other line of credit on November 13, 2006. Under this second line, we may borrow based upon a borrowing base of specifically-approved accounts receivable not part of the borrowing base for our other line of credit, up to a maximum of $1.5 million. The line is administered under the specialty finance division of the Bank and its primary purpose is to allow financing for specific receivables with extended terms. We can draw up to 70% of approved accounts receivable under this new line. Amounts borrowed bear interest at a rate equal to the bank’s prime rate plus 2% per annum, charged on the outstanding financed gross receivable balance, calculated on a 360 day year basis, and payable upon the earlier of when the payment is received for the financed receivable or when the financed receivable is no longer an eligible receivable. We also pay certain costs and expenses of the bank in administering the line. The receivables comprising the borrowing base must not be more than 90 days aged, but financing for accounts receivable up to 180 days is available to the extent approved on a case-by-case basis by the Bank. All such receivables must not be in dispute, and must conform to other eligibility requirements. The agreement has no financial covenants, but does subject the Company to non-financial maintenance covenants, including restrictions over dividends.
The lines of credit are subject to renewal on November 13, 2006 and we are currently working with our bank to renew these lines. We do not anticipate any significant changes in our agreements with the bank and expect to renew our lines of credit. There is no assurance that the bank will renew the lines of credit or that the renewal will be on terms acceptable to us. If we were unable to renew our lines of credit, it would have a material adverse effect on the Company.
ACE*COMM’s obligations under both agreements are secured by a security interest in all of our assets and intellectual property. Advances made to ACE*COMM are payable in full upon demand in the event of default under the agreement. As of September 30, 2006, we had borrowings totaling $1.0 million on the $3.5 million line of credit and there was $1.2 million available for additional borrowing based on then-outstanding accounts receivable. As of September 30, 2006, we had borrowings of $1.5 million under the $1.5 million line of credit.
Under the terms of our corporate headquarters’ office lease, we maintain a letter of credit under our line of credit with our bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by us under the lease. The letter of credit currently required under the lease is $113 thousand, and will decrease annually each November through fiscal year 2008. We also maintain other customer related letters of credit issued by the Bank and secured under our line of credit to support specific terms and conditions of customer orders. The aggregate of these customer related letters of credit total approximately $267 thousand at September 30, 2006.

Liquidity Analysis
At September 30, 2006, we had cash and cash equivalents of $699 thousand and $1.2 million was available under the line of credit. We expect to continue to have fairly high costs and liquidity demands during the current fiscal year as we devote significant effort to delivering products and services and supporting our customers under the contracts resulting in our backlog of $14.8 million.
We are continuing to manage our expenses to conserve cash and maintain adequate liquidity. We have no significant commitments for capital expenditures at September 30, 2006. We believe that cash flows from operations, particularly collection of outstanding accounts receivable, receipt of new contracts, and the availability of credit under our agreement with the Bank will support our working capital requirements for the next twelve months, based on our current expectations as to anticipated revenue, expenses and cash flow.
The Company is still pursuing a growth strategy that involves acquisitions and additional financing likely would be required for future acquisitions.
Risk Factors Affecting Future Operating Results
This quarterly report on Form 10-Q and the other documents we file with the SEC contain forward looking statements that are based on current expectations, estimates, forecasts and projections about the industries to which we supply solutions and in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as ‘expects,’ ‘anticipates,’ ‘targets,’ ‘goals,’ ‘projects,’ ‘intends,’ ‘believes,’ ‘seeks,’ ‘estimates,’ or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have the intention or obligation to update publicly any forward-looking statements after the distribution of this Report on Form 10-Q, whether as a result of new information, future events, changes in assumptions, or otherwise.
The following items are representative of the risks, uncertainties and assumptions that could affect the outcome of the forward-looking statements.
Because of our reliance on significant customers and large orders, any failure to obtain a sufficient number of large contracts could have a material adverse effect on our revenues for one or more periods
A significant portion of our revenue comes from large financial commitments by a small number of customers, including both telecommunications carriers and large enterprises. We expect to continue to depend on a limited number of customers in any given period for a significant portion of our revenue and, in turn, to be dependent on their continuing success and positive financial results and condition. These large customers may result from one-time competitive procurements or from repeat purchases from distributors, OEMs or other strategic partners. We may not prevail in one or more of the procurements, and our distributors may increase or suspend purchases of our products and services at any time. If we fail to continue to receive orders from such customers, or if any one or more of these customers suffers a downturn, our financial results will suffer. Our revenues and liquidity also may vary significantly from quarter to quarter based upon the delivery schedules of our large contracts, particularly extensions or delays in the delivery schedule arising from customer decisions or requirements. In the most recent quarter, we were not able to book the larger contracts we were pursuing during the quarter, and customer schedules under a few large existing contracts did not allow us to deliver products and record the revenue. Our results from operations were adversely affected, and in this most recent quarter the effects were significant.
Our products must be continuously updated to work with changing technology and demand for our products could be impacted by any competitors introducing more advanced technology
To maintain and improve demand for our products, we must continue to develop and introduce value-added, timely and cost effective new products, features and services that keep pace with technological developments and emerging industry standards. Any failure to do this will limit the market into which we can sell our products and services. We have recently introduced new software products such as Parent Patrol™ and are pursuing the development of others. These products have not yet achieved market acceptance, and the sales cycle for these products are longer than our other products and services, ranging from 12 to 24 months.

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
Many of our telecommunications customers involve credit risks for us
Many of our customers present potential credit risks, and we are dependent on a small number of major customers. The majority of our customers are in the telecommunication services industry and government sector, or are in the early stages of development when financial resources may be limited. Five customers represented 70% of our gross trade receivables balance as of September 30, 2006. Because we depend on a small number of major customers, and many of our customers present potential credit risks for different reasons, our results of operations could be adversely affected by non-payment or slow-payment of receivables. For a more detailed discussion of doubtful accounts please read the section labeled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Bad Debts.” Several of our international customers have negotiated extended payment terms, further separating the time payment is received from when costs are incurred.
We have experienced liquidity demands as a result of large contracts
We have been experiencing increased costs and liquidity demands during the current fiscal year as we have devoted significant effort to delivering products and services and supporting our customers under our existing contracts. Although these increased liquidity demands have started to subside as we have collected initial amounts generated under these contracts and continue to repay the outstanding borrowings under our lines of credit, this was offset by decreases in our liquidity due to operating losses, so we expect this situation to continue for a while.
We are dependent on our ability to borrow
We are dependent on our ability to borrow funds under our lines of credit. Any inability to borrow could have a material adverse effect on the Company. Additionally, our borrowings under our lines of credit are dependent upon our eligible and approved accounts receivable. In the event of an inability to borrow, we would require additional financing and the additional financing may not be available or may not be available on terms acceptable to us. We had outstanding borrowings totaling $2.5 million as of September 30, 2006.

We are increasingly subject to the risks and costs of international sales, and failure to manage these risks would have an adverse effect on us
A substantial portion of our revenues are derived from international sales and are therefore subject to the risks of conducting business overseas, including the general economic conditions in each country, the overlap of different tax structures, the difficulty in managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, foreign currency translations and longer payment cycles. We derived approximately $1.9 million, or 63% of our total revenue and $5.2 million, or 78% from customers outside of the United States for the three months ended September 30, 2006 and 2005, respectively. To the extent that we have increased our international revenue sources over the last three years, the impact of the risks related to international sales could have an increasingly larger effect on our financial condition as a whole.
Failure to manage risks of potential acquisitions would have an adverse effect on us
We have completed three significant acquisitions over the past three years and pursuing additional acquisitions to expand our product line remains part of our growth plan. However, acquisitions involve a number of potential adverse consequences. In particular, failure to identify or evaluate risks such as possible loss of major customers, or inability to correctly evaluate costs of combining businesses or technologies have in the past and in the future could cost us significant resources, dilution to our stockholders or loss of valuable time. In addition, recent acquisitions have included expenses associated with in process research and development and require us to absorb the cost of completion of ongoing product development. Failure to complete product development on time and within projected cost estimates would have an adverse affect on operating results and potentially decrease the value of the acquisition. Acquisitions may require additional financing and the additional financing may not be available or may not be available on terms acceptable to us.
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
We are exposed to interest rate risk related to any borrowings under our line of credit. As of September 30, 2006, borrowings outstanding under our line of credit were approximately $2.5 million. Our market risk sensitive instruments do not expose us to material market risk exposures. Should interest rates increase or decrease 1%, interest expense would increase or decrease $25 thousand based on our borrowings as of September 30, 2006.

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

ACE*COMM CORPORATION
November 13, 2006	By	/s/ George T. Jimenez
George T. Jimenez
Chief Executive Officer

/s/ Steven R. Delmar
Steven R. Delmar
Chief Financial Officer (Principal Financial Officer)