Form 10-Q
period 2006-12-31
ACE COMM CORP
filed 2007-02-14
CIK 1017526

As filed with the Securities and Exchange Commission on February 14, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☑
The number of shares of Common Stock outstanding as of February 12, 2007 was 18,615,350.

ACE*COMM CORPORATION
INDEX

Part I — Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of December 31, 2006 and June 30, 2006 (Unaudited)	3

	Consolidated Statements of Operations (Unaudited) for the three and six months ended December 31, 2006 and 2005	4

	Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2006 and 2005	5

	Consolidated Statements of Stockholders’ Equity for the six months ended December 31, 2006 and the year ended June 30, 2006	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2	Management’s Discussion and Analysis of Results of Operations and Financial Condition	12

Item 3	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4	Controls and Procedures	21

Part II — Other Information

Item 4	Submission of Matters to a Vote of Security Holders	21

Item 6	Exhibits	21

Signatures

2007 Incentive Compensation Plan

Employment Agreements

Certifications

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
ACE*COMM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	December 31,	June 30,
	2006	2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,170	$946
Accounts receivable, net	4,730	10,981
Inventories, net	811	838
Deferred contract costs	7	18
Prepaid expenses and other	653	571

Total current assets	7,371	13,354
Property and equipment, net	777	787
Goodwill	386	522
Acquired intangibles, net	727	1,041
Other non-current assets, net	501	657

Total assets	$9,762	$16,361

Liabilities and Stockholders’ Equity

Current liabilities:
Borrowings	$—	$2,970
Accounts payable	800	1,114
Accrued expenses	1,271	1,661
Accrued compensation	594	885
Deferred revenue	4,169	3,617

Total current liabilities	6,834	10,247
Long-term notes payable	—	17

Total liabilities	6,834	10,264

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 45,000,000 shares authorized, 18,601,529 and 17,788,032 shares issued and outstanding	186	178
Additional paid-in capital	37,301	35,257
Other accumulated comprehensive loss	(29)	(91)
Accumulated deficit	(34,530)	(29,247)

Total stockholders’ equity	2,928	6,097

Total liabilities and stockholders’ equity	$9,762	$16,361

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Licenses and hardware	$1,005	$3,196	$1,463	$6,651
Services	2,141	3,541	4,705	6,771

Total revenue	3,146	6,737	6,168	13,422
Cost of licenses and hardware revenue	503	413	806	1,483
Cost of services revenue	1,727	1,688	3,500	3,300

Total cost of revenue	2,230	2,101	4,306	4,783
Gross profit	916	4,636	1,862	8,639
Selling, general, and administrative	2,730	3,341	5,562	6,158
Research and development	676	914	1,456	1,951

Income (loss) from operations	(2,490)	381	(5,156)	530
Interest expense	47	33	126	83

Income (loss) before income taxes	(2,537)	348	(5,282)	447
Income tax expense	1	1	1	1

Net income (loss)	$(2,538)	$347	$(5,283)	$446

Basic net income (loss) per share	$(0.14)	$0.02	$(0.30)	$0.03

Diluted net income (loss) per share	$(0.14)	$0.02	$(0.30)	$0.03

Shares used in computing net income (loss) per share:
Basic	18,006	16,886	17,724	16,814

Diluted	18,006	17,440	17,724	17,273

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended December 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(5,283)	$446
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	756	676
Provision for doubtful accounts	60	107
Restricted stock compensation expense	47	18
Stock option and employee stock purchase plan compensation expense	71	58
Changes in operating assets and liabilities:
Accounts receivable	6,191	(2,006)
Inventories, net	27	(3)
Prepaid expenses and other assets	(82)	(154)
Deferred contract costs	11	60
Accounts payable	(314)	(395)
Accrued liabilities	(636)	(628)
Deferred revenue	552	(425)

Net cash provided by (used in) operating activities	1,400	(2,246)

Cash flows from investing activities:
Purchases of property and equipment	(196)	(271)
Proceeds from other non-current assets	12	—
Purchase of software license	(94)	(203)

Net cash used in investing activities	(278)	(474)

Cash flows from financing activities:
Net borrowings on line of credit	(2,607)	908
Other notes payable	(17)	(38)
Proceeds from exercise of stock warrants	1,599	—
Proceeds from employee stock purchase plan and exercise of stock options	48	275

Net cash (used in) provided by financing activities	(977)	1,145

Net increase (decrease) in cash and cash equivalents	145	(1,575)
Effect of exchange rate change on cash	79	(117)
Cash and cash equivalents at beginning of period	946	2,683

Cash and cash equivalents at end of period	$1,170	$991

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$130	$92
Cash paid during the period for income taxes	$2	$(1)
Supplemental disclosure of non-cash investing and financing activities:
Settlement of 2helix notes payable	$289	$—
Issuance of common stock in connection with software purchase	$—	$791
Return of common stock in connection with the 2helix re-negotiation	$—	$1,519
Reduction of notes payable and accrued interest in connection with the 2helix Re-negotiation	$—	$356
Issuance of common stock related to the grant of restricted stock	$—	$374
The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total

Balance, June 30, 2005	16,694	$167 92	$34,808	$(32)	$(29,566)	$5,377
Exercise of common stock options	331	3	585	—	—	588
Employee stock purchase plan	30	—	64	—	—	64
Stock option compensation expense	—	—	99	—	—	99
Foreign currency translation	—	—	—	(59)	—	(59)
Exercise of warrants	152	2	352	—	—	354
Purchase of software license	326	3	787	—	—	790
Issuance of restricted stock	137	2	82	—	—	84
2helix re-negotiation	118	1	(1,520)	—	—	(1,519)
Net income	—	—	—	—	319	319

Balance, June 30, 2006	17,788	178	35,257	(91)	(29,247)	6,097
Exercise of common stock options	10	—	16	—	—	16
Employee stock purchase plan	17	—	47	—	—	47
Stock option compensation expense	—	—	54	—	—	54
Foreign currency translation	—	—	—	62	—	62
Exercise of warrants	688	7	1,592	—	—	1,599
2helix notes payable settlement	139	2	287	—	—	289
Issuance of restricted stock	(40)	(1)	48	—	—	47
Net loss	—	—	—	—	(5,283)	(5,283)

Balance, December 31, 2006	18,602	$186	$37,301	$(29)	$(34,530)	$2,928

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — ORGANIZATION
ACE*COMM Corporation (the “Company”), incorporated in Maryland in 1983, delivers enterprise telemanagement applications and advanced Convergent Mediation™ solutions to wired and wireless voice, data, and Internet communications providers. ACE*COMM’s technology enables the capture, security, validation, correlation, augmentation, and warehousing of data from network elements and distributes it in appropriate formats to OSS (“Operations Support Systems”) and BSS (“Business Support Systems”) operations. ACE*COMM’s products are tailored to each customer’s needs, providing the capabilities to extract knowledge from their networks-knowledge they use to reduce costs, accelerate time-to-market for new products and services, generate new sources of revenue, and push forward with next-generation initiatives.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Liquidity and Capital Resources
The Company incurred a net loss during the six months ended December 31, 2006 of $5.3 million and had net cash provided by operations of $1.4 million. The Company had cash and cash equivalents available at December 31, 2006, totaling $1.2 million.
Management believes that the downturn in operations was due primarily to the delays in receipt of additional work on various large contracts and market conditions which has slowed the receipt on new orders. During the six months ended December 31, 2006, we experienced a significant decrease in revenues when compared to the fourth fiscal quarter of last year and to the comparable quarter of last year. This decrease resulted in a loss for the quarter, compared to net income in the same quarter last year.
On going projects with Telecom Egypt and the U.S. Air Force continued to experience delays. These delays were not due to any performance issues on the part of the Company but will delay the revenue associated with these contracts contained in the backlog of the Company.
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
However, because of the shortfalls in revenue, we have experienced increased liquidity demands, and we expect to have continuing pressure on our liquidity unless and until we can increase revenues significantly. In addition to managing our costs, we are devoting significant effort to increase our revenues by selling our Patrol Suite of products to carriers on a global basis. We also may pursue additional financing, which may or may not be available on terms acceptable to us. Any such financing could result in increased leverage (if a debt financing) or equity liquidation (if an equity financing). This financing likely would be in addition to any borrowing under our line of credit against outstanding eligible accounts receivable.
For the quarter ending December 31, 2006, we were not in compliance with the minimum tangible net worth covenant. The Bank has waived this covenant violation and established new minimum tangible net worth and quick ratio covenants. See Lines of Credit in Management’s discussion and Analysis for additional details concerning our lines of credit and amounts available to us under these lines.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by the management of ACE*COMM Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements of the type included in the Annual Report on Form 10-K are not required to be included in and have been omitted from this report. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.
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
In situations when our products involve significant modification or customization of software, or when our systems integration and product development are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. Approximately 12% of our revenues were calculated under this method for the three and six months ended December 31, 2006. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered as the majority of the hardware is from third parties and the hardware is rarely modified.
Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis. We compare the budgeted level of effort to actual level of effort incurred each month. The estimated level of effort to complete an individual contract is adjusted accordingly. Also, at each month end the cumulative progress is measured and adjusted so that the cumulative progress on each contract matches the current view of the percentage completed. If the actual level of effort incurred plus the estimated level of effort to complete exceeds the level of effort consistent with making a profit on a contract, then the loss on the contract would be recognized in the month that the loss becomes evident.
When our contracts contain extended payment terms, we defer recognition of revenue until amounts become due pursuant to payment schedules and no other uncertainties exist. We correspondingly defer a proportionate amount of contract cost which will be matched against the deferred revenue when recognized. Should management make the determination that previously deferred revenue will not be recognized, the corresponding amount of deferred contract cost will be charged to expense at that time. In accordance with this policy we have deferred contract costs of $7 thousand and $18 thousand as of December 31, 2006 and June 30, 2006, respectively.
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
Cash and cash equivalents
ACE*COMM considers all investments with an original maturity of three months or less to be cash equivalents. Cash held in foreign bank accounts was $389 thousand and $440 thousand at December 31, 2006 and 2005, respectively.
Impairment of Long-Lived Assets
We evaluate the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. We did not record an impairment during the six months ended December 31, 2006 and 2005, respectively. If we were to adjust our estimate of future cash flows downward in the future, we may be required to record an impairment charge to reduce the carrying value of long-lived and intangible assets.

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
Total comprehensive income (loss) consists of the following (in thousands):

	For the three months ended		For the six months ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$(2,538)	$347	$(5,283)	$446
Other comprehensive income (foreign currency translation)	30	(69)	62	(105)

Total other comprehensive income (loss)	$(2,508)	$278	$(5,221)	$341

Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty of Income Taxes,” which is an interpretation of FAS 109, “Accounting for Income Taxes” (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the Company, this Interpretation is effective as of July 1, 2007 and the cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of July 1, 2007. We are currently evaluating the impact of FIN 48 on our financial statements.
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
NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable consists of the following (in thousands):

	December 31,	June 30,
	2006	2006

Billed receivables	$3,426	$8,517
Unbilled and other receivables	1,532	2,697
Allowance for doubtful accounts	(228)	(233)

	$4,730	$10,981

Billed
At December 31, 2006, five of our customers, including three international customers, comprised $1.6 million or 47% of the total billed receivables. Two of these five customers have billed receivables totaling $325 thousand that have been outstanding for longer than ninety days. We have total billed receivables of $870 thousand outstanding for longer than ninety days. Management believes the outstanding amounts will be collected. International customers have traditionally taken longer to pay than domestic customers.
Unbilled
Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year.

NOTE 4 — INVENTORY
Inventory consists of the following (in thousands):

	December 31,	June 30,
	2006	2006

Inventory	$1,207	$1,196
Allowance for obsolescence	(396)	(358)

	$811	$838

Inventory write-offs were $38 thousand and $0 during the six months ended December 31, 2006 and 2005, respectively. In September 2005, we purchased a non-exclusive perpetual software license valued at $1.3 million. The cost of the license is being amortized over 36 months beginning in October 2005. The current portion of the license of $490 thousand is included in inventory with the balance of the license included in other assets.
NOTE 5 — STOCKHOLDERS’ EQUITY
During the six months ended December 31, 2006, the Company issued 16,557 shares of common stock under the Employee Stock Purchase Plan and issued 42,500 shares as restricted stock grants which vest over four years of which 2,500 shares were canceled during the current quarter. The Company recognized a $9 thousand expense during the period related to these stock grants. The Company issued 148,667 shares of restricted stock in fiscal year 2006, of which 91,792 shares were canceled including 79,792 shares canceled during the period. These grants vest over four years and the Company recognized $38 thousand in expense during the period.
During the three months ended December 31, 2006, the Company granted 469,000 stock options, including 21,000 stock options under the 2000 Stock Options Plan for Directors and 448,000 stock options under the Amended and Restated Omnibus Stock Plan. The stock options have a fair value of $325 thousand and we recognized an expense of $15 thousand related to these options during the period. The assumptions included in the fair value calculations for the quarter ended December 31, 2006, are expected life of 4.8 years, interest rate of 4.625%, expected volatility of 95% and dividend yield of 0%.
On September 26, 2006, we issued 138,704 shares to settle notes payable to the former 2helix owners that were due on September 30, 2006.
Exercise of Stock Warrants
During the six months ended December 31, 2006, 687,653 shares of our common stock were purchased for net proceeds of $1.6 million on the exercise of previously issued stock warrants. Stock warrants for the purchase of 1,060,347 shares of our common stock expired on September 2, 2006. At December 31, 2006, there were 500,000 stock warrants outstanding at an exercise price of $3.53 per share which expire April 1, 2010.
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

NOTE 8 — SEGMENT INFORMATION
The Company is managed as one segment and results are measured based on revenue type and not business unit. However, we do not measure operating profit by revenue source. The following table reflects revenues by type and geographic location:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue by Type
Enterprise	$935	$2,941	$1,899	$4,279
Network Service Provider (NSP)	1,451	2,169	2,526	5,906
Operations Support Systems (OSS)	760	1,627	1,743	3,237
IT and Other	—	—	—	—

Total Revenue	$3,146	$6,737	$6,168	$13,422

Revenue by Location
Asia	$711	$486	$1,111	$1,383
North America	1,692	3,975	3,026	5,823
Europe	559	1,890	1,438	3,951
Middle East	184	386	553	2,265
South America	—	—	40	—

Total Revenue	$3,146	$6,737	$6,168	$13,422

During the six months ended December 31, 2006 and 2005, one customer comprised 9% and 16% of revenue, respectively. Total revenues earned outside of the U.S. represents 58% of total revenue earned for the six months ended December 31, 2006.

NOTE 9 — EARNINGS PER SHARE (in thousands, except per share amounts)
The following is a reconciliation of the numerators and denominators of basic net income (loss) per common share (“Basic EPS”) and diluted net income (loss) per common share (“Diluted EPS”):

	For the three months ended		For the six months ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic EPS:
Net income (loss) — numerator
Net income (loss) available to common shareholders	$(2,538)	$347	$(5,283)	$446
Shares — denominator
Weighted average common shares	18,006	16,886	17,724	16,814

Basic EPS	$(0.14)	$0.02	$(0.30)	$0.03

Diluted EPS:
Net income (loss) — numerator
Net income (loss) available to common shareholders	$(2,538)	$347	$(5,283)	$446
Shares — denominator
Weighted average common shares	18,006	16,886	17,724	16,814
Stock options	—	462	—	414
Restricted stock	—	92	—	45

Total weighted shares and equivalents	18,006	17,440	17,724	17,273

Diluted EPS	$(0.14)	$0.02	$(0.30)	$0.03

Due to the loss incurred during the three and six months ended December 31, 2006, zero incremental shares related to stock options are included in the calculation of Diluted EPS because the effect would be anti-dilutive. The total number of potentially dilutive shares not included in the EPS calculation for the three months ended December 31, 2006, due to anti-dilution was 153,078 including 70,956 for stock options and 82,122 for restricted stock. The total number of potentially dilutive shares not included in the EPS calculation for the six months ended December 31, 2006 due to anti-dilution was 249,671 including 179,506 for stock options and 70,165 for restricted stock.
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

Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During the three months ended December 31, 2006, we had six customers generating $150,000 or more in revenue during the period (“Major Customers”) representing approximately 52% of total revenue. One customer, Impressive Communications, accounted for 11% of reported revenue. During the three months ended December 31, 2005, we had nine Major Customers representing approximately 73% of total revenue. However, only one such customer, Giza Systems (27% of revenue), had revenue greater than 10% of reported revenue. The average revenue earned per Major Customer was $270 thousand and $547 thousand, respectively, for the three months ended December 31, 2006 and 2005.
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
Even as our newer technologies have been gaining market acceptance, we have experienced some reductions in demand for some of our traditional products due to the continuing changes in the telecommunications industry. We experienced a decline in the number of potential customers for our OSS products and services and a reduction in our existing customer base in the UK as a result of consolidation within the UK service provider market by network providers. Our largest customer in this group completed their service contract with us in the first quarter. This customer accounted for 2% of our consolidated revenues for the six months ended December 31, 2006 and 5% of our consolidated revenues in fiscal 2006.
During the most recent two quarters we have experienced increased competition and a general delay associated with purchase decisions for our products and services. These factors, coupled with delays in existing contracts, have significantly reduced revenues in the past two quarters. We are continuing to manage our costs and have maintained numerous cost reduction measures which have reduced operating expenses. In the past two quarters total expenses have decreased $1.5 million or 12% over the same two quarters last year. Because of the shortfalls in revenue, we have experienced increased liquidity demands and incurred large losses over the past two quarters. In addition to managing our costs, we are devoting significant effort to increase our revenues by selling our Patrol Suite of products to carriers on a global basis. We also may pursue additional financing, which may or may not be available on terms acceptable to us. Any such financing could result in increased leverage (if a debt financing) or equity dilution (if an equity financing). This financing likely would be in addition to any borrowings under our line of credit against outstanding eligible accounts receivable. We had no outstanding borrowings as of December 31, 2006, and as of January 31, 2007, we had $790 thousand of available borrowing capacity based on then-outstanding accounts receivable.
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
In situations when our products involve significant modification or customization of software, or when our systems integration and services are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered. Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis. Approximately 12% of our revenue for the three and six months ended December 31, 2006 and 2005, respectively, was derived from contracts accounted for under the percentage of completion method.
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
Impairment of Long-Lived Assets
We evaluate the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. We did not record an impairment charge during the six months ended December 31, 2006 and 2005.
Results of Operations
The following table shows the percentage of revenue of certain items from ACE*COMM’s statements of operations:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2006	2005	2006	2005

Revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of revenue	70.9%	31.2%	69.8%	35.7%
Selling, general and administrative expenses	86.8%	49.6%	90.2%	45.9%
Research and development	21.5%	13.5%	23.6%	14.5%

Income (loss) from operations	(79.2)%	5.7%	(83.6)%	3.9%
Interest expense	1.5%	0.5%	2.0%	0.6%

Income (loss) before income taxes	(80.7)%	5.2%	(85.6)%	3.3%
Income tax expense	0.0%	0.0%	0.0%	0.0%

Net income (loss)	(80.7)%	5.2%	(85.6)%	3.3%

Revenues
The following summarizes revenue for the three and six months ended December 31, 2006 and 2005 (in thousands):

	For the three months ended		For the six months ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Licenses and hardware	$1,005	$3,196	$1,463	$6,651
Services	2,141	3,541	4,705	6,771

Total revenue	$3,146	$6,737	$6,168	$13,422

Total revenues for the three months ended December 31, 2006 were $3.1 million compared to $6.7 million in 2005, reflecting a decrease of $3.6 million or 54%. Total revenues for the six months ended December 31, 2006 were $6.2 million compared to $13.4 million in 2005 reflecting a decrease of $7.2 million or 54%. Our revenues continue to be significantly affected by the number of large contracts we have at any particular time, and the customer’s schedule for receiving our products and services. In the most recent quarter, we were not able to book new orders on contracts we were pursuing during the quarter, and customer schedules under a few large existing contracts did not allow us to deliver products and record the revenue. Our results from operations were adversely affected, and in this most recent quarter the effects were significant. This affected our license and hardware revenue and our services revenue, including revenue from sales to enterprises, revenue from sales to network service providers and revenue from sales of Operations Support Systems.
License and hardware revenue decreased by $2.2 million to $1.0 million for the three months ended December 31, 2006 compared to 2005 and by $5.2 million to $1.5 million for the six months ended December 31, 2006 compared to 2005. The decrease included revenues of $1.3 million from a customer in the Middle East, $1.5 million for a software license related to the Air Force contract, one-time revenue from three customers for software licenses totaling $0.8 million, hardware sales from one customer of $0.4 million and a reduction in revenues related to a contract from the Middle East as it nears completion of $0.5 million.
Services revenue decreased by $1.4 million from $3.5 million for the three months ended December 31, 2005 to $2.1 million in 2006 and by $2.1 million from $6.8 million for the six months ended December 31, 2005 to $4.7 million for the six months ended December 31, 2006. The majority of this decrease was principally the result of a billing customer in the UK that completed their service contract during the first quarter of fiscal year 2007, which decreased by $0.6 million and to decreased revenues from four additional OSS customers. Also services decreased due to completion of contract and maintenance from one Enterprise customer of $0.7 million. These decreases were not offset by new orders.

	For the three months ended		For the six months ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue by Type
Enterprise	$935	$2,941	$1,899	$4,279
Network Service Provider (NSP)	1,451	2,169	2,526	5,906
Operations Support Systems (OSS)	760	1,627	1,743	3,237

Total Revenue	$3,146	$6,737	$6,168	$13,422

Revenue from sales to enterprises decreased 69% from $2.9 million for the three months ended December 31, 2005, to $0.9 million for the three months ended December 31, 2006 and 56% from $4.3 million to $1.9 million for the six months ended December 31, 2006. The decrease includes $0.7 million related to a maintenance and services contract from one customer and $1.5 million from a software license related to the Air Force contract that were not replaced.
Revenue from sales to network service providers decreased 32% from $2.2 million to $1.5 million for the three months ended December 31, 2006, and represented 46% of total revenue and 58% from $5.9 million to $2.5 million for the six months ended December 31, 2006. The decrease included revenues of $1.3 million from a customer in the Middle East, one-time revenue from three customers for software licenses totaling $0.8 million, hardware sales from one customer of $0.4 million and a reduction in revenues related to a contract from the Middle East as it nears completion of $0.5 million.
Revenue from sales of Operations Support Systems decreased 50% from $1.6 million to $0.8 million for the three months ended December 31, 2006, compared to 2005 and 47% from $3.2 million to $1.7 million for the six months ended December 31, 2006. The decrease in OSS revenue is primarily due to one customer in the UK that completed their service contract during the first quarter of fiscal year 2007 which decreased by $0.6 million and to decreased revenues from four additional OSS customers.
Backlog was $14.9million as of December 31, 2006 compared to $15.8 million at June 30, 2006. We define backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services to be provided to customers generally within one year. We have experienced fluctuations in our backlog at various times. We anticipate that $5.6 million of the backlog will be recognized during the remainder of fiscal year 2007. Although we believe that our entire backlog consists of firm orders, our backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the contracting process.
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
Cost of revenue was $2.2 million and $2.1 million for the three months ended December 31, 2006 and 2005, respectively, representing 71% and 31% of revenues, respectively. Cost of revenue was $4.3 million and $4.8 million for the six months ended December 31, 2006 and 2005, respectively, representing 70% and 36% of revenues, respectively. Because revenues decreased significantly and most of our costs are relatively fixed, cost of revenue as a percentage of revenue increased significantly.
Cost of licenses and hardware revenue was $503 thousand and $413 thousand for the three months ended December 31, 2006 and 2005, respectively, representing 50% and 13% of licenses and hardware revenue, respectively. Cost of licenses and hardware revenue was $806 thousand and $1.5 million for the six months ended December 31, 2006 and 2005, respectively, representing 55% and 22% of revenues, respectively. The percentage of revenues increased because fixed costs are being spread over lower revenues.
Cost of services revenue was $1.7 million for the three months ended December 31, 2006 and 2005, representing 81% and 48% of services revenue for those periods, respectively. Cost of services revenue was $3.5 million and $3.3 million for the six months ended December 31, 2006 and 2005, respectively, representing 74% and 49% of revenues, respectively. The increase includes $112 thousand related to labor based on the allocation of resources and to an increase in amortization expense of $110 thousand for intangibles and software licenses. Cost of services revenue as a percentage of revenue increased due to the decrease in revenues.
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
SG&A expenses were $2.7 million and $3.3 million for the three months ended December 31, 2006 and 2005, respectively, representing 87% and 50% of total revenues in each period, respectively. SG&A expenses were $5.6 million and $6.1 million for the six months ended December 31, 2006 and 2005, respectively, representing 90% and 46% of revenues, respectively. Expenses decreased as a result of cost containment measures in our foreign subsidiaries and the percentage increase is due to the decrease in revenues.

Research and Development Expenses
Research and development (R&D) expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of our products such as JBill Global and NetPlus and our convergent mediation service delivery platform.
Research and development expenses were $676 thousand and $914 thousand for the three months ended December 31, 2006 and 2005, respectively, and represented 21% and 14% of revenues for the three months ended December 31, 2006 and 2005, respectively. Research and development expenses were $1.5 million and $2.0 million for the six months ended December 31, 2006 and 2005, respectively, and represented 24% and 15% of revenues, respectively. The decrease in research and development during the period relates to the reduction in the UK headcount for personnel working on R&D projects associated with JBill and Network Business Intelligence (NBI). These expenses are expected to continue at or above the current levels for the remainder of fiscal year 2007 as we continue to develop and expand our Patrol Suite, NetPlus and convergent mediation products.
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
Liquidity and Capital Resources
Asset and Cash Flow Analysis
We had cash and cash equivalents of $1.2 million and $946 thousand at December 31, 2006 and June 30, 2006, respectively. Cash and cash equivalents increased by $224 thousand from June 30, 2006, to December 31, 2006, and comprised 12% and 6% of total assets as of December 31, 2006 and June 30, 2006, respectively. The decrease in accounts receivable from $11.0 million at June 30, 2006 to $4.7 million at December 31, 2006 relates primarily to the receipt of $4.7 million from Northrop Grumman and receipts of approximately $1.6 million from other customers. We had borrowings outstanding under our lines of credit of $-0- at December 31, 2006 and $2.6 million at June 30, 2006. The cash received was used to pay off our borrowings and fund operations. As a result, working capital decreased $2.6 million from $3.1 million at June 30, 2006 to $537 thousand at December 31, 2006.
Our cash flow is dependent upon numerous factors, including the timing of customer orders and engagements, and related obligations and payments, market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of changes in the size of our operations and other factors.
Five customers represent 40% of our gross trade receivables balances as of December 31, 2006 and two of these customers are international. At December 31, 2006, approximately 25% of the Company’s billed accounts receivable was older than ninety days compared to 16% at June 30, 2006 and of the 25% over ninety days at December 31, 2006, 80% are comprised of international customers. We expect that international telecommunication and internet service providers will continue to take longer to make payments than domestic customers. Five customers comprised 47% of our billed accounts receivable at December 31, 2006, and 80 % of this balance is current.
Operating activities provided $1.4 million and used $2.3 million in cash during the six months ended December 31, 2006 and 2005, respectively. The change between periods in cash flows from operating activities is principally due to changes in accounts receivable netted with the change in net loss.
Net cash used for investing activities was $278 thousand and $474 thousand, respectively. Financing activities used cash of $977 thousand and generated cash of $1.1 million during the six months ended December 31, 2006 and 2005, respectively. The cash used during the six months ended December 31, 2006 included $2.6 million used to pay off the borrowings on the line of credit, offset by $1.6 million provided by the proceeds from exercise of stock warrants.
Cost Containment Program
We have continued to manage our expenses based on expectations as to anticipated revenues and expenses. We have reduced the number of full time employees during the past three fiscal years and we have carried over these cost reduction measures to our 2helix acquisition as part of the integration of that company. We expect to have continuing liquidity demands unless and until we can increase revenues significantly. If necessary, we will reduce operating expenses further and curtail certain of our operations and take other actions we believe will reduce expenses and preserve cash. These actions, if taken, might affect the cost associated with cost of revenues, selling, general and administrative expenses and research and development expense but at this time the effects on expense levels cannot be determined.

Contractual Obligations and Commitments
The following table summarizes contractual obligations and commitments as of December 31, 2006:

Contractual Obligation	Payments Due by Period
	(amounts in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$2,477	$957	$1,171	$323	$26
Other commitments	31	31	—	—	—

Total commitments	$2,508	$988	$1,171	$323	$26

We have commercial commitments of two accounts receivable backed lines of credit. Both were renewed simultaneously via separate amended and restated loan and security agreements with the Bank on November 14, 2006. There were no outstanding amounts due on either line of credit at December 31, 2006.
We also have issued standby letters of credit for security deposits for office space and to guarantee service contracts as summarized in the following table. The standby letters of credit have a one-year term and renew annually.

Other Commercial Commitments	Commitment Expiration Per Period (in thousands)
Total
	Amounts	Less than			Over
	Committed	1 year	1-3 years	4-5 years	5 years
Standby Letters of Credit	$344	$256	$88	$—	$—
Under the terms of our corporate headquarters office lease, we maintain a letter of credit under our line of credit with our bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by us under the lease. The letter of credit currently required under the lease is $103 thousand, and will decrease annually each November through fiscal year 2008. Additionally, under the terms of our Canadian office lease, we maintain another letter of credit under our line of credit with our bank, which also names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by us under the lease. The letter of credit currently required under the Canadian lease is $88 thousand and will decrease annually beginning in March 2009 and continue through March 2010. We also maintain other customer related letters of credit issued by the Bank and secured under our line of credit to support specific terms and conditions of customer orders.
Lines of Credit
On November 14, 2006, we renewed our loan and security agreement and entered into an amended and restated loan and security agreement with Silicon Valley Bank. This amended agreement expires and is subject to renewal on November 13, 2007. Under this agreement, we may borrow based upon the amount of our approved borrowing base of eligible accounts receivable, up to a maximum of $3.5 million. The line of credit has sub limits of $500 thousand for cash secured letters of credit and $1.75 million for U.S. Export Import Bank usage. We can draw up to 70% of our eligible accounts receivable under the master line and 70% of our eligible foreign accounts receivable under the U.S. Export Import Bank sub limit line. Inclusive to the U.S. Export Import Bank sub limit is a $250 thousand sub limit for 50% of the UK eligible accounts receivable.
Amounts borrowed bear interest at a rate equal to the bank’s prime rate plus 1.75% per annum, charged on the average daily balance of advances outstanding, payable monthly and calculated on a 360 days per year basis. We also pay certain costs and expenses of the bank in administering the line. The receivables comprising the borrowing base must not be more than 90 days aged, must not be in dispute, and must conform to other eligibility requirements. The agreement has a monthly quick ratio covenant which must be complied with on an intra-quarterly basis, and a minimum tangible net worth covenant which must be complied with on a quarterly basis. The agreement also subjects the Company to non-financial covenants, including restrictions over dividends and certain reporting requirements. For the quarter ending December 31, 2006, we were not in compliance with the minimum tangible net worth covenant. The Bank has waived this covenant violation and established new minimum tangible net worth and quick ratio covenants.
We have an additional loan and security agreement which provides a second line of credit for the financing of non-standard accounts receivable. We renewed our additional loan and security agreement on November 14, 2006 and entered into an amended and restated loan and security agreement with Silicon Valley Bank. This amended agreement expires and is subject to renewal on November 13, 2007. Under this second line, we may borrow based upon a borrowing base of specifically-approved accounts receivable not part of the borrowing base for our other line of credit, up to a maximum of $1.5 million. The line is administered under the specialty finance division of the Bank and its primary purpose is to allow financing for specific receivables with extended terms. We can draw up to 70% of approved accounts receivable under this additional line. Amounts borrowed bear interest at a rate equal to the bank’s prime rate plus 2% per annum, charged on the outstanding financed gross receivable balance, calculated on a 360 day year basis, and payable upon the earlier of when the payment is received for the financed receivable or when the financed receivable is no longer an eligible receivable. We also pay certain costs and expenses of the bank in administering the line. The receivables comprising the borrowing base must not be more than 90 days aged, but financing for accounts receivable up to 180 days is available to the extent approved on a case-by-case basis by the Bank. All such receivables must not be in dispute, and must conform to other eligibility requirements. The agreement has no financial covenants, but does subject the Company to non-financial maintenance covenants, including restrictions over dividends.
ACE*COMM’s obligations under both agreements are secured by a security interest in all of our assets and intellectual property. Advances made to ACE*COMM are payable in full upon demand in the event of default under the agreement. As of December 31, 2006, we had no borrowings on the $3.5 million line of credit or the $1.5 million line of credit and there was $1.1 million available for additional borrowing based on then-outstanding accounts receivable.

Liquidity Analysis
At December 31, 2006, we had cash and cash equivalents of $1.2 million. We had no outstanding borrowings as of December 31, 2006, and we had $1.1 million of available borrowing capacity under the line of credit based on the then-outstanding accounts receivable.
We are continuing to manage our expenses to conserve cash and maintain adequate liquidity. We have no significant commitments for capital expenditures at December 31, 2006. We believe that cash flows from operations, particularly collection of outstanding accounts receivable, receipt of new contracts, and the availability of credit under our agreement with the Bank will support our working capital requirements for the next twelve months, based on our current expectations as to anticipated revenue, expenses and cash flow.
However, because of the shortfalls in revenue, we have experienced increased liquidity demands, and we expect to have continuing pressure on our liquidity unless and until we can increase revenues significantly. In addition to managing our costs, we are devoting significant effort to increase our revenues by selling our Patrol Suite of products to carriers on a global basis. We also may pursue additional financing, which may or may not be available on terms acceptable to us. Any such financing could result in increased leverage (if a debt financing) or equity liquidation (if an equity financing). This financing likely would be in addition to any borrowing under our line of credit against outstanding eligible accounts receivable.
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
Because of our reliance on significant customers and large orders, failures to obtain a sufficient number of large contracts has had and could continue to have a material adverse effect on our revenues for one or more periods
A significant portion of our revenue comes from large financial commitments by a small number of customers, including both telecommunications carriers and large enterprises. We expect to continue to depend on a limited number of customers in any given period for a significant portion of our revenue and, in turn, to be dependent on their continuing success and positive financial results and condition. These large customers may result from one-time competitive procurements or from repeat purchases from distributors, OEMs or other strategic partners. We may not prevail in one or more of the procurements, and our distributors may increase or suspend purchases of our products and services at any time. If we fail to continue to receive orders from such customers, or if any one or more of these customers suffers a downturn, our financial results will suffer. Our revenues and liquidity also may vary significantly from quarter to quarter based upon the delivery schedules of our large contracts, particularly extensions or delays in the delivery schedule arising from customer decisions or requirements. In the most recent two quarters, we were not able to book some of the larger contracts we were pursuing during the quarter, and customer schedules under large existing contracts did not allow us to deliver products and record the revenue. Our results from operations were adversely affected, and in this most recent six months, the effects were significant resulting in our having large losses for those quarters.
We have experienced liquidity demands as a result of revenue shortfalls and delays in customer schedules under large contracts
We have been experiencing increased costs and liquidity demands during the past six months arising from revenue shortfalls and our inability to recognize revenues under certain large existing contracts where customer schedules did not allow us to deliver products sand record the revenue. This increased pressure on our liquidity may continue unless and until we can increase revenues significantly.
     We are dependent on our ability to borrow
We are dependent on our ability to borrow funds under our lines of credit. Any inability to borrow could have a material adverse effect on the Company. Additionally, our borrowings under our lines of credit are dependent upon our eligible and approved accounts receivable. In the event of an inability to borrow, we would require additional financing and the additional financing may not be available or may not be available on terms acceptable to us. We had no outstanding borrowings as of December 31, 2006. However, because of the shortfalls in revenue and increased liquidity demands, we are managing our costs and may also pursue additional financing, which may or may not be available on terms acceptable to us.
Our products must be continuously updated to work with changing technology and demand for our products could be impacted by any competitors introducing more advanced technology
To maintain and improve demand for our products, we must continue to develop and introduce value-added, timely and cost effective new products, features and services that keep pace with technological developments and emerging industry standards. Any failure to do this will limit the market into which we can sell our products and services. We have recently introduced new software products such as Parent Patrol™ and are pursuing the development of others. These products have not yet achieved market acceptance, and the sales cycle for these products are longer than our other products and services, ranging from 12 to 24 months. With our increasing focus on sales of our Patrol Suite of products to carriers, our ability to achieve significant revenue growth may depend increasingly on the acceptance of these products and related services. Further, customers are always looking for the most advanced technology available, within certain price ranges. To the extent that competitors can offer more advanced technology within a given price range our sales would be adversely affected. Further, customer technology upgrades can lead to sometimes lengthy delays in orders for our products until their system upgrades are complete and they are in a position to have our products installed as part of their new systems.
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
Many of our telecommunications customers involve credit risks for us
Many of our customers present potential credit risks, and we are dependent on a small number of major customers. The majority of our customers are in the telecommunication services industry and government sector, or are in the early stages of development when financial resources may be limited. Five customers represented 40% of our gross trade receivables balance as of December 31, 2006. Because we depend on a small number of major customers, and many of our customers present potential credit risks for different reasons, our results of operations could be adversely affected by non-payment or slow-payment of receivables. For a more detailed discussion of doubtful accounts please read the section labeled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Bad Debts.” Several of our international customers have negotiated extended payment terms, further separating the time payment is received from when costs are incurred.
We are increasingly subject to the risks and costs of international sales, and failure to manage these risks would have an adverse effect on us
A substantial portion of our revenues are derived from international sales and are therefore subject to the risks of conducting business overseas, including the general economic conditions in each country, the overlap of different tax structures, the difficulty in managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, foreign currency translations and longer payment cycles. We derived approximately $1.7 million, or 55% of our total revenue and $3.0 million, or 45% from customers outside of the United States for the three months ended December 31, 2006 and 2005, respectively. We derived $3.6 million or 58% of total revenue and $8.2 million or 61% of total revenue from customers outside of the United States for the six months ended December 31, 2006 and 2005, respectively. To the extent that we have increased our international revenue sources over the last three years, the impact of the risks related to international sales could have an increasingly larger effect on our financial condition as a whole.
Failure to manage risks of potential acquisitions would have an adverse effect on us
We have completed three significant acquisitions over the past three years and pursuing additional acquisitions to expand our product line remains part of our growth plan. However, acquisitions involve a number of potential adverse consequences. In particular, failure to identify or evaluate risks such as possible loss of major customers, or inability to correctly evaluate costs of combining businesses or technologies have in the past and could cost us in the future significant resources, dilution to our stockholders or loss of valuable time. In addition, recent acquisitions have included expenses associated with in process research and development and require us to absorb the cost of completion of ongoing product development. Failure to complete product development on time and within projected cost estimates would have an adverse affect on operating results and potentially decrease the value of the acquisition. Acquisitions may require additional financing and the additional financing may not be available or may not be available on terms acceptable to us.
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
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk related to any borrowings under our line of credit. As of December 31, 2006, borrowings outstanding under our line of credit were zero. Our market risk sensitive instruments do not expose us to material market risk exposures. An increase or decrease of 1% would not impact our interest expense based on our borrowings as of December 31, 2006.
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
PART II: OTHER INFORMATION
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On December 1, 2006, the Registrant held it 2006 Annual Meeting of Stockholders. A vote was held for the election of Directors and the stockholders re-elected Directors Harry M. Linowes and Gilbert A. Wetzel. Both are Class I directors and their terms will expire at the 2009 Annual meeting. The stockholders also took the following action at the 2006 Annual Meeting:
To approve the proposal to ratify the selection of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending June 30, 2007.

Votes For: 14,639,103	Votes Against: 749,222	Abstain: 68,861	Broker Non-Votes: 0
ITEM 6 EXHIBITS
(a) Exhibits

Exhibit 10.1*	2007 Incentive Compensation Plan †
Exhibit 10.2*	Employment Agreement, dated as of the 1st day of December 2006, by and between ACE*COMM Corporation and George T. Jimenez †
Exhibit 10.3*	Employment Agreement, dated as of the 1st day of December 2006, by and between ACE*COMM Corporation and Steven R. Delmar †
Exhibit 10.4*	Employment Agreement, dated as of the 1st day of December 2006, by and between ACE*COMM Corporation and Christopher C. Couch †
Exhibit 31.1	Certification of Chief Executive Officer
Exhibit 31.2	Certification of Chief Financial Officer
Exhibit 32	Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE*COMM CORPORATION
February 14, 2007	By	/s/ George T. Jimenez
George T. Jimenez
Chief Executive Officer

/s/ Steven R. Delmar
Steven R. Delmar
Chief Financial Officer (Principal Financial Officer)