Form 10-Q
period 2007-03-31
ACE COMM CORP
filed 2007-05-15
CIK 1017526

As filed with the Securities and Exchange Commission on May 15, 2007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☑
The number of shares of Common Stock outstanding as of May 11, 2007 was 18,623,449.

ACE*COMM CORPORATION
INDEX

Part I — Financial Information

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and June 30, 2006	3

Consolidated Statements of Operations (Unaudited) for the three and nine months ended March 31, 2007 and 2006	4

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2007 and 2006	5

Consolidated Statements of Stockholders’ Equity for the nine months ended March 31, 2007 and the year ended June 30, 2006	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2 Management’s Discussion and Analysis of Results of Operations and Financial Condition	14

Item 3 Quantitative and Qualitative Disclosures about Market Risk	26

Item 4 Controls and Procedures	26

Part II — Other Information

Item 1A Risk Factors	27

Item 6 Exhibits	27

Signatures

Certifications

PART I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
ACE*COMM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	March 31,	June 30,
	2007	2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$902	$946
Accounts receivable, net	4,379	10,981
Inventories, net	904	838
Deferred contract costs	—	18
Prepaid expenses and other	551	571

Total current assets	6,736	13,354
Property and equipment, net	763	787
Goodwill	386	522
Acquired intangibles, net	620	1,041
Other non-current assets, net	342	657

Total assets	$8,847	$16,361

Liabilities and Stockholders’ Equity

Current liabilities:
Borrowings	$1,197	$2,970
Accounts payable	770	1,114
Accrued expenses	1,404	1,661
Accrued compensation	719	885
Deferred revenue	4,327	3,617

Total current liabilities	8,417	10,247
Long-term notes payable	—	17

Total liabilities	8,417	10,264

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 45,000,000 shares authorized, 18,615,350 and 17,788,032 shares issued and outstanding	186	178
Additional paid-in capital	37,405	35,257
Other accumulated comprehensive loss	(27)	(91)
Accumulated deficit	(37,134)	(29,247)

Total stockholders’ equity	430	6,097

Total liabilities and stockholders’ equity	$8,847	$16,361

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Licenses and hardware	$845	$3,509	$2,308	$10,161
Services	2,261	3,194	6,966	9,966

Total revenue	3,106	6,703	9,274	20,127

Cost of licenses and hardware revenue	625	323	1,430	1,805
Cost of services revenue	1,929	1,972	5,430	5,272

Total cost of revenue	2,554	2,295	6,860	7,077

Gross profit	552	4,408	2,414	13,050
Selling, general, and administrative	2,752	3,080	8,314	9,237
Research and development	398	872	1,854	2,826

Income (loss) from operations	(2,598)	456	(7,754)	987
Interest expense	6	91	132	174

Income (loss) before income taxes	(2,604)	365	(7,886)	813
Income tax expense	—	—	1	1

Net income (loss)	$(2,604)	$365	$(7,887)	$812

Basic net income (loss) per share	$(0.14)	$0.02	$(0.44)	$0.05

Diluted net income (loss) per share	$(0.14)	$0.02	$(0.44)	$0.05

Shares used in computing net income (loss) per share:
Basic	17,996	16,889	17,813	16,838

Diluted	17,996	17,679	17,813	17,351

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(7,887)	$812
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,133	1,058
Provision for doubtful accounts	12	107
Restricted stock compensation expense	65	42
Stock option and employee stock purchase plan compensation expense	145	78
Changes in operating assets and liabilities:
Accounts receivable	6,590	(2,643)
Inventories, net	(66)	(20)
Prepaid expenses and other assets	20	(52)
Deferred contract costs	18	67
Accounts payable	(344)	(440)
Accrued liabilities	(378)	(666)
Deferred revenue	710	246

Net cash provided by (used in) operating activities	18	(1,411)

Cash flows from investing activities:
Purchases of property and equipment	(291)	(507)
Purchases of other non-current assets	12	(338)
Purchase of software license	(94)	—

Net cash used in investing activities	(373)	(845)

Cash flows from financing activities:
Net borrowings on line of credit	(1,410)	200
Other notes payable	(17)	(38)
Proceeds from exercise of stock warrants	1,599	—
Proceeds from employee stock purchase plan and exercise of stock options	60	488

Net cash used in financing activities	232	650

Net decrease in cash and cash equivalents	(123)	(1,606)
Effect of exchange rate change on cash	79	(92)
Cash and cash equivalents at beginning of period	946	2,683

Cash and cash equivalents at end of period	$902	$985

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$142	$154
Cash paid during the period for income taxes	$2	$1

Supplemental disclosure of non-cash investing and financing activities:
Settlement of 2helix notes payable	$289	$—
Issuance of common stock in connection with software purchase	$—	$791
Return of common stock in connection with the 2helix re-negotiation	$—	$1,521
Reduction of notes payable and accrued interest in connection with the 2helix Re-negotiation	$—	$356
Issuance of common stock related to the grant of restricted stock	$—	$349
The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
			Additional	Other
			Paid-In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance, June 30, 2005	16,694	$167	$34,808	$(32)	$(29,566)	$5,377
Exercise of common stock options	331	3	585	—	—	588
Employee stock purchase plan	30	—	64	—	—	64
Stock option compensation expense	—	—	99	—	—	99
Foreign currency translation	—	—	—	(59)	—	(59)
Exercise of warrants	152	2	352	—	—	354
Purchase of software license	326	3	787	—	—	790
Issuance of restricted stock	137	2	82	—	—	84
2helix re-negotiation	118	1	(1,520)	—	—	(1,519)
Net income	—	—	—	—	319	319

Balance, June 30, 2006	17,788	178	35,257	(91)	(29,247)	6,097
Exercise of common stock options	14	—	18	—	—	18
Employee stock purchase plan	26	—	60	—	—	60
Stock option compensation expense	—	—	126	—	—	126
Foreign currency translation	—	—	—	64	—	64
Exercise of warrants	688	7	1,592	—	—	1,599
2helix notes payable settlement	139	2	287	—	—	289
Issuance of restricted stock	(40)	(1)	65	—	—	64
Net loss	—	—	—	—	(7,887)	(7,887)

Balance, March 31, 2007	18,615	$186	$37,405	$(27)	$(37,134)	$430

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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Liquidity and Capital Resources
The Company incurred a net loss during the nine months ended March 31, 2007, of $7.9 million and had net cash provided by operations of $18 thousand. The Company had cash and cash equivalents available at March 31, 2007, totaling $0.9 million.
Management believes that the net loss results from a downturn in operations due primarily to delays in receipt of additional work on various large contracts and market conditions which have slowed the receipt of new orders. During the three and nine months ended March 31, 2007, we experienced a significant decrease in revenues when compared to the comparable periods in the prior fiscal year. This decrease resulted in a loss for the quarter, compared to net income in the same quarter last year and significant losses for the nine months when compared to the same nine months last year.
On-going projects with Telecom Egypt and the U.S. Air Force continued to experience delays. These delays were not due to any performance issues on the part of the Company, instead reflecting changes in customer implementation schedules over which the Company has no control. However, these delays will delay the revenue associated with these contracts contained in the backlog of the Company and could delay future orders from these customers.
Due to the continuing losses the Company reduced operating expenses in April 2007 by approximately $3.0 million per annum primarily through a reduction in personnel and personnel related costs. If necessary, the Company will reduce variable operating and other expenses, curtail certain of its operations and take other actions it believes will preserve cash.
Management believes that it currently does not have sufficient cash on hand and funds available from the collection of outstanding accounts receivable or receipt of new contracts to support our working capital requirements for the next twelve months. We are currently in violation of our minimum net tangible worth covenant with our bank and have requested a waiver. If we do not receive a waiver we will not be able to continue borrowing funds from our bank. We have signed a term sheet for a convertible debt financing with investors, and are looking to complete that financing over the next few weeks. There are no assurances that the financing will be completed or that a waiver will be granted from our bank. Failure to obtain additional funding in the short term would have a material adverse effect on the Company, would necessitate drastic decreases in expenses and would make it difficult for the Company to continue its business as a going concern.
See the discussion in Management’s Discussion and Analysis for additional details concerning our liquidity position, our lines of credit and amounts available to us under these lines.

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
In situations when our products involve significant modification or customization of software, or when our systems integration and product development are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. Approximately 6% and 10% of our revenues were calculated under this method for the three and nine months ended March 31, 2007. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered as the majority of the hardware is from third parties and the hardware is rarely modified.

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
When our contracts contain extended payment terms, we defer recognition of revenue until amounts become due pursuant to payment schedules and no other uncertainties exist. We correspondingly defer a proportionate amount of contract cost which will be matched against the deferred revenue when recognized. Should management make the determination that previously deferred revenue will not be recognized, the corresponding amount of deferred contract cost will be charged to expense at that time. In accordance with this policy we have no deferred contract costs as of March 31, 2007 and $18 thousand as of March 31, 2006.
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
Cash and cash equivalents
ACE*COMM considers all investments with an original maturity of three months or less to be cash equivalents. Cash held in foreign bank accounts was $363 thousand and $204 thousand at March 31, 2007 and 2006, respectively.
Impairment of Long-Lived Assets
We evaluate the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. We did not record an impairment during the nine months ended March 31, 2007 and 2006, respectively. If we were to adjust our estimate of future cash flows downward in the future, we may be required to record an impairment charge to reduce the carrying value of long-lived and intangible assets.
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

Total comprehensive income (loss) consists of the following (in thousands):

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$(2,604)	$365	$(7,887)	$812
Other comprehensive income (foreign currency translation)	2	9	64	(114)

Total other comprehensive income (loss)	$(2,602)	$374	$(7,823)	$698

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
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of SFAS No. 159 on its consolidated results of operations and financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated results of operations and financial position.
NOTE 3 – ACCOUNTS RECEIVABLE
Accounts receivable consists of the following (in thousands):

	March 31,	June 30,
	2007	2006
Billed receivables	$3,589	$8,517
Unbilled and other receivables	968	2,697
Allowance for doubtful accounts	(178)	(233)

	$4,379	$10,981

Billed
At March 31, 2007, five of our customers, including three international customers, comprised $2.2 million or 61% of the total billed receivables. Two of these five customers have billed receivables totaling $412 thousand that have been outstanding for longer than ninety days. We have billed receivables of $593 thousand outstanding for longer than ninety days. Management believes the outstanding amounts will be collected. International customers have traditionally taken longer to pay than domestic customers.
Unbilled
Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year.
NOTE 4 – INVENTORY
Inventory consists of the following (in thousands):

	March 31,	June 30,
	2007	2006
Inventory	$1,319	$1,196
Allowance for obsolescence	(415)	(358)

	$904	$838

Inventory write-offs were $57 thousand and $0 during the nine months ended March 31, 2007 and 2006, respectively. In September 2005, we purchased a non-exclusive perpetual software license valued at $1.3 million. The cost of the license is being amortized over 36 months beginning in October 2005. The current portion of the license of $490 thousand is included in inventory with the balance of $285 thousand for the license included in other assets. The remaining amounts in inventory include finished goods for data collection devices and spare parts required for maintenance support.
NOTE 5 – STOCKHOLDERS’ EQUITY
During the nine months ended March 31, 2007, the Company issued 26,753 shares of common stock under the Employee Stock Purchase Plan. In addition, the Company issued 42,500 shares as restricted stock grants which vest over four years, of which 2,500 shares were canceled during the nine months ended March 31, 2007. The Company recognized a $15 thousand expense during the nine months ended March 31, 2007, related to these stock grants. The Company also issued 148,667 shares of restricted stock in fiscal year 2006, of which 92,167 shares were canceled including 80,167 shares canceled during the nine months ended March 31, 2007. These grants vest over four years and the Company recognized $49 thousand in expense during the nine months ended March 31, 2007.
During the three months ended March 31, 2007, the Company granted 55,000 stock options under the Amended and Restated Omnibus Stock Plan. The stock options had a fair value of $40 thousand and we recognized an expense of $13 thousand related to these options during the current quarter. The assumptions included in the fair value calculations for the quarter ended March 31, 2007, are expected life of 4.8 years, interest rate of 4.625%, expected volatility of 94% and dividend yield of 0%.
On September 26, 2006, we issued 138,704 shares to settle notes payable to the former 2helix owners that were due on September 30, 2006.
Exercise of Stock Warrants
During the nine months ended March 31, 2007, 687,653 shares of our common stock were purchased for net proceeds of $1.6 million on the exercise of previously issued stock warrants. Stock warrants for the purchase of 1,060,347 shares of our common stock expired on September 2, 2006. At March 31, 2007, there were 500,000 stock warrants outstanding at an exercise price of $3.53 per share which expire April 1, 2010.

NOTE 6 – INCOME TAXES
The Company is in a net operating loss carry forward position. In the event we experience a change in control as defined by the Internal Revenue Service, use of some or all of our net operating loss carry forwards may be limited. The Company has established a full valuation allowance to offset its net deferred tax asset balance.
NOTE 7 – SEGMENT INFORMATION
The Company is managed as one segment and results are measured based on revenue type and not business unit. However, we do not measure operating profit by revenue source. The following table reflects revenues by type and geographic location:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue by Type
Enterprise	$1,058	$3,110	$2,956	$7,390
Network Service Provider (NSP)	1,340	1,611	3,867	7,518
Operations Support Systems (OSS)	708	1,982	2,451	5,219

Total Revenue	$3,106	$6,703	$9,274	$20,127

Revenue by Location
Asia	$793	$876	$1,904	$2,260
North America	1,427	3,490	4,453	9,313
Europe	633	1,406	2,071	5,357
Middle East	253	379	806	2,645
Africa	—	360	—	360
South America	—	192	40	192

Total Revenue	$3,106	$6,703	$9,274	$20,127

During the nine months ended March 31, 2007 and 2006, one customer comprised 9% and 20% of revenue, respectively. Total revenues earned outside of the U.S. represents 58% of total revenue earned for the nine months ended March 31, 2007.

NOTE 8 – EARNINGS PER SHARE (in thousands, except per share amounts)
The following is a reconciliation of the numerators and denominators of basic net income (loss) per common share (“Basic EPS”) and diluted net income (loss) per common share (“Diluted EPS”):

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic EPS:
Net income (loss) — numerator
Net income (loss) available to common shareholders	$(2,604)	$365	$(7,887)	$812
Shares — denominator
Weighted average common shares	17,996	16,889	17,813	16,838

Basic EPS	$(0.14)	$0.02	$(0.44)	$0.05

Diluted EPS:
Net income (loss) — numerator
Net income (loss) available to common shareholders	$(2,604)	$365	$(7,887)	$812
Shares — denominator
Weighted average common shares	17,996	16,889	17,813	16,838
Stock options	—	535	—	420
Restricted stock		127		72
Warrants	—	128	—	21

Total weighted shares and equivalents	17,996	17,679	17,813	17,351

Diluted EPS	$(0.14)	$0.02	$(0.44)	$0.05

Due to the loss incurred during the three and nine months ended March 31, 2007, zero incremental shares related to stock options or warrants are included in the calculation of Diluted EPS because the effect would be anti-dilutive. The total number of potentially dilutive shares not included in the EPS calculation for the three months ended March 31, 2007, due to anti-dilution was 149,542 including 67,795 for stock options, 81,747 for restricted stock and 0 for warrants. The total number of potentially dilutive shares not included in the EPS calculation for the nine months ended March 31, 2007 due to anti-dilution was 254,285 including 180,567 for stock options, 73,718 for restricted stock and 0 for warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company, some or all of which may involve risk and uncertainty. ACE*COMM often introduces a forward-looking statement by such words as “anticipate,” “plan,” “projects,” “continuing,” “ongoing,” “expects,” “management (or the Company) believes,” or “intend.” Investors should not place undue reliance on these forward-looking statements, which involve estimates, assumptions, risks and uncertainties that could cause actual results to vary materially from those expressed in this Report or from those indicated by one or more forward-looking statements. The forward-looking statements speak only as of the date on which they were made, and the Company undertakes no obligation to update any of the forward-looking statements. In evaluating forward-looking statements, the risks and uncertainties investors should specifically consider include, but are not limited to, the Company’s ability to continue borrowing from its bank and raise additional financing, demand levels in the relevant markets for the Company’s products, the ability of the Company’s customers to make timely payment for purchases of its products and services, the risk of additional losses on accounts receivable, success in marketing the Company’s products and services internationally, the effectiveness of cost containment strategies, as well as the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, and in subsequent reports filed with the Securities and Exchange Commission, including the matters set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Additional Factors Affecting Future Operating Results,” as well as other matters presented in this Report.
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
Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During the three months ended March 31, 2007, we had six customers generating $150,000 or more in revenue during the period (“Major Customers”) representing approximately 52% of total revenue. One customer, Impressive Communications, accounted for 14% of reported revenue. During the three months ended March 31, 2006, we had twelve Major Customers representing approximately 71% of total revenue. However, only one customer, Northrop Grumman (28% of revenue), had revenue greater than 10% of reported revenue. The average revenue earned per Major Customer was $268 thousand and $395 thousand, respectively, for the three months ended March 31, 2007 and 2006.
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
We have incurred significant losses in each of our last three quarters and in April 2007 we reduced expenses to more closely align anticipated future revenues with expenses. During the past year we have put more focus on our Patrol Suite of products marketed to carriers on a global basis. The sales cycle for these type sales are longer than our other products and services and range from twelve to twenty four months. We recently announced our first sale to a carrier in North America and have entered into partnership arrangements with Lucent and Verisign to resell our Patrol Suite of products.
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
Even as our newer technologies have been gaining market acceptance, we have experienced some reductions in demand for some of our traditional products due to the continuing changes in the telecommunications industry. We experienced a decline in the number of potential customers for our OSS products and services and a reduction in our existing customer base in the UK as a result of consolidation within the UK service provider market by network providers. Our largest customer in this group completed their service contract with us in the first quarter. This customer accounted for 1% of our consolidated revenues for the nine months ended March 31, 2007 and 5% of our consolidated revenues in fiscal 2006.
During the most recent three quarters we have experienced increased competition and a general delay associated with purchase decisions for our products and services. These factors, coupled with delays in existing contracts, have significantly reduced revenues in the past two quarters. We have implemented additional cost reduction measures which have reduced operating expenses. In the past three quarters total expenses have decreased $2.2 million or 11% over the same three quarters last year, and in April 2007 the Company reduced operating expenses further by approximately $3.0 million per annum. Because of the shortfalls in revenue, we have experienced severe liquidity demands and incurred large losses over the past three quarters.
The Company currently does not have sufficient cash on hand and funds available from the collection of outstanding accounts receivable or receipt of new contracts to support our working capital requirements for the next twelve months. We are currently in violation of our minimum tangible net worth covenant with our bank and have requested a waiver. If we do not receive a waiver we will not be able to continue borrowing funds from our bank. We have signed a term sheet for a convertible debt financing with investors, and are looking to complete that financing over the next few weeks. There are no assurances that the financing will be completed or that a waiver will be granted from our bank. Failure to obtain additional funding in the short term would have a material adverse effect on the Company, would necessitate drastic decreases in expenses and would make it difficult for the Company to continue its business as a going concern.
Recent Developments
NASDAQ Notification
On March 28, 2007, we received a letter from the NASDAQ Stock Market notifying the Company that it is not in compliance with a continuous listing standard for inclusion on the NASDAQ Capital market because pursuant to NASDAQ Market rule 4310(c)(4), the company’s price per share for its common stock had closed below the minimum $1.00 per share requirement for 30 consecutive trading days.
NASDAQ marketplace Rule 4310(c)(8)(D) provide the company 180 days, until September 18, 2007, to regain compliance with NASDAQ’s minimum bid price requirement. In order to regain compliance, the bid price of ACE*COMM’s common stock must close at $1.00 or more per share for at least 10 consecutive trading days prior to September 18, 2007.

Management is considering various alternatives to address compliance with the bid price rule.
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
Warrant Exercises Under Revised Private Placement
As a result of our private placement in March 2005, as re-negotiated in October 2005, we had outstanding warrants to purchase 1.9 million shares at an exercise price of $2.50 per share with a term of six months commencing with effectiveness of the registration statement relating to the share underlying those warrants. The registration statement covering the stock issued to the investors and the shares underlying the warrants was declared effective on March 3, 2006. The warrant holders exercised warrants to purchase 839,653 shares of the 1.9 million shares available at an exercise price of $2.50 per share, and the unexercised warrants expired on September 2, 2006. There remain 500,000 warrants outstanding, at an exercise price of $3.53, until March 2011.
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
In situations when our products involve significant modification or customization of software, or when our systems integration and services are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered. Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis. Approximately 6% and 10% of our revenue for the three and nine months ended March 31, 2007, respectively, was derived from contracts accounted for under the percentage of completion method.
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

Results of Operations
The following table shows the percentage of revenue of certain items from ACE*COMM’s statements of operations:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of revenue	82.2%	34.2%	74.0%	35.2%
Selling, general and administrative expenses	88.6%	46.0%	89.6%	45.9%
Research and development	12.8%	13.0%	20.0%	14.0%

Income (loss) from operations	(83.6)%	6.8%	(83.6)%	4.9%
Interest expense	0.2%	1.4%	1.4%	0.9%

Income (loss) before income taxes	(83.8)%	5.4%	(85.0)%	4.0%
Income tax expense	0.0%	0.0%	0.0%	0.0%

Net income (loss)	(83.8)%	5.4%	(85.0)%	4.0%

Revenues
The following summarizes revenue for the three and nine months ended March 31, 2007 and 2006 (in thousands):

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Licenses and hardware	$845	$3,509	$2,308	$10,161
Services	2,261	3,194	6,966	9,966

Total revenue	$3,106	$6,703	$9,274	$20,127

Total revenues for the three months ended March 31, 2007, were $3.1 million compared to $6.7 million in 2006, reflecting a decrease of $3.6 million or 54%. Total revenues for the nine months ended March 31, 2007 were $9.3 million compared to $20.1 million in 2006, reflecting a decrease of $10.8 million or 54%. Our revenues continue to be significantly affected by the number of large contracts we have at any particular time, and the customer’s schedule for receiving our products and services. In the most recent quarter, we were not able to book new orders on contracts we were pursuing during the quarter, and customer schedules under a few large existing contracts did not allow us to deliver products and record the revenue. Our results from operations were adversely affected, and in the most recent two quarters the effects were significant. This affected our license and hardware revenue and our services revenue, including revenue from sales to enterprises, revenue from sales to network service providers and revenue from sales of Operations Support Systems.
License and hardware revenue decreased by $2.7 million to $0.8 million for the three months ended March 31, 2007, compared to 2006 and by $7.9 million to $2.3 million for the nine months ended March 31, 2007, compared to 2006. The decrease included revenues of $1.4 million from a customer in the Middle East, $3.0 million for a software license related to the Air Force contract, one-time revenue from five customers for software licenses totaling $1.4 million, hardware sales of $0.5 million and a reduction in revenues related to a contract from the Middle East as it nears completion of $0.6 million.
Services revenue decreased by $0.9 million from $3.2 million for the three months ended March 31, 2006, to $2.3 million in 2007 and by $3.0 million from $10.0 million for the nine months ended March 31, 2006 to $7.0 million for the nine months ended March 31, 2007. The majority of this decrease was principally the result of a billing customer in the UK that completed their service contract during the first quarter of fiscal year 2007, which decreased by $0.9 million and decreased revenues from four additional OSS customers. Also, services decreased due to completion of contract and maintenance from one Enterprise customer of $0.9 million. These decreases were not offset by new orders.

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue by Type
Enterprise	$1,058	$3,110	$2,956	$7,390
Network Service Provider (NSP)	1,340	1,611	3,867	7,518
Operations Support Systems (OSS)	708	1,982	2,451	5,219

Total Revenue	$3,106	$6,703	$9,274	$20,127

Revenue from sales to enterprises decreased 65% from $3.1 million for the three months ended March 31, 2006, to $1.1 million for the three months ended March 31, 2007, and 59% from $7.4 million to $3.0 million for the nine months ended March 31, 2007. The decrease includes $0.9 million related to a maintenance and services contract from one customer and $3.0 million from a software license related to the Air Force contract that was not replaced.
Revenue from sales to network service providers decreased 19% from $1.6 million to $1.3 million for the three months ended March 31, 2007, and represented 42% of total revenue and 48% from $7.5 million to $3.9 million for the nine months ended March 31, 2007. The decrease included revenues of $1.4 million from a customer in the Middle East, one-time revenue from three customers for software licenses totaling $0.8 million, hardware sales of $0.5 million and a reduction in revenues related to a contract from the Middle East as it nears completion of $0.6 million.
Revenue from sales of Operations Support Systems decreased 65% from $2.0 million to $0.7 million for the three months ended March 31, 2007, compared to 2006, and 52% from $5.2 million to $2.5 million for the nine months ended March 31, 2007. The decrease in OSS revenue is primarily due to one customer in the UK that completed their service contract during the first quarter of fiscal year 2007 which decreased by $0.9 million and to decreased revenues from four additional OSS customers.
Backlog was $15.3 million as of March 31, 2007, compared to $15.8 million at June 30, 2006. We define backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services to be provided to customers generally within one year. We have experienced fluctuations in our backlog at various times. We anticipate that $3.1 million of the backlog will be recognized during the remainder of fiscal year 2007. Although we believe that our entire backlog consists of firm orders, our backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the contracting process.
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

Cost of revenue totaled $2.6 million and $2.3 million for the three months ended March 31, 2007 and 2006, respectively, representing 82% and 34% of revenues, respectively. Cost of revenue totaled $6.9 million and $7.1 million for the nine months ended March 31, 2007 and 2006, respectively, representing 74% and 35% of revenues, respectively. Because revenues decreased significantly and most of our costs are relatively fixed, cost of revenue as a percentage of revenue increased significantly.
Cost of licenses and hardware revenue was $625 thousand and $323 thousand for the three months ended March 31, 2007 and 2006, respectively, representing 74% and 9% of licenses and hardware revenue, respectively. The increase this quarter is primarily the result of the revenue that includes a higher mix of hardware which has a higher cost of sales. These costs include $110 thousand for labor and $161 thousand for materials costs. Cost of licenses and hardware revenue was $1.4 million and $1.8 million for the nine months ended March 31, 2007 and 2006, respectively, representing 62% and 18% of revenues, respectively. The decrease includes $60 thousand for labor and $374 thousand for materials costs. The percentage of revenues increased because fixed costs are being spread over lower revenues.
Cost of services revenue was $1.9 million and $2.0 million for the three months ended March 31, 2007 and 2006, respectively, representing 85% and 62% of services revenue for those periods, respectively. Cost of services revenue was $5.4 million and $5.3 million for the nine months ended March 31, 2007 and 2006, respectively, representing 77% and 53% of revenues, respectively. Cost of services revenue as a percentage of revenue increased due to the decrease in revenues.
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
SG&A expenses were $2.8 million and $3.1 million for the three months ended March 31, 2007 and 2006, respectively, representing 89% and 46% of total revenues in each period, respectively. SG&A expenses were $8.3 million and $9.2 million for the nine months ended March 31, 2007 and 2006, respectively, representing 90% and 46% of revenues, respectively. Expenses decreased as a result of cost containment measures in our foreign subsidiaries and the percentage increase is due to the decrease in revenues. As a result of the restructuring changes announced in April, SG&A expenses should continue to decrease.
   Research and Development Expenses
Research and development (R&D) expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of our products such as JBill Global and NetPlus and our convergent mediation service delivery platform.
Research and development expenses were $398 thousand and $872 thousand for the three months ended March 31, 2007 and 2006, respectively, and represented 13% of revenues for the three months ended March 31, 2007 and 2006. Research and development expenses were $1.9 million and $2.8 million for the nine months ended March 31, 2007 and 2006, respectively, and represented 20% and 14% of revenues, respectively. The decrease in research and development during the period relates to the reduction in the UK headcount for personnel working on R&D projects associated with JBill and Network Business Intelligence (NBI). These expenses are expected to decrease below the current levels for the remainder of fiscal year 2007 as well as into fiscal year 2008 as we have reduced the personnel engaged in R&D during our cost reduction in April 2007. We are continuing to develop and expand our Patrol Suite, NetPlus and convergent mediation products.

Liquidity and Capital Resources
The cumulative losses in the previous three quarters has created a significant liquidity problem for the Company. We currently do not have sufficient cash resources to fund the Company during the next twelve months. Due to the continuing losses the Company reduced operating expenses in April 2007 by approximately $3.0 million per annum primarily through a reduction in personnel and personnel related costs. If necessary, the Company will reduce variable operating and other expenses, curtail certain of its operations and take other actions it believes will preserve cash. We are currently in violation of our minimum tangible net worth covenant with our bank and have requested a waiver. If we do not receive a waiver we will not be able to continue borrowing funds from our bank. We have signed a term sheet for a convertible debt financing with investors, and are looking to complete that financing over the next few weeks. This financing, or any other financing that may be available to us, is likely to be more expensive than previous financings and there is no assurance that this financing will be closed. There are no assurances that the financing will be completed or that a waiver will be granted from our bank. Failure to obtain additional funding in the short term would have a material adverse effect on the Company, would necessitate drastic decreases in expenses and would make it difficult for the Company to continue its business as a going concern.
Asset and Cash Flow Analysis
We had cash and cash equivalents of $902 thousand and $946 thousand at March 31, 2007, and June 30, 2006, respectively. Cash and cash equivalents decreased by $44 thousand from June 30, 2006, to March 31, 2007, and comprised 10% and 6% of total assets as of March 31, 2007 and June 30, 2006, respectively. The decrease in accounts receivable from $11.0 million at June 30, 2006, to $4.4 million at March 31, 2007, relates primarily to the receipt of $4.7 million from Northrop Grumman and receipts of approximately $2.0 million from other customers. The cash received was used to pay down our borrowings and fund operations. We had borrowings outstanding under our lines of credit of $1.2 million at March 31, 2007, and $2.6 million at June 30, 2006. As a result, working capital decreased $4.8 million from $3.1 million at June 30, 2006 to ($1.7) million at March 31, 2007.
Our cash flow is dependent upon numerous factors, including the timing of customer orders and engagements, and related obligations and payments, market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of changes in the size of our operations and other factors.
Five customers represent 58% of our gross trade receivables balances as of March 31, 2007, and three of these customers are international. At March 31, 2007, approximately 17% of the Company’s billed accounts receivable was older than ninety days compared to 16% at June 30, 2006, and all of the 17% over ninety days at March 31, 2007, are comprised of international customers. We expect that international telecommunication and internet service providers will continue to take longer to make payments than domestic customers. Five customers comprised 61% of our billed accounts receivable at March 31, 2007, and 81% of this balance is current.
Operating activities provided $18 thousand and used $1.4 million in cash during the nine months ended March 31, 2007, and 2006, respectively. The change between periods in cash flows from operating activities is principally due to changes in accounts receivable netted with the change in net loss.
Net cash used for investing activities was $373 thousand and $845 thousand, respectively. Financing activities provided cash of $232 thousand and $650 thousand during the nine months ended March 31, 2007 and 2006, respectively. The cash used during the nine months ended March 31, 2007, included $1.4 million used to pay down the borrowings on the line of credit, offset by $1.6 million provided by the proceeds from exercise of stock warrants.
Cost Containment Program
In April 2007 we initiated a cost reduction which will reduce operating expenses by $3.0 million annually. The cost reductions were achieved primarily through the reduction of employees and contractors and employee related costs such as employee benefits, travel and communications expense. In April 2007 the Company will incur a $305 thousand severance cost associated with the reduction of employees. We plan on monitoring closely our future expenditures and to look for other areas where we can reduce operating expenses. If necessary, the Company will reduce variable operating and other expenses, curtail certain of its operations and take other actions it believes will preserve cash.

Contractual Obligations and Commitments
The following table summarizes contractual obligations and commitments as of March 31, 2007:
Contractual Obligation

		Payments Due by Period
		(amounts in thousands)
		Less than 1
	Total	year	1-3 years	4-5 years	After 5 years
Operating leases	$2,306	$991	$1,005	$310	$—
Other commitments	37	30	7	—	—
Total commitments	$2,343	$1,021	$1,012	$310	$—
We have commercial commitments of two accounts receivable backed lines of credit. Both were renewed simultaneously via separate amended and restated loan and security agreements with our bank on November 14, 2006. There was $1.2 million due on the lines of credit at March 31, 2007, which is discussed more fully in the section entitled Lines of Credit.
We also have issued standby letters of credit for security deposits for office space and to guarantee service contracts as summarized in the following table. The standby letters of credit have a one-year term and renew annually.
Other Commercial Commitments

	Total	Commitment Expiration Per Period (in thousands)
	Amounts	Less than 1			Over 5
	Committed	year	1-3 years	4-5 years	years
Standby Letters of Credit	$345	$345	$—	$—	$—
Under the terms of our corporate headquarters office lease, we maintain a letter of credit under our line of credit with our bank, which names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by us under the lease. The letter of credit currently required under the lease is $103 thousand, and will decrease annually each November through fiscal year 2008. Additionally, under the terms of our Canadian office lease, we maintain another letter of credit under our line of credit with our bank, which also names the landlord as the sole beneficiary and which may be drawn on by the landlord in the event of a monetary default by us under the lease. The letter of credit currently required under the Canadian lease is $88 thousand and will decrease annually beginning in March 2009 and continue through March 2010 and then remain constant until the end of the office lease on February 29, 2012. We also maintain other customer related letters of credit issued by the Bank and secured under our line of credit to support specific terms and conditions of customer orders.
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
Amounts borrowed bear interest at a rate equal to the bank’s prime rate plus 1.75% per annum, charged on the average daily balance of advances outstanding, payable monthly and calculated on a 360 days per year basis. We also pay certain costs and expenses of the bank in administering the line. The receivables comprising the borrowing base must not be more than 90 days aged, must not be in dispute, and must conform to other eligibility requirements. The agreement has a monthly quick ratio covenant which must be complied with on an intra-quarterly basis, and a minimum tangible net worth covenant which must be complied with on a quarterly basis. The agreement also subjects the Company to non-financial covenants, including restrictions over dividends and certain reporting requirements. For the quarter ending March 31, 2007, we were not in compliance with the minimum tangible net worth covenant and we have requested a waiver from the bank. If we do not receive a waiver we will not be able to continue borrowing funds from the bank.

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
ACE*COMM’s obligations under both agreements are secured by a security interest in all of our assets and intellectual property. Advances made to ACE*COMM are payable in full upon demand in the event of default under the agreement. As of March 31, 2007, we had borrowings totaling $1.2 million on the $3.5 million line of credit and no outstanding borrowings on the $1.5 million line of credit. Subject to receipt of the waiver, there was $500 thousand available for additional borrowing based on then-outstanding accounts receivable. As of May 8, 2007, we had borrowings totaling $1.2 million on the lines of credit and if we receive a waiver we still have borrowing availability of $8 thousand under the terms of the lines of credit.
   Liquidity Analysis
At March 31, 2007, we had cash and cash equivalents of $0.9 million. We had outstanding borrowings of $1.2 million as of March 31, 2007, and we had $0.5 million of available borrowing capacity under the line of credit based on the then-outstanding accounts receivable. We are in violation of our minimum tangible net book value and future borrowings will be dependent upon securing a waiver of the covenant and the establishment of new covenants going forward.
We are continuing to manage our expenses to conserve cash and implemented a cost reduction in April 2007. However, because of the shortfalls in revenue, we have experienced increased liquidity demands, and we expect to have continuing pressure on our liquidity unless and until we can increase revenues significantly or increase cash through a financing. We signed a term sheet for a convertible debt financing and expect to close the financing in May 2007. This financing is likely to be significantly more expensive than previous financings and there is no assurance that we will close this financing. Failure to close this financing would have a material adverse effect upon the liquidity of the Company. Management believes that it currently does not have sufficient cash on hand and funds available from the collection of outstanding accounts receivable or the receipt of new contracts to support our working capital requirements for the next twelve months. We have no significant commitments for capital expenditures at March 31, 2007
Risk Factors Affecting Future Operating Results
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

We are experiencing severe liquidity demands as a result of revenue shortfalls
The cumulative losses in the previous three quarters has created a significant liquidity problem for the Company. We currently do not have sufficient cash resources to fund the Company during the next twelve months, despite steps taken by the Company in April 2007 to reduce operating expenses by approximately $3.0 million per annum primarily through a reduction in personnel and personnel related costs. We have signed a term sheet for a convertible debt financing with investors, and are looking to complete that financing over the next few weeks. This financing, or any other financing that may be available to us, is likely to be more expensive than previous financings and there is no assurance that this financing will be closed. There are no assurances that the financing will be completed or that a waiver will be granted from our bank. Failure to obtain additional funding in the short term would have a material adverse effect on the Company, would necessitate drastic decreases in expenses and would make it difficult for the Company to continue its business as a going concern.
We are dependent on our ability to borrow and we are currently in violation of our bank lines of credit
We are currently in violation of our minimum tangible net worth covenant with our bank and have requested a waiver. If we do not receive a waiver we will not be able to continue borrowing funds from our bank. We are dependent on our ability to borrow funds under our lines of credit. Any inability to borrow could have a material adverse effect on the Company. We had outstanding borrowings totaling $1.2 million as of March 31, 2007. However, because of the shortfalls in revenue we were in violation of our minimum tangible net worth covenant and have requested a waiver. We may not be granted a waiver or a waiver may be granted but on terms less favorable to the Company. An inability to borrow, without the Company completing a financing in the short term, would have a material adverse effect on the Company, would necessitate drastic decreases in expenses and would make it difficult for the Company to continue its business as a going concern.
Because of our reliance on significant customers and large orders, failures to obtain a sufficient number of large contracts has had and could continue to have a material adverse effect on our revenues for one or more periods
A significant portion of our revenue comes from large financial commitments by a small number of customers, including both telecommunications carriers and large enterprises. We expect to continue to depend on a limited number of customers in any given period for a significant portion of our revenue and, in turn, to be dependent on their continuing success and positive financial results and condition. These large customers may result from one-time competitive procurements or from repeat purchases from distributors, OEMs or other strategic partners. We may not prevail in one or more of the procurements, and our distributors may increase or suspend purchases of our products and services at any time. If we fail to continue to receive orders from such customers, or if any one or more of these customers suffers a downturn, our financial results will suffer. Our revenues and liquidity also may vary significantly from quarter to quarter based upon the delivery schedules of our large contracts, particularly extensions or delays in the delivery schedule arising from customer decisions or requirements. In the most recent three quarters, we were not able to book some of the larger contracts we were pursuing during the quarter, and customer schedules under large existing contracts did not allow us to deliver products and record the revenue. Our results from operations were adversely affected, and in this most recent nine months, the effects were significant resulting in our having large losses for those quarters.

Our products must be continuously updated to work with changing technology and demand for our products could be impacted by any competitors introducing more advanced technology
To maintain and improve demand for our products, we must continue to develop and introduce value-added, timely and cost effective new products, features and services that keep pace with technological developments and emerging industry standards. Any failure to do this will limit the market into which we can sell our products and services. We have recently introduced new software products such as Parent Patrol™ and are pursuing the development of others. These products have not yet achieved wide spread market acceptance, and the sales cycle for these products are longer than our other products and services, ranging from 12 to 24 months. With our increasing focus on sales of our Patrol Suite of products to carriers, our ability to achieve significant revenue growth may depend increasingly on the acceptance of these products and related services. Further, customers are always looking for the most advanced technology available, within certain price ranges. To the extent that competitors can offer more advanced technology within a given price range our sales would be adversely affected. Further, customer technology upgrades can lead to sometimes lengthy delays in orders for our products until their system upgrades are complete and they are in a position to have our products installed as part of their new systems.
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
Many of our telecommunications customers involve credit risks for us
Many of our customers present potential credit risks, and we are dependent on a small number of major customers. The majority of our customers are in the telecommunication services industry and government sector, or are in the early stages of development when financial resources may be limited. Five customers represented 58% of our gross trade receivables balance as of March 31, 2007. Because we depend on a small number of major customers, and many of our customers present potential credit risks for different reasons, our results of operations could be adversely affected by non-payment or slow-payment of receivables. For a more detailed discussion of doubtful accounts please read the section labeled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Bad Debts.” Several of our international customers have negotiated extended payment terms, further separating the time payment is received from when costs are incurred.

We are increasingly subject to the risks and costs of international sales, and failure to manage these risks would have an adverse effect on us
A substantial portion of our revenues are derived from international sales and are therefore subject to the risks of conducting business overseas, including the general economic conditions in each country, the overlap of different tax structures, the difficulty in managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, foreign currency translations and longer payment cycles. We derived approximately $1.8 million, or 58% of our total revenue and $3.5 million, or 52% from customers outside of the United States for the three months ended March 31, 2007 and 2006, respectively. We derived $5.4 million or 58% of total revenue and $11.7 million or 58% of total revenue from customers outside of the United States for the nine months ended March 31, 2007 and 2006, respectively. To the extent that we have increased our international revenue sources over the last three years, the impact of the risks related to international sales could have an increasingly larger effect on our financial condition as a whole.
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
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk related to any borrowings under our line of credit. As of March 31, 2007, borrowings outstanding under our line of credit were $1.2 million. Our market risk sensitive instruments do not expose us to material market risk exposures. Should interest rates increase or decrease 1%, interest expense would increase or decrease $12 thousand based on our borrowings as of March 31, 2007. We are exposed to foreign currency translation risks, but up to this point, this has been immaterial.
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

PART II: OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006 resulting from the revenue shortfalls and delays in customer schedules under large contracts during fiscal 2007, particularly the risk factors related to our liquidity demands, which have become severe, and our dependence on borrowing, reflecting that we are not in compliance with the minimum tangible net worth covenant under our line of credit with our bank and that we may not be able to borrow unless our request for a waiver is granted. See the discussion under the caption “Risk Factors Affecting Future Operating Results.”
ITEM 6                                 EXHIBITS
(a) Exhibits

Exhibit 3.1	Articles of Amendment and Restatement dated August 19, 1996 (Incorporated by reference to the identically numbered exhibit filed as an exhibit to our Registration Statement on Form S-1, File No. 333-25439).

Exhibit 3.2	Bylaws of ACE*COMM as amended and restated dated October 23, 2003 (Incorporated by reference to the identically numbered exhibit filed as an exhibit to our Form 10-Q, filed November 14, 2003).

Exhibit 4.1	Form of Specimen of Common Stock Certificate (Incorporated by reference to the identically numbered exhibit filed as an exhibit to our Registration Statement on Form S-1, File No. 333-25439).

Exhibit 31.1	Certification of Chief Executive Officer*

Exhibit 31.2	Certification of Chief Financial Officer*

Exhibit 32	Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE*COMM CORPORATION

May 15, 2007	By	/s/Jim Greenwell

Jim Greenwell
Chief Executive Officer
(Principal Executive Officer)

/s/Steven R. Delmar

Steven R. Delmar
Chief Financial Officer
(Principal Financial Officer)