Form 10-K
period 2007-06-30
ACE COMM CORP
filed 2007-09-28
CIK 1017526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-21059
ACE*COMM CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1283030 (I.R.S. Employer I.D. No.)

704 Quince Orchard Road Gaithersburg, Maryland 20878 (Address of principal executive offices)	20878 (Zip Code)
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
YES ☐    NO ☑
As of December 31, 2006, the aggregate market value of the Common Stock held by non-affiliates of the registrant (i.e. persons who are not directors, officers or affiliated therewith) was approximately $19.6 million (15,661,032 shares of Common Stock at a closing price on the Nasdaq National Market of $1.25 on such date). Outstanding as of September 21, 2007 were 19,035,123 shares of Common Stock. On September 17, 2007, our common stock ceased trading on the Nasdaq Capital Market and began trading on the OTC. On September 21, 2007, the closing price of our common stock on the OTC was $0.46 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of ACE*COMM’s Proxy Statement for the 2007 annual meeting of shareholders, a definitive copy of which will be filed with the SEC within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

ACE*COMM Corporation
Form 10-K
Year Ended June 30, 2007

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
FORWARD LOOKING STATEMENTS
This annual report on Form 10-K and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forwarding-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These forward-looking statements relate to future events or the future financial performance of ACE*COMM (as defined below), some or all of which may involve risk and uncertainty. ACE*COMM often introduces a forward-looking statement by such words as “anticipate,” “plan,” “projects,” “continuing,” “ongoing,” “expects,” “management (or ACE*COMM) believes,” or “intend.” Investors should not place undue reliance on these forward-looking statements, which involve estimates, assumptions, risks and uncertainties that could cause actual results to vary materially from those expressed in this Report or from those indicated by one or more forward-looking statements. The forward-looking statements speak only as of the date on which they were made and ACE*COMM undertakes no obligation to update any of the forward-looking statements. In evaluating forward-looking statements, the risks and uncertainties investors should specifically consider include, but are not limited to, demand levels in the relevant markets for ACE*COMM’s products, the ability of ACE*COMM’s customers to make timely payment for purchases of its products and services, the risk of additional losses on accounts receivable, success in marketing ACE*COMM’s products and services internationally, the effectiveness of cost containment strategies, as well as the various factors identified in this annual report on Form 10-K which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in “Business — Backlog,” “Business — Proprietary Rights and Licenses,” “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors Affecting Future Operating Results.” Investors should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date in which they are made and ACE*COMM undertakes no obligation to update any forward-looking statements.

PART I
ITEM 1. BUSINESS
General
ACE*COMM is a global provider of advanced operations support systems (OSS) and mobile applications for telecommunications service providers and enterprises. ACE*COMM’s advanced OSS solutions are applicable to a range of legacy through next-generation networks that include wired, wireless, voice, data, multimedia and Internet communications networks. Network operators use them for revenue management, cost reduction, improved operational efficiency, acceleration of time-to-market for new services, and more effective customer care. ACE*COMM’s mobile applications provide mobile service providers with award-winning, in-demand consumer-oriented services to help them achieve and sustain market share, generate new revenue and position themselves as market innovators.
Over 300 customers, spanning over 4,000 installations in 70 countries worldwide, have deployed ACE*COMM solutions.
ACE*COMM’s products straddle two markets: enterprises (including government agencies) and telecom service providers. During the past two years, we expanded our product portfolio to include development of value-added services and network business intelligence solutions for carriers and enterprises. As a result, our product offerings have expanded from back office support applications to customer-facing, value-added services such as Parent Patrol® and Market Maker™. The value-added services market gives us the potential for recurring revenues based upon new business models involving license fees and per subscriber revenue sharing. Deployment of our scalable platform by customers in this area allows us to layer on additional products and service modules to the applications already deployed by customers. We believe that this focus on value-added services and network business intelligence solutions and the platform which supports our Parent Patrol® and other products are important to our growth prospects.
Our heritage and core expertise are built around our knowledge of complex and evolving telecommunications networks and protocols, ranging from the legacy circuit-switched networks to the latest IP and next-generation networks. We provide products and solutions that make these networks and the businesses they support work together and offer knowledge and control over multiple aspects of the networks. Our products and solutions include:
Advanced OSS for Carriers and Others
Our new OpenARMS™, an Advanced Revenue Management solution for telecommunications service providers. OpenARMS™ uses open source components that complement open orchestration and processing products from ACE*COMM’s current portfolio and are integrated using a fully extensible service-oriented architecture (SOA). The solution is designed to satisfy demands of multi-media service providers with diverse order, product, contract and customer relationship management needs as well as billing, invoicing, and settlement needs at a fraction of the price of traditional proprietary solutions. OpenARMS™ can be back-fitted into traditional carrier environments as the carriers reach out to customers with multi services offerings.
Our N*VISION®2 (NV2) platform uses advanced technologies and techniques to control, moderate, and facilitate the interactive communication between multiple network technologies and software support systems. This product was designed to offer additional functionality without sacrificing support for critical legacy network and infrastructure investments. NV2 products include Data Collection, Activation Gateway, Intelligent Charging, and Advanced Mediation.
We offer a suite of integrated network business intelligence solutions (NBI), including products for market visualization, revenue assurance, network asset assurance, data quality management, and performance management. Market Maker™ is a network and market visualization tool for cable operators and GSM operators that will enable these operators to correlate data from across their operations and to visualize their market, network, and services.

     Enterprise OSS/TMS for Private Networks and Enterprises
ACE*COMM’s NetPlus® product takes our enterprise telemanagement solutions to a new level - EOSS (enterprise operations support system). It is ideal for deployment in the federal government environment and our largest customers include departments of the DoD. NetPlus® EOSS manages enterprise communications as an integral part of the business: a sophisticated platform that measures usage, maps transactions to business processes, reduces telecom costs, and enhances functions such as troubleshooting and capacity planning.
     Patrol Suite (Value-added Services)
ACE*COMM’s Patrol Suite of products support personalized policy-based controls of mobile communications for end users and enterprises built on ACE*COMM’s Convergent Mediation™ service delivery platform (SDP). Applications include:
•	The core application, Parent Patrol®, which provides a simple Web interface for parents to manage their children’s phone usage. New content filtering capabilities provide a consistent way for even non-technical computer users to manage not only voice calls and messaging services, but also prevent access to inappropriate material. The Patrol Suite is designed to be offered by mobile service providers as part of their subscriber service plans. The products are optimized for Voice-over-IP (VoIP), 3G, and IP data transmission.

•	Enterprise Patrol™, which allows enterprise communications managers to specify, monitor and enforce appropriate-use policies of company-owned mobile phones. Policies may be personalized for individuals or groups to control credits, time of day, the type of service used, specific telephone numbers, and classification of appropriate content.

•	Plan Patrol™, which provides spending controls for subscribers to ensure that phone usage does not result in unexpected charges. Users may define usage and monetary limits for voice, messaging and data services, and warns when the user is approaching or has exceeded the included-minutes limit. It also generates a warning when the phone is being used to call outside of the service plan’s low-rate or free off-peak timeframes.

•	Content Patrol™, which provides content filtering controls for browsing and content download services. Content Patrol™ may be packaged with other Patrol Suite applications to provide personalized content filters, or may be deployed as its own service to provide network-wide controls. Content Patrol™ provides a rich set of Content Classification algorithms to ensure that subscribers have access only to the content that has been identified as appropriate for their profile.
Strategy
Focus on Business Fundamentals
In the fourth quarter of 2007, we reorganized our business around a basic strategy of (1) returning our core businesses of Advanced OSS, Enterprise OSS and Billing to profitability and (2) continued investing in our Value-Added Services which we believe is a growth opportunity for the company. Additionally, this past year we continued to focus on developing and launching new products and expand existing product capabilities to leverage our technologies and expertise to open new revenue opportunities:
•	Parent Patrol®. We continued development of our Parent Patrol® and related suite of products. We expanded our content filtering capabilities for Parent Patrol®, providing controls that allow parents to curb children’s exposure to unsuitable mobile Web content. Enterprise Patrol™, a service that mobile operators can offer enterprise communications managers to manage use of company-owned mobile phones, was also enhanced and upgraded.

•	We announced the launch of OpenARMS™, an Advanced Revenue Management solution for telecommunications service providers. The solution is designed to satisfy a new breed of multi-media service providers with diverse order, product, contract and customer relationship management needs as well as billing, invoicing, and settlement needs, at a fraction of the price of traditional proprietary solutions.
New and Expanded Partnerships and Customer Relationships
During the past fiscal year, we continued to build on our technology partnerships and our base of industry-leading customers in both the carrier and enterprise OSS sectors:
•	Parent Patrol®. We are actively engaged in the sales process with our partnerships with both Alcatel-Lucent and VeriSign. Alcatel-Lucent is to integrate ACE*COMM technology into their mobile services offerings directed at enabling global wireless carriers to offer their customers parental control of their mobile services. The solution consists of Alcatel-Lucent’s SurePay® real-time rating and charging solution and ACE*COMM’S Parent Patrol® software, which provides configurable child-profile management when it interoperates with the SurePay® solution’s policy management function. The partnership is expected to involve joint marketing by Alcatel-Lucent and us to carriers that buy other Lucent and ACE*COMM products. Similarly, the VeriSign partnership has enabled ACE*COMM deeper penetration and scale into the mobile space. We are leveraging VeriSign’s large customer base and sales personnel around the world to actively pursue Parent Patrol® opportunities.

We signed multiple contracts with North American wireless service providers for the deployment of Parent Patrol®, Enterprise Patrol™ and Content Patrol™ during the year. Most of these operators are scheduled to make these services available to their subscribers before the end of calendar 2007.

•	Market Maker™ technology partnership. We announced a technology partnership with Experian, a global leader in consumer-level information, to supply new demographic data capabilities for our Market Maker™ market visualization tool.

•	Advanced OSS. The company signed a $2.6 million contract with mBlox to deploy our OpenARMS™ solution. This is a significant first step to expanding our presence in the revenue management space of mobility players.

•	Enterprise OSS. We continued to work under our major contract with the U.S. Air Force to provide our NetPlus® telecommunications management system (TMS) for a global TMS deployment program. Under the present Department of Defense plan, the program will encompass more than 100 installations and is expected to total in excess of $22 million of our products and services over its lifespan. The deployment phase of the contract is expected to begin in November 2007.
Focus on New Technologies and Continued Sales in Existing Markets
ACE*COMM’s strategy is to emphasize growth in new areas, generally where we have introduced new products and services such as Parent Patrol® and other value-added services, while maintaining or building on our current market position in existing areas with the addition of new products and new customers. This strategy includes the following:
•	Penetrate carrier market with new value-added services. We believe we have attractive value-added services to offer to carriers, either directly or through our strategic relationships with VeriSign and Alcatel-Lucent, and intend to pursue growth in this new area of our business. We are also continuing to add applications as we seek to define customer demand in this area, such as the content filtering capabilities for Parent Patrol®, providing controls that allow parents to curb children’s exposure to unsuitable mobile Web content, and the new Enterprise Patrol™, which will enable enterprise communications managers to manage use of company-owned mobile phones. We believe the recent announcement by AT&T offering their version of parental controls will increase demand.

•	Continue to feature advanced OSS applications. This area of the market continues to demand new products and features, and we are seeking to maintain or increase our market share by introducing new generations of our products with additional features and capabilities. This past year we introduced the OpenARMS™ solution that has strong growth potential for the company.

•	Promote our enhanced product portfolio. We continue to receive interest in our network business intelligence solutions for telecom service providers and enterprises. This solution has also been attractive to potential customers as part of a comprehensive solution integrating several of our products

•	Continue to seek and perform under contracts with major customers. Our business has been dependent for several years on large procurements by major customers. A significant portion of our revenues for the most recent fiscal year came from our major contract with the U.S. Air Force to provide our NetPlus® telecommunications management system (TMS) for a global TMS deployment program, and that contract accounts for a significant portion of our present backlog. We continue to expect to devote significant effort during the current fiscal year to delivering products and services and supporting our customers under this and other major contracts, while seeking additional such contracts, in Enterprise OSS, Advanced OSS and other areas.

•	Continue to look for synergistic products to broaden product offerings. We believe that there still are technologies currently available on the market that can expedite our product development and expand our offerings. We will continue to look for prudent licensing or partnership opportunities designed to help us enhance our technological standing and capabilities.
Industry Background
Today, service providers are facing ever-intensifying challenges as rate plans and services become more complex, subscribers switch plans frequently, and customer acquisition costs escalate. As basic services commoditize, service providers are continually seeking service differentiators to attract and retain customers and mitigate margin compression.
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
Tier 1
Our Network Business Intelligence suite of products and underlying application platform collects, correlates, and transforms disparate data into actionable business information for operators to increase revenues, improve operating margins, and enhance utilization of network assets. Network Business Intelligence builds on our extensive experience in converging information for use by network operators to support business decision-making and better serve their customers. Our Advanced OSS, OpenARMS™ and NV2 platform uses advanced technologies and techniques to control, moderate, and facilitate the interactive communication between multiple network technologies and software support systems, without sacrificing support for critical legacy network and infrastructure investments. Our Patrol Suite products are value-added services that we believe will be attractive to the Tier 1 carriers.
IXPs (Triple and Quad Play Players)
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
Wireless
We provide wireless service providers solutions such as OpenARMS™ and other products for service activation and delivery, rating, advanced mediation, enhanced customer care, and revenue assurance. Our Parent Patrol®, Enterprise Patrol™, and other products in our Patrol Suite offer real-time subscriber services and control capabilities that are optimized for Voice over IP (VoIP), 3G, and IP data transmission.
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
Advanced OSS — N*VISION®2 (NV2)
Our N*VISION®2 (NV2) Advanced OSS platform is the next generation of ACE*COMM’s award winning convergent mediation solution, which has evolved dramatically to meet the demands of carriers’ mediation and collection environments. NV2 uses advanced technologies and techniques to control, moderate, and facilitate the interactive communication between multiple network technologies and software support systems, without sacrificing support for critical legacy network and existing infrastructure investments.
NV2 is the industry’s first “hyperconvergent” platform designed to address service providers’ desires to take advantage of new network technologies without sacrificing existing OSS infrastructure. Hyperconvergence is the rapid and ongoing merger of many different telecommunications components and groups that traditionally have been technologically very different or even incompatible. Many of these components and groups are themselves in a converging state; for example, converging network technologies (GSM, CDMA, IP, PSTN, etc.), converging support systems (post and prepaid billing), and converging markets (telecom, cable, broadband, TV). Hyperconvergence does not respect traditional network boundaries and software applications — its management requires a single control point capable of simultaneous communication with all components within the service provider’s back office, coordinating the flow of business-critical information throughout the enterprise.
Service providers want to tap into new services like MMS, phone-based gaming, IPTV, and VoIP to increase revenues, expand market share, and increase customer loyalty — while still extracting returns on their existing network investments. NV2 was developed with these challenges in mind. Based on core ACE*COMM technology and expertise, the NV2 product suite enables the flow of information in hyperconvergent environments by removing traditional application barriers that delay or even prevent the incorporation of new products and services.
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
Advanced Mediation handles the acquisition, validation, transformation, and transportation of business intelligence data. Advanced Mediation provides a multi-directional routing mechanism by which information acquired may be disseminated throughout the carrier’s enterprise.
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
Network Business Intelligence (NBI) is a suite of products and underlying application platform that collects, correlates, and transforms disparate data into actionable business information for operators to increase revenues, improve operating margins, and enhance utilization of network assets. Our NBI products build on our extensive experience in converging information for use by network operators to support business decision-making and better serve their customers.
These products are employed to collect data from disparate parts of an operator’s network and environment, enable the correlation and analysis of data from many internal and external network sources, and provide tools for the operator to uncover revenue leakage, improve asset deployment, optimize marketing expenditures, facilitate network planning, and provide for the efficient migration of network resources. The NBI products also have the potential to identify where services need to be improved or new services can be introduced.
Our NBI suite now consists of over 30 distinct products that have been deployed for wired, cable, mobile, and data operators. All of the products use our NBI application platform. Key platform applications include solutions for Revenue Assurance, Asset Recovery, Market Optimization, Performance Management, and Data Quality Management.
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

Parent Patrol® is an access control application that provides a simple Web interface for parents to manage their children’s phone usage. New content filtering capabilities provide a consistent way for even non-technical computer users to manage not only voice calls and messaging services, but also prevent access to inappropriate material.
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
Content Patrol™ provides content filters to ensure that subscribers have access only to content that conforms to their cultural, religious or personal definitions of appropriateness.
In addition to these specific applications, the Convergent Mediation™ SDP used for these services can enable service providers to develop and deliver numerous other types of services based on managing mobile phone usage.
Geographic markets
We market and sell all of our solutions into the geographic regions described below.
     Canada and United States
Our corporate headquarters are located in Gaithersburg, Maryland, close to the District of Columbia, and we operate a development office in Montreal, Canada. North American customers include Birch Telecom, Motorola, and Bell Mobility. Our North American enterprise customers include the US government and military organizations and Fortune 500 companies.
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

          Asia Pacific
With over ten years of experience in the region, we have developed a base of customer and partner relationships in Asia Pacific. We are extending our initial focus on the traditional switching sector to address the needs of complex IP and next-generation mediation technologies, as well as mobile customer care and billing technologies. Our systems are installed in Australia, Bhutan, China, Indonesia, Japan, Korea, Malaysia, the Philippines, Singapore, and Taiwan. ACE*COMM maintains a support and development office in Bundall, Australia.
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
Sales and Marketing
We market and sell product-based solutions directly through our sales force. ACE*COMM concentrates its sales efforts on a range of service providers, from small start-ups to large established communication providers that offer voice and data services, including Internet-based services. We complement our direct sales with indirect sales through our strategic alliances with operators, original equipment manufacturers (OEMs), and resellers. These alliance partners give our direct sales force a global reach and provide significant leads and referrals. We believe that alliances with companies that are well known in the industry lend credibility and help to gain additional market acceptance for ACE*COMM products.
We also team with, or serve as the prime contractor, on larger opportunities that require fully integrated solutions from more than one provider. All forms of sales generally require the efforts of an ACE*COMM sales representative.
In support of the worldwide selling efforts, ACE*COMM conducts marketing communications programs intended to position and promote our products within the telecommunications industry. Marketing personnel coordinate participation in industry trade shows, conduct media relations activities with trade and general business publications, publish industry white papers and bylined articles and speak at industry events to promote us and our products, build industry analyst relationships, increase visibility and generate sales leads.
During the past three years, we have derived greater than one-half of our revenues from products delivered or services performed outside of the United States, consistent with our focus on sales opportunities outside of North America. Products delivered or services performed outside of the United States represented approximately 57%, 57% and 69% of total revenues in fiscal years 2007, 2006, and 2005, respectively. See Note 13 of the Notes to Consolidated Financial Statements for a summary of our revenue by geographic area.
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

Customers
Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During 2007, we had 15 major customers, which we define as customers generating $250 thousand or more in revenues during the period and together the major customers represented approximately 69% of total revenues. Our largest customer, Northrop Grumman, the prime contractor on our large U.S. Air Force contract, contributed approximately 10% of total revenues. During 2006, we had 27 major customers, representing approximately 88% of total revenues. Our largest customer, Northrop Grumman, contributed approximately 22% of total revenue. During 2005, we had 21 major customers, and together the major customers represented approximately 81% of total revenues. Our largest three customers during the year ended June 30, 2005, were Siemens AG, Northrop Grumman and Giza Systems. Siemens AG contributed approximately 11% of total revenues, Northrop Grumman contributed approximately 10% of total revenues and Giza Systems contributed approximately 9% of total revenues.
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
Each alliance typically involves a formal agreement between ACE*COMM and a strategic alliance partner, pursuant to which the parties agree that ACE*COMM will develop and sell products for use by the partner, or by its customers who are, in such cases, the end users of our products. Each agreement specifies the terms of the alliance, which may include off-the-shelf products and/or parameters for product development and product specifications, product pricing, the terms of intellectual property ownership, and the responsibilities of each partner for system integration, proposal drafting, sales and marketing. Once the products are developed, the strategic alliance partner will issue specific orders to us from time to time to purchase products, subject to the terms of the overall agreement. The products are generally purchased and paid for by the partner for resale to its customers directly or as part of a larger system installation. Sales to a strategic alliance partner may vary from period to period, depending on the timing of orders, which in turn may depend on a number of factors, including the completion of our product development, the partner’s marketing and sales efforts to its customers, the timing of orders from the partner’s customers, and various internal financial, strategic and other factors specific to a partner or any of its customers. Accordingly, sales to a partner in one period are not necessarily predictive of sales to the partner in future periods.
We classify our alliances into OEM, Reseller/SI (systems integrator), and Technology categories. The following is a list of our current significant strategic alliances:
OEM
Strategic alliance partners in this category encompass original equipment manufacturers that embed our technologies into their solutions for end users.
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
Resellers and Systems Integrators
Strategic alliance partners in this category encompass leading hardware and software vendors or integrators who are resellers for our products.
     General Dynamics Corporation — As a General Dynamics subcontractor for network management products, we install and support NetPlus® at multiple military facilities.
     Giza Systems — We provide our mediation and OSS solutions to Giza’s customers such as Telecom Egypt and Saudi Telecom. Giza Systems is a leading integrator in the Middle East region.
     Huawei Technologies — We provide our solutions to Huawei to address customers’ OSS requirements. Huawei Technologies is a Chinese high-tech enterprise which specializes in research and development, production and marketing of communications equipment, providing customized network solutions for telecom carriers in optical, fixed, mobile and data communications networks.
     Alcatel-Lucent — We provide our Patrol Suite technology to Alcatel-Lucent to integrate with the former Lucent’s mobile services offerings directed at enabling global wireless carriers to offer their customers parental control of their mobile services. The solution consists of the SurePay® real-time rating and charging solution and ACE*COMM’S Parent Patrol® software, which provides configurable child-profile management when it interoperates with the SurePay® solution’s policy management function. The partnership is expected to involve joint marketing by Alcatel-Lucent and us to carriers that buy other Alcatel-Lucent and ACE*COMM products.
     MOSECO Jordan — Our alliance agreement with MOSECO Jordan covers sales and support activities to address the operations support systems requirements of the Middle East region’s communications service providers.
     Northrop Grumman Corporation — We provide subcontract services for our Convergent Mediation™ platform to Northrop Grumman for the real-time usage data management, warehousing, and analysis requirements of a digital radio service in the United Kingdom. Additionally, we joined Northrop Grumman’s Network Centric Solutions (NETCENTS) team as a subcontractor to support the communications requirements of the U.S. Air Force and other government entities.
     Unisys Corporation — We have an arrangement with Unisys to collectively design and deploy NetPlus® as part of an overall Unisys offering to state government customers. Additionally, we partner with Unisys in Europe for the deployment of our Network Business Intelligence suite of products.
     Verizon - ACE*COMM is a long-time Verizon partner providing its NetPlus® telemanagement system on a sub-contract basis to U.S. government, government agency, and military customers.
     VeriSign - We provide our Patrol Suite technology to VeriSign, which offers our solution as managed-service applications to mobile operators worldwide. With its world-class data centers, international SS7 networks interconnecting the world’s telecom operators, and strong focus on security and controls, VeriSign can offer our solutions to operators looking to reduce start-up times and upfront costs through its managed service offerings.

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
     Veritas — ACE*COMM solutions work with Veritas’ Data Protection and High Availability products.
     Vertel — ACE*COMM solutions work with Vertel’s M*Ware™ development platform. M*Ware™ is a standards-based product specialized to enable rapid development of multi-protocol network applications.

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
     AFCEA — we are a corporate associate member of the Armed Forces Communications and Electronics Association. AFCEA is a non-profit international association that serves as a bridge between government requirements and industry capabilities, representing the top government, industry, and military professionals in the fields of information technology, communications, and intelligence.
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
     NASTD — the Association for Telecommunications Professionals in State Government is a member-driven organization whose purpose is to advance and promote the effective use of telecommunications technology and services to improve the operation of state government.
     NTCA — The National Telecommunications Cooperative Association (NTCA), “the voice of rural telecommunications,” is the premiere non-profit association representing more than 560 small and rural telephone cooperatives and commercial companies. ACE*COMM is an Associate Member.
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
Backlog
We define backlog as signed contracts or purchase orders for delivery of our products generally within the next year. We also include in backlog amounts related to delivered products and services where revenue recognition has been deferred. Our backlog at June 30, 2007, 2006, and 2005 equaled approximately $12.9 million, $15.8 million and $23.1 million, respectively. We estimate that $7.3 million of the backlog at June 30, 2007, will be recognized as revenue during fiscal 2008. Although we believe that our entire backlog consists of firm orders, our backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the delivery of complex systems. Backlog, as defined, does not include contracts that require the further issuance of purchase orders.
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
We believe that our ability to compete in our markets depends in part on a number of competitive factors outside our control, including the ability of others to develop technology that is competitive with our products, the price at which competitors offer comparable products and services, the extent of competitors’ responsiveness to customer needs, and the ability of our competitors to hire, retain and motivate key personnel. We compete with a number of companies that have substantially greater financial, technical, sales and marketing capabilities in addition to other resources, as well as greater name recognition. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than we may. There can be no assurance that our current or potential competitors will not develop products comparable or superior to those developed by us, or adapt more quickly than we do to new technologies, evolving industry trends or changing customer requirements.

In the telecommunications and Internet service provider markets, our current and prospective competitors include:
•	large service providers who develop full-system products internally, tailored to their particular specifications;

•	other companies, such as Comptel Corporation and Openet, that can provide data collection, mediation components, and data storage capabilities;

•	vendors that supply more inclusive products, such as Intec Telecom Systems PLC, and EDB Telesciences;

•	telecommunications equipment manufacturers that provide network products, such as Lucent Technologies Inc., and Ericsson;

•	companies that provide OSS software applications for carriers, such as MetaSolv Software, Inc.;

•	companies that provide billing and customer care applications, such as Amdocs Limited, Convergys, Martin-Dawes, UshaComm, and Portal Software, Inc.;

•	companies that develop custom solutions, such as EDS, Inc. and Computer Sciences Corporation;

•	companies that provide revenue assurance focused solutions such as Azure, cVidya Networks, Inc., and Elron Telesoft;

•	companies that develop service delivery platforms and/or value-added services such as Boston Communications Group, Inc. (bcgi), Redknee, and Comverse; and

•	companies that provide products for enterprise telephony networks, such as Paetec Communications, Inc., Veramark Technologies, Inc., and Unique, and companies that provide products for data networks, such as Remedy Corp. and Computer Associates International, Inc.; and system integrators such as Accenture, Capgemini, Ernst & Young, and KPMG.
Competitive Advantage
We believe that our core competitive advantages are centered on the breadth of our deployment base with over 4,000 network installations worldwide, our customer base, our reputation for reliable, flexible and scalable products, and our introduction of new and leading technologies.
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
For our enterprise OSS and telemanagement solutions, we believe that the competitive advantages of the NetPlus® solution lie in its ability to improve IT operations, achieve significant cost savings by identifying excessive usage patterns or incorrect billing, provide a bridge between older PBX-based voice equipment and newer VoIP-based systems, and provide a significant amount of customization support to enable NetPlus® to interface to existing management and network infrastructure. We also provide highly integrated capabilities across the FCAPS (fault, configuration, accounting, performance, and security management) functionality mapping, but do so from an enterprise perspective.

For Parent Patrol®, we believe our most significant competitive advantages to be centered on its ability to plug seamlessly into existing network infrastructures, and its rapid deployment capabilities, ease of management, and small footprint. Further, as Parent Patrol® is not our core product but rather a particular configuration of our service delivery platform, the same platform can easily be expanded to offer other services with no requirement for additional investments.
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
Research and Product Development
Our research and development efforts are focused on developing new products to meet the growing needs of our customers and on improving existing products by incorporating new features and technologies. However, we believe that the timely development of new products and enhancements is essential to maintaining our competitive position in the marketplace. In our research and development efforts, we work closely with customers, end users and leading technology vendors, in tailoring new features that are subsequently incorporated into future versions of products available to all customers. We continually review opportunities to license technologies from third parties when appropriate based on timing and cost considerations. Research and development expenses for the most recent fiscal year were $2.2 million, or 17% of revenues.
Proprietary Rights and Licenses
We currently hold a patent on our N*USAGE® technology and have an additional patent pending for that technology, as well as have patents pending for our Parent Patrol® product, and rely on a combination of copyright, trademark, contract, and trade secret laws and statutory and/or common law to maintain our proprietary rights to our other products. We believe that patent protection is effective for some product technologies, but because of the rapid pace of technological change in the telecommunication and software industries, patent protection for other products is a less significant factor in our success than the knowledge, ability and experience of our employees, the frequency of product enhancements and the timeliness and quality of support services provided by us.
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

Employees
At June 30, 2007, ACE*COMM employed 91 full and part-time employees. None of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.
Financial Information about Geographic Areas
The financial information about geographic areas required by this section is included in Note 13 to our consolidated financial statements.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
Because of our reliance on significant customers and large orders, failures to obtain a sufficient number of large contracts has had and could continue to have a material adverse effect on our revenues for one or more periods.
A significant portion of our revenue comes from large financial commitments by a small number of customers, including both telecommunications carriers and large enterprises. We expect to continue to depend on a limited number of customers in any given period for a significant portion of our revenue and, in turn, to be dependent on their continuing success and positive financial results and condition. These large customers may result from one-time competitive procurements or from repeat purchases from distributors, OEMs or other strategic partners. We may not prevail in one or more of the procurements, and our distributors may increase or suspend purchases of our products and services at any time. If we fail to continue to receive orders from such customers, or if any one or more of these customers suffers a downturn, our financial results will suffer. Our revenues and liquidity also may vary significantly from quarter to quarter based upon the delivery schedules of our large contracts, particularly extensions or delays in the delivery schedule arising from customer decisions or requirements. In 2007, we were not able to book some of the larger contracts we were pursuing and customer schedules under large existing contracts did not allow us to deliver products and record the revenue. Our results from operations were adversely affected, and in this most recent twelve months, the effects were significant resulting in our having large losses for the year.
We have experienced severe liquidity demands as a result of revenue shortfalls.
The cumulative losses in the previous year created a significant liquidity problem for the Company. In June of 2007 we raised $4.2 million of convertible debt financing that provided working capital and in conjunction with the April 2007 reduction in operating expenses by approximately $3.0 million per annum achieved primarily through a reduction in personnel and personnel related costs, we have reduced our liquidity demands. To avoid future liquidity problems we must increase revenues or we will have to raise additional capital. This financing, or any other financing that may be available to us, is likely to be more expensive than previous financings and there is no assurance that future financings can be closed.
Our products must be continuously updated to work with changing technology and demand for our products could be impacted by any competitors introducing more advanced technology.
To maintain and improve demand for our products, we must continue to develop and introduce value-added, timely and cost effective new products, features and services that keep pace with technological developments and emerging industry standards. Any failure to do this will limit the market into which we can sell our products and services. We have recently introduced new software products such as Parent Patrol® and are pursuing the development of others. These products have not yet achieved wide spread market acceptance, and the sales cycle for these products is longer than our other products and services, ranging from 12 to 24 months. With our increasing focus on sales of our Patrol Suite of products to carriers, our ability to achieve significant revenue growth may depend increasingly on the acceptance of these products and related services. Further, customers are always looking for the most advanced technology available, within certain price ranges. To the extent that competitors can offer more advanced technology within a given price range, our sales would be adversely affected. Further, customer technology upgrades can lead to sometimes lengthy delays in orders for our products until their system upgrades are complete and they are in a position to have our products installed as part of their new systems.

An inability to move to over-the-counter bulletin board, coupled with our recent delisting from the Nasdaq Capital Market could reduce the marketability of our shares and our ability to raise equity capital could be harmed.
Our common stock was recently delisted from the Nasdaq Capital Market. We are currently trading on the “Pink Sheets,” but are also seeking to move to the over-the-counter bulletin board to increase the market for our common stock. If we are unable to move to over-the-counter bulletin board, this could make it more difficult for investors to sell our shares, may cause the price of our common stock to decline to reflect this and may make it more difficult or expensive for us to raise additional equity capital in the future. In addition, since our common stock has been delisted, it comes within the definition of “penny stock” as defined in the Securities Exchange Act of 1934 and is covered by Rule 15g-9 of the Securities Exchange Act of 1934. That rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9’s applicability affects the ability or willingness of broker-dealers to sell our securities, and accordingly affects the ability of stockholders to sell their securities in a public market and limits our ability to raise additional equity capital in the future.
We may be unable to repay the notes issued in our recent private placement unless we raise additional funds or satisfy those notes in shares of common stock.
The $4.2 million of senior secured convertible notes issued to the selling stockholders in our recent private placement must be repaid in cash unless certain conditions exist that allow us to repay such notes in shares of common stock, including that the market price of our common stock is 10% or more above the conversion price and that the stock portion of any repayment not exceed 100% of the daily trading volume of our common stock without consent of the investors. We have only a limited right to defer a specified number of monthly installments. Since the daily trading volume of our common stock has been well below the amount needed to allow us to pay in stock, and since the recent market price of our common stock has been well below the conversion price, our ability to repay the notes will depend upon the willingness of the investors to accept repayment in stock or on our having or raising the cash needed to repay. We cannot assure you that we will have sufficient funds to repay these notes and meet our operating needs.
We may cease to comply with the restrictive financial covenants in our recent private placement.
The notes issued in our recent private placement contain restrictive financial covenants, including requirements to maintain:
•	certain levels of tangible net worth (as described on Schedule 3 to the Notes),

•	certain levels of cash (as described on Schedule 3 to the Notes),

•	certain levels of EBITDA (as described on Schedule 3 to the Notes)

•	quarterly revenues of not less than $3,000,0000 and

•	eligible working capital of not less than $4,200,000.
These financial covenants are more extensive than those in the lines of credit we had in place before this financing, and in the past we have had to request waivers from our lenders to avoid default because of our non-compliance with financial covenants. Any future default, if not cured or waived, could result in the acceleration of all indebtedness outstanding under the notes, and we do not expect to have sufficient funds to make full payment of the principal amount of the notes in the event of acceleration. In addition, our ability to obtain future financing may depend upon our ability to show at that time pro forma compliance with the covenants through the maturity date of the notes. We cannot assure you that we will remain in compliance with the financial covenants.

The anti-dilution rights in our recent private placement may make it difficult for us to raise funds and may result in a significant increase in the number of shares issuable under the notes and warrants.
In the recent private placement we granted the investors an anti-dilution right known as a “ratchet,” under which the note conversion price and warrant exercise price would decrease, and accordingly the number of shares issuable under the notes and warrants would increase, in the event we make subsequent issuances of equity at a price less than the note conversion price and warrant exercise price, unless the anti-dilution provision is waived or modified by the note holders. If the subsequent issuance is at a significantly lower price, the increase in the number of shares could be substantial, causing existing stockholders to suffer significant dilution in ownership interests and voting rights. These provisions also may inhibit our ability to raise additional equity capital while the notes and warrants are outstanding.
Other provisions from our recent private placement could make it more difficult for us to raise financing in the future.
We also agreed in the documents for the recent private placement not to incur any senior debt and not to incur more than $2.5 million of subordinated debt. Further, substantially all of our assets have been pledged to secure certain indebtedness under the notes and we have agreed not to pledge any assets to support other indebtedness. With respect to equity offerings, we have granted the investors a right of first refusal, for as long as the notes are outstanding, to participate in any subsequent equity financing that we conduct. We also have granted an anti-dilution right known as a ratchet, described more fully in the preceding paragraph. Further, we have agreed to use all proceeds of any equity or debt financing to fund an offering to repurchase the notes plus a 25% premium. These provisions may hamper our ability to raise additional capital while the notes are outstanding.
Demand for our Parent Patrol® product has not developed as rapidly as expected and overall demand is still uncertain
We have been projecting for a couple of years a strong growth in the demand for the technology underlying our Parent Patrol® and related products, based upon market research and other factors. However, while the number of contracts for these products is growing, and reports on consumer desires for this capability still show that demand should be increasing, we have not yet seen the revenue growth that we have been expecting. Carriers have been slower to embrace and implement this technology than anticipated, and the increase in interest following AT&T’s introduction of a product in this space may not continue. Since we are continuing to invest in this product line, the demand for this technology is expected to have a significant impact on our results of operations and ability to return to profitability.
The adverse conditions in the telecommunications industry continue despite improvements in the economy and may continue to do so.
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
Unless we continue to maintain existing strategic alliances and develop new ones, our sales will suffer.
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

Many of our telecommunications customers involve credit risks for us.
Many of our customers present potential credit risks, and we are dependent on a small number of major customers. The majority of our customers are in the telecommunication services industry and government sector, or are in the early stages of development when financial resources may be limited. Five customers represented 51% of our gross trade receivables balance as of June 30, 2007. Because we depend on a small number of major customers, and many of our customers present potential credit risks for different reasons, our results of operations could be adversely affected by non-payment or slow-payment of receivables. For a more detailed discussion of doubtful accounts please read the section labeled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Bad Debts.” Several of our international customers have negotiated extended payment terms, further separating the time payment is received from when costs are incurred.
We are increasingly subject to the risks and costs of international sales, and failure to manage these risks would have an adverse effect on us.
A substantial portion of our revenues are derived from international sales and are therefore subject to the risks of conducting business overseas, including the general economic conditions in each country, the overlap of different tax structures, the difficulty in managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, foreign currency translations and longer payment cycles. We derived approximately 57%, 57%, and 69% of our revenue from customers outside of the United States for fiscal years 2007, 2006 and 2005, respectively. To the extent that we have increased our international revenue sources over the last three years, the impact of the risks related to international sales could have an increasingly larger effect on our financial condition as a whole.
Continuing market consolidation may reduce the number of potential customers for our products.
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
Failure to estimate accurately the resources necessary to complete fixed-price contracts would have an adverse effect on our bottom line.
Our failure to accurately estimate the resources required for a project or a failure to complete contractual obligations in a manner consistent with the projected plan may result in lower than expected project margins or project losses, which would negatively impact operating results. Our sales are formalized in agreements that may include customization of the underlying software and services. These agreements require projections related to allocation of employees and other resources. Additionally, we may fix the price of an arrangement before the final requirements are finalized. On occasion, we have, and may be required in the future, to commit unanticipated additional resources to complete projects, and the estimated fixed price may not include this unanticipated increase of resources. If our original projections are not met, project losses may occur that would have a negative impact on our operating results.

Inability to forecast revenue accurately may result in costs that are out of line with revenues, leading either to additional losses or downsizing that may not have been necessary.
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
We may be subject to additional risks
The risks and uncertainties described above are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business operations.
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

	Square		Current
Location	Footage	Lease Expiration	Annual Rent

Gaithersburg, Maryland	24,289	November 30, 2008	$618,000 (subject to annual increases of approximately $17,000 and allocated operating costs each year)

Montreal, Quebec, Canada	6,020	February 29, 2012	$147,000

Leith Edinburgh, Scotland	4,171	January 26, 2010	$125,000

London, England	603	January 31, 2009	$35,000

Bundall, Queensland, Australia	2,119	March 31, 2008	$36,000
ITEM 3. LEGAL PROCEEDINGS
We are not a party to any material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Prices
Our common stock is traded on the Pink Sheets under the symbol “ACEC.PK.”
The following table sets forth for the periods indicated the highest and lowest bid prices at the 4:00 p.m. close for the shares of common stock reported on the Nasdaq Small-Cap Market.

	Year Ended June 30,
	2007		2006
	High	Low	High	Low

1st Quarter	$2.72	$1.81	$2.66	$2.20
2nd Quarter	1.77	0.86	3.14	2.36
3rd Quarter	1.39	0.86	3.62	2.58
4th Quarter	1.17	0.67	2.83	2.55
As of September 21, 2007 the market price of ACE*COMM common stock was $0.46.
Common Stockholders
As of September 21, 2007, there were 19,035,123 common shares outstanding and held by 132 shareholders of record.
Dividends
We have never declared nor paid cash dividends on the Common Stock. ACE*COMM currently intends to retain earnings, if any, to finance the growth and development of our business and does not anticipate paying cash dividends in the foreseeable future. The future payment of cash dividends, if any, is within the discretion of the Board of Directors and will depend on the future earnings, capital requirements, financial condition and future prospects of ACE*COMM and such other factors, as the Board of Directors may deem relevant. Under the term of our notes, ACE*COMM cannot pay or declare dividends without the approval of our investors.
Equity Compensation Plan Information
The following table shows information about the securities authorized for issuance under our equity compensation plans as of June 30, 2007:

(c)
	(a)	(b)	Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	4,420,823	$2.11	1,033,288

Equity compensation plans not approved by security holders	—	—	—

Total	4,420,823	$2.11	1,033,288

Performance Graph
In accordance with current Securities Exchange Act of 1934 regulations, the following performance graph compares the performance of the Company’s Common Stock to the Nasdaq Stock Market Index and to the Nasdaq Telecommunications Index. The graph assumes that the value of the investment in the Company’s Common Stock and each index was $100 at June 30, 2002, and that all dividends were reinvested.
COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
ACE*COMM CORPORATION, NASDAQ COMPOSITE
AND NASDAQ TELECOMMUNICATIONS INDEX
ASSUMES $100 INVESTED ON JUNE 30, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING JUNE 30, 2007

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented below as of June 30 and for each of our fiscal years in the five-year period ended June 30, 2007 are derived from the audited financial statements of ACE*COMM.

	Year Ended June 30,
	2007	2006	2005	2004	2003
	(in thousands except per share data)
Statement of Operations Data:
Revenue	$13,282	$26,671	$19,961	$13,671	$13,794
Gross profit	3,893	16,530	11,012	5,830	6,255
Selling, general and administrative	10,862	12,159	9,774	9,304	7,861
Research and development	2,229	3,866	2,694	1,226	347
In process research and development acquired	—	—	5,118	1,160	—

Net income (loss)	$(9,462)	$319	$(6,462)	$(5,898)	$(1,982)

Net income (loss) per share:
Basic	$(0.53)	$0.02	$(0.44)	$(0.49)	$(0.21)

Diluted	$(0.53)	$0.02	$(0.44)	$(0.49)	$(0.21)

	June 30,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,971	$946	$2,683	$2,881	$1,570
Working capital	945	3,107	653	3,665	3,941
Total assets	10,503	16,361	14,153	10,331	8,244
Long-term liabilities	2,420	17	72	—	—
Total liabilities	9,734	10,264	8,776	4,863	3,419
Stockholders’ equity	769	6,097	5,377	5,468	4,825
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
ACE*COMM derives revenues primarily from the sale of our products, including hardware and software, and related services. ACE*COMM enters into formal arrangements that provide for single or multiple deliverables of hardware, software and services. These arrangements are formalized by either a simple purchase order or by more complex contracts such as development, reseller or master agreements. These arrangements are generally U.S. dollar denominated, but also have international sales whose arrangements are denominated in local currencies, such as the British Pound or the Euro, and can have a contract value ranging to several hundred thousand dollars or more and can vary in length from 30 days to several years, as in the case of master agreements. Agreements spanning several years are normally implemented in smaller statements of work or orders that are typically deliverable within three to twelve months. Our customers, including resellers, do not possess the right of return or exchange.

Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During 2007, we had 15 major customers generating $250 thousand or more in revenue during the year representing approximately 69% of total revenue. During 2006, we had 27 major customers that represented approximately 88% of total revenue. Our largest customer, Northrop Grumman, contributed approximately 10% and 22% of total revenue during the years ended June 30, 2007 and 2006, respectively. During 2005, we had 21 major customers that together represented approximately 81% of total revenue. Our largest three customers during the year ended June 30, 2005, were Siemens AG, Northrop Grumman and Giza Systems. Siemens AG contributed approximately 11% of total revenue, Northrop Grumman contributed approximately 10% of total revenue and Giza Systems contributed approximately 9% of total revenue.
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
We have incurred significant losses in each of our last four quarters and in April 2007, we reduced expenses to more closely align anticipated future revenues with expenses. During the past year, we have put more focus on our Patrol Suite of products marketed to carriers on a global basis. The sales cycles for these types of sales are longer than our other products and services and range from twelve to twenty-four months. We recently announced our first sales to carriers in North America and have entered into partnership arrangement with Alcatel-Lucent and VeriSign to resell our Patrol Suite of products.
This past year we introduced our next generation convergent mediation product OpenARMS™, an Advanced Revenue Management solution for telecommunications service providers. OpenARMS™ uses open source components that complement open orchestration and processing products from ACE*COMM’s current portfolio and are integrated using a fully extensible service-oriented architecture (SOA). The solution is designed to satisfy a new breed of multi-media service providers with diverse order, product, contract and customer relationship management needs as well as billing, invoicing, and settlement needs, at a fraction of the price of traditional proprietary solutions. OpenARMS™ can be back-fitted into traditional carrier environments as the carriers reach out to customers with multi services offerings.
Over the last year, we have focused our sales resources on opportunities for our newest generation of NetPlus® EOSS products. We are focusing our sales activities on pursuing our traditional government markets and are being selective in pursuing large commercial enterprises to expand our NetPlus® customer base.
Even as our newer technologies have been gaining market acceptance, we have experienced some reductions in demand for some of our traditional products due to the continuing changes in the telecommunications industry. We experienced a decline in the number of potential customers for our OSS products and services and a reduction in our existing customer base in the UK as a result of consolidation within the UK service provider market by network providers. Our largest customer in this group completed their service contract with us in the first quarter. This customer accounted for 1% of our consolidated revenue for the year ended June 30, 2007, and 5% of our consolidated revenues in fiscal year 2006.
During the current fiscal year, we have experienced increased competition and a general delay associated with purchase decisions for our products and services. These factors, coupled with delays in existing contracts, have significantly reduced revenues. We have implemented additional cost reduction measures, which have reduced operating expenses. In the past fiscal year, total expenses have decreased $3.7 million or 14% over the prior year. In April 2007, the Company reduced operating expenses further by approximately $3.0 million per annum primarily through a reduction in personnel and personnel related costs. Because of the shortfalls in revenue, we have experienced severe liquidity demands and incurred large losses over the past fiscal year.

We are continuing to manage our costs and have implemented numerous cost reduction measures to keep operating expenses lower than prior years and at a level which addresses our liquidity issues. We believe that these cost reduction measures do not affect our operational capabilities. We have also carried over these cost reduction measures to our acquisitions as part of the continued integration of the acquired companies. During the fourth quarter of 2006, we reduced staff in our UK office as a result of the anticipated loss of a large customer. We are continuing to look for additional areas where we can decrease expenses.
Over the past year, our backlog decreased from $15.8 million to $12.9 million at June 30, 2007 primarily as a result of the completion of a large mediation contract in Asia, the loss of a billing customer and the reduction of the backlog on our large Air Force contract. The significant effort to deliver products and services and supporting our customers under our larger contracts has resulted in increased liquidity demands during the current fiscal year.
Recent Developments
Series A Senior Secured Convertible Note
On June 8, 2007, ACE*COMM Corporation completed a private placement of $4.2 million of senior secured convertible notes, yielding net proceeds to the Company of $3.6 million. The notes are to be repaid over a 3-year period ending June 2010, in equal monthly installments beginning December 30, 2008, 18 months into the term of the notes. Repayment must be in cash or, if the Company’s market price is 10% or more above the conversion price, in shares of the Company’s common stock, valued at the conversion price (or at the market price, in the event of payment of interest in stock). The stock portion of any repayment may not exceed 100% of the daily trading volume of the Company’s common stock without consent of the investors. The Company has a limited right to defer a specified number of monthly installments. The interest rate of 11.25% per annum will be reduced by 1% for every 25% increase in the share price over the life of the loan, but will be re-adjusted in the event of a subsequent share price reduction. The notes are convertible, from time to time, into shares of the Company’s common stock at a fixed conversion price of $0.80 per share, subject to certain adjustments. These adjustments will include an adjustment provision commonly known as a “ratchet,” which automatically lowers the conversion price if subsequent issuances of equity occur at a price below the conversion price, although the agreements prohibit the Company from making such issuances of equity and thereby lowering the conversion price until all necessary shareholder approvals have been obtained. The notes are guaranteed by the Company’s subsidiaries and secured by a pledge of substantially all assets of the Company and its subsidiaries. A fuller description of these notes is set forth below under the “Liquidity and Capital Resources” discussion.
Delisting from Nasdaq Capital Market
The company’s common stock ceased trading on the Nasdaq Capital Market at the opening of business on September 17, 2007. The company’s common stock is trading on the OTC “Pink Sheets” but is expected to become eligible for trading on the OTC Bulletin Board if a market maker makes application to register in and quote the security in accordance with SEC Rule 15c2-11 and such application is cleared. Until such time trading in the common stock may be conducted in the “Pink Sheets.” The company cannot assure that its securities will be eligible to trade on the OTC Bulletin Board.
The delisting followed a series of letters from Nasdaq regarding non-compliance. These included a letter on March 28, 2007 relating to the failure to meet the minimum $1.00 per share requirement for 30 consecutive trading days and a letter received on May 23, 2007 indicating that the company failed to comply with the requirements to have a minimum shareholders’ equity of $2.5 million or $35 million market value of listed securities. We regained compliance with Nasdaq’s minimum bid price requirement, but were out of compliance again by August 10, 2007. The Nasdaq Listing Qualifications staff also agreed to grant us an extension through September 5, 2007 to regain compliance with the minimum shareholders’ equity requirement. On September 6, 2007, we received a delisting letter for failure to come into compliance with that requirement. After discussions with Nasdaq and investors, we did not appeal the Nasdaq Stock Market’s determination to delist the company’s stock from the Nasdaq Capital Market.

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
In situations when our products involve significant modification or customization of software, or when our systems integration and services are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered. Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis. Approximately 10%, 12%, and 3% of our revenue for the fiscal years 2007, 2006 and 2005, respectively, was derived from contracts accounted for under the percentage of completion method.

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
Impairment of Long-Lived Assets
We evaluate the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. We did not record an impairment charge during the years ended June 30, 2007, 2006 and 2005.
Income Taxes
We estimate our tax liability through calculating our current tax liability, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we record on our balance sheet. Management then assesses the likelihood that deferred tax assets will be recovered in future periods. In assessing the need for a valuation allowance against the net deferred tax asset, management considers factors such as future reversals of existing taxable temporary difference, taxable income in prior carryback years, whether carryback is permitted under the tax law, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. To the extent that we cannot conclude that it is more likely than not that the benefit of such assets will be realized, we establish a valuation allowance to reduce their net carrying value.
As we assess the sufficiency of future taxable income and other factors noted above in future periods, our estimate of the required valuation allowance may change, which could have a material impact on the accounting period(s) in which the change occurs.
Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions.

While it is often difficult to predict the final outcome or timing of the resolution of any particular tax matter, we establish reserves at the time we determine it is probable we will be liable to pay additional taxes related to certain matters. These liabilities are recorded in the line item “Accrued Liabilities” in our consolidated balance sheets. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. A number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. Settlement of any particular issue would usually require the use of cash. We recognize favorable resolutions of tax matters for which we have previously established reserves as a reduction to our income tax expense when the amounts involved become known. Due to the significant net operating loss carryforwards available to the Company as of June 30, 2007, no reserves for income taxes have been recorded.
Due to differences between federal or state tax law, and GAAP, certain items are included in the tax return at different times than when these items are reflected in the consolidated financial statements. Therefore, the annual tax rate reflected in our consolidated financial statements is different than that reported in our tax return. Some of these differences are permanent, such as expenses that are not deductible in our tax return. Some differences, such as depreciation expense reverse over time and create deferred tax assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse. Based on the evaluation of all available information, the Company recognizes future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.
We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected operating results, the reversal of existing temporary differences, taxable income in prior carryback years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For our Company, Interpretation No. 48 was effective beginning July 1, 2007, and the cumulative effect adjustment will be recorded in the first quarter of 2007. We believe that the adoption of Interpretation No. 48 will not have a material impact on our consolidated financial statements.

Results of Operations
The following table shows the percentage of revenue of certain items from ACE*COMM’s statements of operations:

	Years Ended June 30,
	2007	2006	2005

Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	70.7%	38.0%	44.8%
Selling, general and administrative	81.8%	45.6%	49.0%
Research and development	16.8%	14.5%	13.5%
In process research and development	0.0%	0.0%	25.6%

Income (loss) from operations	(69.3)%	1.9%	(32.9)%
Net interest expense	1.5%	0.8%	0.3%
Gain from settlement of debt obligation	0.0%	0.0%	1.1%

Income (loss) before income taxes	(70.8)%	1.1%	(32.1)%
Income tax (benefit) provision	0.4%	(0.1)%	0.3%

Net income (loss)	(71.2)%	1.2%	(32.4)%

Revenues
The following summarizes our revenue (in thousands):

	Years Ended June 30,
	2007	2006	2005

Revenue
Licenses and hardware	$3,670	$12,875	$8,734
Services	9,612	13,796	11,227

Total Revenue	$13,282	$26,671	$19,961

Total revenues in 2007 were $13.3 million compared to $26.7 million in 2006 and $20.0 million in 2005. Total revenues decreased $13.4 million or 50% in 2007 and increased $6.7 million or 34% in 2006, as compared to the prior year.
Licenses and hardware revenue decreased by $9.2 million to $3.7 million for the year ended June 30, 2007, compared to 2006. This decrease included revenues of $3.6 million related to the U.S. Air Force contract of which $3.0 million related to a software license, $1.3 million from a customer in the Middle East, one-time revenue from five customers for software licenses totaling $1.4 million, a reduction in revenues related to a contract from the Middle East as it nears completion of $0.8 million and hardware sales of $0.5 million. Licenses and hardware revenue increased by $4.2 million to $12.9 million for the year ended June 30, 2006, when compared to fiscal 2005. This increase was primarily due to revenues of $2.4 million for a software license and hardware related to the U.S. Air Force contract, $1.4 million from five new customers and a software license with one-time revenue of $0.4 million.
Services revenue decreased by $4.2 million to $9.6 million for the fiscal year 2007. The majority of this decrease was the result of two billing customers in the UK that completed their service contracts during fiscal year 2007 which resulted in a decrease of $1.8 million and decreased revenues from two additional OSS customers, totaling $0.6 million. Also, services decreased due to completion of contract and maintenance from one Enterprise customer of $1.0 million and decreased services revenues from the U.S. Air Force contract of $0.9 million. These decreases were not offset by new orders. Services revenue increased by $2.6 million from $11.2 million in fiscal 2005 to $13.8 million in fiscal 2006. The increase was primarily due to revenues of $1.9 million under the U.S. Air Force contract and an increase in maintenance revenue from one of our customers of $0.5 million.

	2007	2006	2005
Revenue by Type
Enterprise	$4,325	$10,179	$6,656
Network Service Provider (NSP)	5,902	10,069	7,554
Operations Support Systems (OSS)	3,055	6,423	5,732
IT and Other	—	—	19

Total Revenue	$13,282	$26,671	$19,961

Revenue from sales to enterprises decreased 58% from $10.2 million to $4.3 million for fiscal year 2007 and represented 32% of total revenue. Revenue decreased primarily due to a decrease in revenues of $4.5 million from the U.S. Air Force contract and $1.0 million related to a maintenance and services contract from one customer that were not replaced. The implementation phase of the U.S. Air Force contract was delayed in 2007 contributing to the decline in revenues. At June 30, 2007, we had approximately $6.4 million in backlog associated with this contract. Revenue from sales to enterprises increased 52% from $6.7 million to $10.2 million during fiscal year 2006, and represented approximately 38% of total revenue. Revenues increased primarily as a result of an increase in revenues of $4.4 million from the U.S. Air Force which was offset by a decrease in purchases from one of our primary customers (U.S. Army) of $0.8 million.
Revenue from sales to network service providers decreased 42% from $10.1 million to $5.9 million for fiscal year 2007 and represented 44% of total revenue. The decrease included revenues of $1.3 million from a customer in the Middle East, one-time revenue from three customers for software licenses totaling $0.8 million, a reduction in revenues related to a contract from the Middle East as it nears completion of $0.8 million and hardware sales of $0.5 million. Revenue from sales to network service providers increased 33% from $7.6 million to $10.1 million for fiscal year 2006 and represented 38% of total revenue. This increase was primarily the result of an increase in revenues in Canada and Africa of $0.7 million generated from two new customers, increase in revenues in Asia and the Middle East from two customers that were new in 2005 of $0.9 million and additional purchases from two existing customers of $0.9 million.
Revenue from sales of Operations Support Systems solutions decreased 52% from $6.4 million to $3.1 million for fiscal year 2007 and represented 23% of total revenue. Revenue decreased primarily due to two customers in the UK that completed their service contracts during fiscal year 2007, which decreased revenues by $1.8 million, one-time revenue from two customers for software licenses totaling $0.6 million being lost and from decreased revenues attributable to two additional OSS customers, totaling $0.6 million. Revenue from sales of Operations Support Systems solutions increased 12% from $5.7 million to $6.4 million during fiscal year 2006 and represents 24% of total revenue. The increase in OSS revenue is primarily due to a software license with one time revenue of $0.4 million and from a new customer generating $0.4 million.
Backlog was $12.9 million, as of June 30, 2007, compared to $15.8 million as of June 30, 2006. We define backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services to be provided to customers generally within one year. In addition, we include in backlog amounts related to delivered products where revenue has been deferred. We estimate that $7.3 million of the backlog at June 30, 2007, will be recognized during fiscal year 2008. Although we believe that our entire backlog consists of firm orders, our backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the contracting process.
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
Cost of revenues were $9.4 million in 2007, $10.1 million in 2006, and $8.9 million in 2005 representing 71%, 38%, and 45% of revenues, respectively. Cost of revenues increased as a percentage of revenue during this past year because revenues decreased significantly while our cost base remained relatively fixed.
Cost of licenses and hardware revenue was $1.9 million in 2007, $3.0 million in 2006, and $3.3 million in 2005, representing 52%, 23%, and 38% of licenses and hardware revenue, respectively. The increase in 2007 results from the significant decrease in revenues. The decrease in the percentage of revenues in 2006 and 2005 was due to lower materials costs associated with hardware revenue and fixed costs being spread over higher revenues.
Cost of services revenue was $7.5 million in 2007, $7.2 million in 2006, and $5.7 million in 2005, representing 78%, 52%, and 51% of services revenue for those years. Cost of services revenue, as a percentage of services revenue, increased from 2006 and 2007 due to the decrease in revenues of $4.2 million.
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
SG&A expenses were $10.9 million in 2007, $12.2 million in 2006, and $9.8 million in 2005, representing 82%, 46%, and 49%, of total revenues in each year, respectively. SG&A expenses increased as a percentage of revenue during this past year because revenues decreased faster than the decrease in SG&A costs. The decrease in SG&A expense was the result of cost containment efforts throughout 2007. SG&A increased $2.4 million or 24% in 2006 and increased $0.5 million or 5% in 2005, as compared to each prior corresponding period. The increase in 2006 includes an increase of $1.4 million due to including twelve months versus three months of the costs associated with the acquisition of 2helix, increased marketing efforts related to Parent Patrol®, and an increase in selling expenses for our existing product lines. The increase in 2005 includes an increase of $1.0 million due to including twelve months versus four months of the costs associated with the acquisition of assets from Intasys and the acquisition of 2helix offset by a decrease of $0.4 million in the provision for doubtful accounts expense.
We recognized a net provision for doubtful accounts of $0.2 million for 2007, $0.2 million in 2006, and $0.1 million in 2005, representing a significant change in 2007, an increase of $0.1 million in 2006 and a decrease of $0.4 million in 2005 as compared to the corresponding period of the prior year. The decrease for 2005 is the product of an eliminated need to provide fully for two of our customers in the prior year. In the other years, our reserve was based on an analysis of our customers and their payment history. Existing or future customers’ ability to pay us may be adversely impacted by unfavorable economic conditions or by other factors.

During the past several years, we have initiated numerous cost reduction measures which have affected our employees, including their compensation. To promote employee retention, we accelerated 640,343 previously unvested employee stock options effective in June 2005. While such options were “out of the money,” management believes the acceleration will provide flexibility and therefore possible value to these employees in the future. Under current accounting guidance, no compensation expense was recorded in our financial statements. Had we not accelerated the vesting of these options, compensation expense of $402 thousand and $238 thousand would have been recorded in the income statement upon the required adoption of SFAS 123(R) for fiscal years 2006 and 2007, respectively. An additional 241,154 employee stock options were not accelerated in June 2005, of which 188,333 were held by our executive officers.
Research and Development Expenses
Research and development (R&D) expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of our products such as Parent and Enterprise Patrol, OpenARMS™, NV2, NetPlus™, and our convergent mediation service delivery platform.
Research and development expenses were $2.2 million in 2007, $3.9 million in 2006, and $2.7 million in 2005. R&D expenses decreased $1.7 million or 44% in 2007. The decrease in R&D expenses is primarily the result of cost containment actions taken during the year, which reduced personnel, and personnel related expenses. R&D expenses increased $1.2 million or 44% in 2006 and $1.5 million or 123% in 2005. R&D expenses represented 17% of revenue in 2007 and 14% of revenues in 2006 and 2005. The substantial increase in research and development in 2006 and 2005 results from completing much of the in-process research and development related to the acquisitions of 2helix and the assets of Intasys, and increased research and development associated with our Parent Patrol®, Net Plus™ product and our convergent mediation service delivery platform.
In 2007, we decreased our expenditures on research and development as part of our cost containment plans. Our revenues declined during the year, we reduced expenses in all areas, and we have been selective in approving new projects and in some instances deferred projects that were not related to the development of Parent Patrol® or Open ARMS™ solutions. We are also evaluating alternative development opportunities such as outsourcing or consolidating development activities to continue to manage our expenses. In instances where we charge our customers for custom development we include the costs associated with the development in the cost of revenues. Finally, we have been pursuing opportunities to license or acquire market-ready new technology from third parties as part of our strategy for expanding our product offerings while reducing expenses and bringing products to market faster.
Liquidity and Capital Resources
Asset and Cash Flow Analysis
At June 30, 2007, we had cash and cash equivalents of $2.7 million. The Company also has $349 thousand of restricted cash which can only be used as collateral for letters of credit. Cash and cash equivalents were $1.0 million at June 30, 2006 and $2.7 million at June 30, 2005. The cash and cash equivalents balance increased by $2.0 million, or 200%, in 2007 and decreased by $1.7 million, or 65% in 2006, in each case as compared to the corresponding period of the prior year. The increase in cash during 2007, a year in which working capital decreased $2.2 million versus the prior year, is mainly attributable to the decrease in accounts receivable attributable to the U.S. Air Force contract and to the debt financing which closed in June 2007. Cash and cash equivalents were 28% of total assets at June 30, 2007, compared to 6% of total assets at June 30, 2006. The percentage increase results primarily from the decrease in accounts receivable and the financing proceeds received in June 2007.
Our cash flow is dependent upon numerous factors, including the timing of customer orders and engagements, and related obligations and payments, market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of changes in the size of our operations and other factors.

Working capital was $0.9 million at June 30, 2007, $3.1 million at June 30, 2006 and $0.7 million at June 30, 2005. Working capital decreased $2.2 million or 71% in 2007, increased $2.4 million or 343% in 2006, and decreased $3.0 million or 81% in 2005, in each case as compared to the corresponding period of the prior year. The decrease in working capital in 2007 is primarily due to the $7.1 million decrease in accounts receivable as a result of a decrease in revenues, offset by a $2.0 million increase in cash and a $3.0 million reduction in borrowings. The increase in working capital in 2006 is due to the significant increase in accounts receivables, related to increased revenues and the timing of collections, particularly under the Air Force contract. The decrease in working capital in 2005 is due to an increase in borrowings which includes notes payable related to the acquisition of 2helix of $0.7 million, an increase in our line of credit of $1.1 million, and an increase in current liabilities of $1.2 million primarily as a result of the 2helix acquisition costs and an increase in accounts payable.
Gross accounts receivables decreased $7.1 million, or 64% at June 30, 2007 and increased $5.7 million, or 102% at June 30, 2006. Gross receivables as a percentage of revenues decreased from 42% to 30% as of June 30, 2007, as a result of a decrease in revenues and the timing of collections of accounts receivable. Five customers represented 51% of our gross trade receivables balance as of June 30, 2007, with amounts payable under our Air Force contract representing 21% of our gross trade receivables balance as of June 30, 2007.
Our operating activities used $0.6 million in cash during 2007, $2.6 million in cash during 2006, and $1.3 million in cash during 2005. The changes between years in cash flows from operating activities are principally due to changes in net income (loss) after adjustments for non-cash charges such as depreciation and in-process research and development costs acquired and due to changes in working capital amounts. Changes in accounts receivable balances are typically the most significant component of working capital and fluctuate as a result of the timing and volume of our revenues and other factors.
Net cash used for investing activities was $0.5 million in 2007, $1.1 million in 2006, and $0.1 million in 2005. Net cash used in 2007 consisted of purchases of computer equipment and the cost associated with our debt financing. The increase in 2006 includes an increase in purchases of computer equipment of $0.4 million including purchases of equipment of $0.2 million relating to two of our significant customer contracts and $0.1 million relating to computer software. The increase also includes $0.3 million relating to a software license.
Financing activities generated cash of $2.7 million in 2007, $1.9 million in 2006, and $1.3 million in 2005. The cash generated in 2007 was primarily from the net proceeds from the debt financing and the exercise of warrants reduced by the payment of borrowings under our line of credit. The cash generated in 2006 was primarily from the exercise of stock warrants by investors. The increase in 2005 is primarily from the private financing on March 31, 2005, net of expenses, and from borrowings under our bank line of credit, offset by payment of notes related to the 2helix acquisition of $2.1 million.
Cost Containment Program
We have reduced the number of full time employees during the past three fiscal years. We carried these cost reduction measures to our 2helix acquisition when that company was integrated. We continue to monitor revenue projections and our planned expenditures are based upon our expected revenue levels. We expect to have increased costs and continuing liquidity demands in the current fiscal year as we devote significant efforts to delivering products and services, supporting our customers under existing contracts and investing in new products. We also expect to add some additional head count in the sales and other areas to market and support our new products.

Contractual Obligations and Commitments
The following table summarizes contractual obligations and commitments as of June 30, 2007:
Contractual Obligation

	Payments Due by Period
	(amounts in thousands)
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Operating leases	$2,028	$976	$796	$256	$—
Other commitments	24	19	5	—	—

Total commitments	$2,052	$995	$801	$255	$—

We also have issued standby letters of credit for security deposits for office space and to guarantee service contracts as summarized in the following table. The standby letters of credit have a one-year term and renew annually.
Other Commercial Commitments

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
	Total Amounts	Less than			Over
	Committed	1 year	1-3 years	4-5 years	5 years
Standby Letters of Credit	$349	$296	$53	$—	$—
Series A Senior Secured Convertible Note
On June 8, 2007, ACE*COMM Corporation completed a private placement of $4.2 million of senior secured convertible notes, yielding net proceeds to the Company of $3.6 million. The notes are to be repaid over a 3-year period ending June 2010, in equal monthly installments beginning December 30, 2008, 18 months into the term of the notes. Repayment must be in cash or, if the Company’s market price is 10% or more above the conversion price, in shares of the Company’s common stock, valued at the conversion price (or at the market price, in the event of payment of interest in stock). The stock portion of any repayment may not exceed 100% of the daily trading volume of the Company’s common stock without consent of the investors. The Company has a limited right to defer a specified number of monthly installments.
The interest rate of 11.25% per annum will be reduced by 1% for every 25% increase in the share price over the life of the loan, but will be re-adjusted in the event of a subsequent share price reduction. The notes are convertible, from time to time, into shares of the Company’s common stock at a fixed conversion price of $0.80 per share, subject to certain adjustments. These adjustments will include an adjustment provision commonly known as a “ratchet,” which automatically lowers the conversion price if subsequent issuances of equity occur at a price below the conversion price, although the agreements prohibit the Company from making such issuances of equity and thereby lowering the conversion price until all necessary shareholder approvals have been obtained. The notes also include standard provisions which adjust the conversion rate in the event of a stock split, stock dividend, combination or similar corporate transaction.
The notes are guaranteed by the Company’s subsidiaries and secured by a pledge of substantially all assets of the Company and its subsidiaries. These notes replace the Company’s outstanding lines of credit with Silicon Valley Bank, which were repaid at closing. The notes contain various financial covenants, including requirements to maintain specified minimum tangible net worth, cash, quarterly revenues, EBITDA and eligible working capital. Events of default include the failure to pay principal, interest or other payments when due, the Company’s common stock ceasing to be listed on Nasdaq or over the bulletin board, material breaches of the investment documents, certain change of control events and specified bankruptcy events. Upon an event of default, the principal and all accrued interest may be accelerated at the option of the holders and become immediately due and payable, and the holders have the right to require the Company to repurchase the notes at a price equal to 125% of the outstanding principal amount plus accrued interest.

The investment documents contain various limitations on other debt and equity financings during the three years in which the notes are outstanding, and require the proceeds of any such financings to be used to make an offer to pay down the notes. Those limitations include prohibitions on the incurrence of other senior or secured debt and rights of first refusal in the event of other debt and equity financings. The investors also have rights of approval over proposed sales of assets and rights of first refusal in the event of sales of any business line.
The note holders were also issued warrants to purchase up to 1,860,760 shares of our common stock, exercisable for a period of 7 years, at a strike price of $0.84 per share, subject to certain adjustments. These adjustments will include an adjustment provision commonly known as a “ratchet,” which automatically lowers the warrant strike price if subsequent issuances of equity occur at a price below the warrant strike price, although the agreements prohibit us from making such issuances of equity and thereby lowering the strike price until all necessary shareholder approvals have been obtained. The warrants also include standard provisions which adjust the number of shares and exercise price in the event of a stock split, stock dividend, combination or similar corporate transaction. The warrants may be exercised for cash or on a cashless basis. In addition, we have agreed to grant additional warrants under a “re-load” provision, should we exercise its call right or the holders exercise their warrants following the two year anniversary of the closing date at a time when the market price is 200% or more above the conversion price.
We have also agreed to allow the investors to designate a non-voting board observer entitled to attend all board meetings until principal is paid on the note or December 2008, whichever is later.
These notes replace our outstanding lines of credit with Silicon Valley Bank, which were repaid at closing.
Lines of Credit
On November 14, 2006, we renewed our loan and security agreement and entered into an amended and restated loan and security agreement with Silicon Valley Bank. This amended agreement was terminated on June 8, 2007 when we completed our private placement. Before the amended agreement was terminated, we were able to borrow based upon the amount of our approved borrowing base of eligible accounts receivable, up to a maximum of $3.5 million. The line of credit had sub limits of $500 thousand for cash secured letters of credit and $1.75 million for U.S. Export Import Bank usage. We were able to draw up to 70% of our eligible accounts receivable under the master line and 70% of our eligible foreign accounts receivable under the U.S. Export Import Bank sub limit line. Inclusive to the U.S. Export Import Bank sub limit was a $250 thousand sub limit for 50% of the UK eligible accounts receivable.
Amounts borrowed under our previous lines bore interest at a rate equal to the bank’s prime rate plus 1.75% per annum, charged on the average daily balance of advances outstanding, payable monthly and calculated on a 360 days per year basis. We also paid certain costs and expenses of the bank in administering the line. The receivables comprising the borrowing base could not be more than 90 days aged, could not be in dispute, and needed to conform to other eligibility requirements. The agreement had a monthly quick ratio covenant, which needed to be complied with on an intra-quarterly basis, and a minimum tangible net worth covenant that needed to be complied with on a quarterly basis. The agreement also subjected the Company to non-financial covenants, including restrictions over dividends and certain reporting requirements.
We had an additional loan and security agreement, which provided a second line of credit for the financing of non-standard accounts receivable. This agreement was terminated on June 8, 2007 when we completed our private placement. Under this second line, we were able to borrow based upon a borrowing base of specifically-approved accounts receivable not part of the borrowing base for our other line of credit, up to a maximum of $1.5 million. .
ACE*COMM’s obligations under both agreements were secured by a security interest in all of our assets and intellectual property. Advances made to ACE*COMM were payable in full upon demand in the event of default under the agreement. There was $151 thousand on the then-outstanding accounts receivable line on June 8, 2007 when the lines of credit were paid in full and terminated. We do not currently have any lines of credit available to us.

Liquidity Analysis
At June 30, 2007, we had cash and cash equivalents and restricted cash of $3.0 million. In 2007, we reduced our operating expenses but expect to have liquidity demands during the current fiscal year as we devote significant efforts to delivering products and services and supporting our customers under the contracts resulting in our backlog at June 30, 2007 and expected new business. Additionally, we are investing in the development and sales and marketing activities for our Parental Controls products.
We are continuing to manage our expenses to conserve cash and maintain adequate liquidity. In the fourth quarter of 2007, we reduced annual expenses by approximately $3.0 million annually and we were able to increase revenues in the quarter, but not to the level to reach break even. We have no significant commitments for capital expenditures at June 30, 2007. We believe that cash flows from operations, particularly collection of outstanding accounts receivable, receipt of new contracts, and our current cash will support our working capital requirements for the next twelve months, based on our current expectations as to anticipated revenue, expenses and cash flow.
In June of 2007 we raised $4.2 million of convertible debt financing that provided working capital and in conjunction with the April 2007 reduction in operating expenses by approximately $3.0 million per annum achieved primarily through a reduction in personnel and personnel related costs, we have reduced our liquidity demands. To avoid future liquidity problems we must increase revenues or we will have to raise additional capital. This financing, or any other financing that may be available to us, is likely to be more expensive than previous financings and there is no assurance that future financings can be closed.
The $4.2 million of senior secured convertible notes issued to the selling stockholders in our recent private placement must be repaid in cash unless certain conditions exist that allow us to repay such notes in shares of common stock, including that the market price of our common stock is 10% or more above the conversion price and that the stock portion of any repayment not exceed 100% of the daily trading volume of our common stock without consent of the investors. We have only a limited right to defer a specified number of monthly installments. Since the daily trading volume of our common stock has been well below the amount needed to allow us to pay in stock, and since the recent market price of our common stock has been well below the conversion price, our ability to repay the notes will depend upon the willingness of the investors to accept repayment in stock or on our having or raising the cash needed to repay. Principal is to be repaid in eighteen equal payments beginning in December 2008.
Certain provisions from our recent private placement could make it more difficult for us to raise financing in the future, including an anti-dilution right known as a ratchet under which the note conversion price and warrant exercise price would decrease, and accordingly the number of shares issuable under the notes and warrants would increase, in the event we make subsequent issuances of equity at a price less than the note conversion price and warrant exercise price, unless the anti-dilution provision is waived or modified by the note holders. If the subsequent issuance is at a significantly lower price, the increase in the number of shares could be substantial, causing existing stockholders to suffer significant dilution in ownership interests and voting rights. These provisions also may inhibit our ability to raise additional equity capital while the notes and warrants are outstanding. We also agreed not to incur any senior debt and not to incur more than $2.5 million of subordinated debt, and substantially all of our assets have been pledged to secure certain indebtedness under the notes and we have agreed not to pledge any assets to support other indebtedness. With respect to equity offerings, we have granted the investors a right of first refusal, for as long as the notes are outstanding, to participate in any subsequent equity financing that we conduct. Further, we have agreed to use all proceeds of any equity or debt financing to fund an offering to repurchase the notes plus a 25% premium. These provisions may hamper our ability to raise additional capital while the notes are outstanding.
        .

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk related to our Series A Senior Secured Convertible Notes. As of June 30, 2007, we owed $4.2 million on these notes. Our market risk sensitive instruments do not expose us to material market risk exposures. Should interest rates increase or decrease 1%, interest expense would increase or decrease $42 thousand per year based on our borrowings as of June 30, 2007. We are exposed to foreign currency risks related to our foreign operations. Principal currencies we have exposure to include the British pound and Canadian dollar. We do not hedge these exposures and fluctuations could impact our results of operations, financial position, and cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Financial Statements, together with the independent accountants’ reports thereon, appear at pages F-1 through F-23 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.
There were no significant changes made in our internal controls over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
On May 2, 2007, the Board of Directors of ACE*COMM Corporation elected the corporation’s president, James Greenwell, to the additional position of chief executive officer. Mr. Greenwell succeeds CEO George Jimenez, who now serves in the position of Executive Chairman of the Board. Mr. Greenwell also was elected as a director of the corporation in the class whose term expires at the next annual shareholder meeting. Paul Casner, a director of the corporation, was elected as Lead Director
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information concerning our Directors and Executive Officers required by Item 10 is incorporated by reference to Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated by reference to Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12 is incorporated by reference to Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by Item 13 is incorporated by reference to Proxy Statement for the 2007 Annual meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by Item 14 is incorporated by reference to Proxy Statement for the 2007 Annual meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the year covered by this report.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)	INDEX TO FINANCIAL STATEMENTS
     The following Consolidated Financial Statements of the Registrant are filed as part of this report:

(a)(2)	FINANCIAL STATEMENT SCHEDULES

Except for the schedule listed below, all other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Schedule II — Valuation and Qualifying Accounts
(a)(3)	EXHIBITS

3.1	Articles of Amendment and Restatement dated August 19, 1996 (Incorporated by reference to the identically numbered exhibit filed as an exhibit to our Registration Statement on Form S-1, File No. 333-25439).

3.2	Bylaws of ACE*COMM as amended and restated dated October 23, 2003 (Incorporated by reference to the identically numbered exhibit filed as an exhibit to our Form 10-Q, filed November 14, 2003).

4.1	Form of Specimen of Common Stock Certificate (Incorporated by reference to the identically numbered exhibit filed as an exhibit to our Registration Statement on Form S-1, File No. 333-25439).

10.1*	Form of Non-Qualified Stock Option Grant Agreement (certain executive officers — fiscal 1997).

10.2*	Amended and Restated Omnibus Stock Plan (Incorporated by reference to our Proxy Statement, dated October 26, 2005).

10.3*	2000 Stock Option Plan for Directors (Incorporated by reference to our Proxy Statement, dated October 26, 2005).

10.4	Lease Between New Boston Fund and ACE*COMM as Tenant dated December 30, 2002 (Incorporated by reference to the identically numbered exhibit filed as an exhibit to our Form 10-K, filed September 29, 2003).

10.5*	2006 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 filed as an exhibit to our Form 8-K, filed January 30, 2006).

10.6*	Form of Restricted Stock Agreement — Performance Based Vesting. †

10.7*	Form of Restricted Stock Agreement — Time Based Vesting. †

10.8	Form of Series A Senior Secured Convertible Note Due June 8, 2010 (Incorporated by reference to Exhibit 4.2 filed as an exhibit to our Form 8-K, filed June 14, 2007).

10.9	Form of Warrant (Incorporated by reference to Exhibit 4.2 filed as an exhibit to our Form 8-K, filed June 14, 2007).

10.10	Securities Purchase Agreement, dated as of June 4, 2007 by and among ACE*COMM Corporation and the purchasers named therein (Incorporated by reference to exhibit 2.1 to our Form 8-K dated June 14, 2007).

10.11*	Employment Agreement, dated as of the 23 rd day of August 2007, by and between ACE*COMM Corporation and James Greenwell (Incorporated by reference to exhibit 10.1to our Form 8-K dated September 26, 2007.

21.1	List of Subsidiaries. †

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.†

31.1	Certification of Chief Executive Officer.†

31.2	Certification of Chief Financial Officer.†

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE*COMM CORPORATION
By:	/s/ James Greenwell
James Greenwell
Chief Executive Officer

Date: September 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/James Greenwell (James Greenwell)	Chief Executive Officer and President	September 28, 2007

/s/ Steven R. Delmar (Steven R. Delmar)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2007

/s/ George T. Jimenez (George T. Jimenez)	Chairman of the Board	September 28, 2007

/s/ Paul G. Casner, Jr. (Paul G. Casner, Jr.)	Director	September 28, 2007

/s/ Gilbert A. Wetzel) (Gilbert A. Wetzel)	Director	September 28, 2007

/s/ Harry M. Linowes (Harry M. Linowes)	Director	September 28, 2007

/s/ Matthew J. Stover (Matthew J. Stover)	Director	September 28, 2007

/s/ J. William Grimes (J. William Grimes)	Director	September 28, 2007

ACE*COMM CORPORATION
INDEX TO FINANCIAL STATEMENTS
The following Consolidated Financial Statements of the Registrant are filed as part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
ACE*COMM Corporation
We have audited the accompanying consolidated balance sheets of ACE*COMM Corporation (a Maryland Corporation) (the Company), as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACE*COMM Corporation as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
/s/ Grant Thornton LLP
McLean, Virginia
September 28, 2007

ACE*COMM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	June 30,
	2007	2006
Assets

Current assets:
Cash and cash equivalents	$2,622	$946
Restricted cash	349	—
Accounts receivable, net	3,831	10,981
Inventories, net	769	838
Deferred contract costs	—	18
Prepaid expenses and other	688	571

Total current assets	8,259	13,354
Property and equipment, net	749	787
Goodwill	386	522
Acquired intangibles, net	512	1,041
Other non-current assets	597	657

Total assets	$10,503	$16,361

Liabilities and Stockholders’ Equity

Current liabilities:
Borrowings	$—	$2,970
Accounts payable	880	1,114
Accrued expenses	1,758	1,940
Accrued compensation	878	606
Deferred revenue	3,798	3,617

Total current liabilities	7,314	10,247

Series A Senior Convertible Note, net of a debt discount of $1,780 at June 30, 2007	2,420	—

Long-term notes payable	—	17

Total liabilities	9,734	10,264

Commitments and contingencies (Note 12 )	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 45,000,000 shares authorized, 18,647,962 and 17,788,032 shares issued and outstanding	186	178
Additional paid-in capital	39,320	35,257
Other comprehensive loss	(28)	(91)
Accumulated deficit	(38,709)	(29,247)

Total stockholders’ equity	769	6,097

Total liabilities and stockholders’ equity	$10,503	$16,361

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended June 30,
	2007	2006	2005

Revenue
Licenses and hardware	$3,670	$12,875	$8,734
Services	9,612	13,796	11,227

Total revenue	13,282	26,671	19,961
Cost of licenses and hardware revenue	1,900	2,970	3,276
Cost of services revenue	7,489	7,171	5,673

Total cost of revenue	9,389	10,141	8,949

Gross profit	3,893	16,530	11,012
Selling, general and administrative	10,862	12,159	9,774
Research and development	2,229	3,866	2,694
In process research and development acquired	—	—	5,118

(Loss) income from operations	(9,198)	505	(6,574)
Interest expense	208	223	53
Gain from settlement of debt obligation	—	—	228

(Loss) income before income tax provision	(9,406)	282	(6,399)
Income tax provision (benefit)	56	(37)	63

Net (loss) income	$(9,462)	$319	$(6,462)

Net (loss) income per share
Basic	$(0.53)	$0.02	$(0.44)

Diluted	$(0.53)	$0.02	$(0.44)

Shares used in computing net (loss) income per share:
Basic	17,861	16,899	14,555

Diluted	17,861	17,442	14,555

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Other
	Common Stock		Additional Paid-In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total

Balance, July 1, 2004	13,761	$138	$28,475	$(41)	$(23,104)	$5,468
Exercise of common stock options	29	—	33	—	—	33
Employee stock purchase plan	41	—	53	—	—	53
Foreign currency translations repurchases and warrants	—	—	—	9	—	9
Issuance of warrants to consultant	123	1	(1)	—	—	—
Private financing	1,000	10	2,120	—	—	2,130
2helix transaction	1,740	18	4,128	—	—	4,146
Net loss	—	—	—	—	(6,462)	(6,462)

Balance, June 30, 2005	16,694	167	34,808	(32)	(29,566)	5,377
Exercise of common stock options	331	3	585	—	—	588
Employee stock purchase plan	30	—	64	—	—	64
Stock option compensation expense	—	—	99	—	—	99
Foreign currency translation	—	—	—	(59)	—	(59)
Exercise of warrants	152	2	352	—	—	354
Purchase of software license	326	3	787	—	—	790
Issuance of restricted stock	137	2	82	—	—	84
2helix re-negotiation	118	1	(1,520)	—	—	(1,519)
Net income	—	—	—	—	319	319

Balance, June 30, 2006	17,788	178	35,257	(91)	(29,247)	6,097
Exercise of common stock options	14	—	18	—	—	18
Employee stock purchase plan	37	—	69	—	—	69
2helix notes payable settlement	139	1	287	—	—	288
Exercise of warrants	688	7	1,591	—	—	1,598
Payment of interest from financing	27	—	26	—	—	26
Restricted stock grants, net of forfeitures	(45)	—	82	—	—	82
Warrants granted in connection with the sale of Series A Senior Secured Convertible Notes	—	—	1,814	—	—	1,814
Stock option compensation expense	—	—	176	—	—	176
Foreign currency translation	—	—	—	63	—	63
Net loss	—	—	—	—	(9,462)	(9,462)

Balance, June 30, 2007	18,648	$186	$39,320	$(28)	$(38,709)	$769

The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended June 30,
	2007		2006	2005
Cash flows from operating activities:
Net income (loss)		$(9,462)	$319	$(6,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		1,479	1,452	732
Provision for doubtful accounts and inventory obsolescence		(1)	195	126
Stock option and restricted stock compensation expense		258	181	—
Gain from settlement of debt obligation		—	—	(228)
Issuance of common stock as payment of interest		26
In process research and development costs acquired		—	—	5,118
Changes in operating assets and liabilities, net of effects of merger:
Deposit of restricted cash		(349)	—	—
Accounts receivable		7,151	(5,720)	(1,131)
Inventories, net		69	174	51
Prepaid expenses and other assets		102	30	(270)
Deferred contract costs		18	67	486
Accounts payable		(234)	(265)	31
Accrued liabilities		136	(570)	(102)
Deferred revenue		181	1,577	332

Net cash used in operating activities		(626)	(2,560)	(1,317)

Cash flows from investing activities:
Cash acquired in 2helix acquisition		—	—	392
Purchases of property and equipment		(384)	(626)	(183)
Purchases of other non-current assets		(82)	(438)	(226)
Contract rights acquired from Intasys		—	—	(100)

Net cash used in investing activities		(466)	(1,064)	(117)

Cash flows from financing activities:
Net borrowings on line of credit		(2,607)	997	1,060
Payment on 2helix notes related to acquisition		—	—	(2,076)
Other notes payable		17	(57)	72
Proceeds from employee stock purchase plan and exercise of stock options		87	652	87
Proceeds from sale of Series A Senior Secured Convertible Note, net of costs		3,594	—	—
Net proceeds from private financing transactions		—	—	2,131
Proceeds from exercise of stock warrants		1,597	354	—

Net cash provided by financing activities		2,688	1,946	1,274

Net increase (decrease) in cash and cash equivalents		1,596	(1,678)	(160)
Effect of exchange rate change on cash		80	(59)	(38)
Cash and cash equivalents at beginning of year		946	2,683	2,881

Cash and cash equivalents at end of year		$2,622	$946	$2,683

Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$142	$222	$57
Cash paid during the period for income taxes		$2	$24	$63
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with software purchase	$		$790	$—
Issuance of common stock in connection with 2helix purchase		$—	$—	$5,508
Return of common stock in connection with the 2helix re-negotiation	$		$1,519	$—
2helix re-negotiation reduction of notes payable and accrued interest	$		$356	$—
Common stock issued in connection with the settlement of 2helix note payable		$288	$—	$—
Warrants granted in connection with the Series A Senior Secured Convertible Note		$1,814	$—	$—
The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION
ACE*COMM Corporation (the “Company”), incorporated in Maryland in 1983, delivers enterprise telemanagement applications and advanced Convergent Mediation™ solutions to wired and wireless voice, data, and Internet communications providers. ACE*COMM’s technology enables the capture, security, validation, correlation, augmentation, and warehousing of data from network elements and distributes it in appropriate formats to OSS (“Operations Support Systems”) and BSS (“Business Support Systems”) operations. ACE*COMM’s products are tailored to each customer’s needs, providing the capabilities to extract knowledge from their networks which they use to reduce costs, accelerate time-to-market for new products and services, generate new sources of revenue, and push forward with next-generation initiatives.
ACE*COMM Corporation, and its wholly owned subsidiaries, Solutions ACE*COMM Corporation, incorporated in Quebec in 1996, ACE*COMM Solutions UK Limited, incorporated in the United Kingdom in 2003, ACE*COMM Solutions Australia Pty Limited, incorporated in Australia in 2004, i3 Mobile acquired in December 2003 and Double Helix Solutions Limited acquired in March 2005, are referred to in this document collectively as ACE*COMM or the Company, unless otherwise noted or the context indicates otherwise. All inter-company transactions have been eliminated.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying financial statements include management’s forecasts of contract costs and progress toward completion, which are used to determine revenue recognition under the percentage-of-completion method; estimates of allowances for doubtful accounts receivable and inventory obsolescence; impairment of long-lived assets, and tax valuation allowances.
Earnings (Loss) per Share
The basic net earnings (loss) per share presented in the accompanying financial statements is computed using weighted average common shares outstanding. Diluted net earnings per share generally includes the effect, if dilutive, of potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options and warrants) were exercised and converted to common stock. Because of the reported net losses for fiscal years 2007 and 2005, the effect of including potentially dilutive securities is anti-dilutive and therefore they have been excluded. If stock options and warrants had been included, shares used in the diluted loss per share calculation would have increased by 262,674 and 307,283 shares for fiscal years 2007 and 2005, respectively. The impact of the conversion of the Series A Senior Secured Convertible Notes have been excluded since the conversion would have been antidilutive.
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
In situations when our products involve significant modification or customization of software, or when our systems integration and product development are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. Approximately 10%, 12%, and 3% of our revenues were calculated under this method for the fiscal years ended June 30, 2007, 2006, and 2005 respectively. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered as the majority of the hardware is from third parties and the hardware is rarely modified.
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
When our contracts contain extended payment terms, we defer recognition of revenue until amounts become due pursuant to payment schedules and no other uncertainties exist. We correspondingly defer a proportionate amount of contract cost, which will be matched against the deferred revenue when recognized. Should management make the determination that previously deferred revenue will not be recognized, the corresponding amount of deferred contract cost will be charged to expense at that time. In accordance with this policy, we have no deferred contract costs as of June 30, 2007 and $18 thousand as of June 30, 2006.
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
Cash and cash equivalents
ACE*COMM considers all investments with an original maturity of three months or less to be cash equivalents. Cash held in foreign bank accounts was $269 thousand and $47 thousand at June 30, 2007 and 2006, respectively.
The Company maintains a cash deposit of $349 thousand, which is restricted cash used as collateral for letters of credit issued as security deposits on office leases and contract deposits.

Impairment of Long-Lived Assets
We evaluate the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. We did not record an impairment during the years ended June 30, 2007 or 2006.
Intangibles and Goodwill
Intangibles and goodwill acquired in connection with business acquisitions are stated at their fair value on the date of purchase. The cost of intangibles which are subject to amortization are amortized on a straight-line basis over their expected lives of two to five years. The recoverability of carrying values of amortizable intangible assets is evaluated on a recurring basis whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recovery of assets to be held and used is measured by comparing the carrying value of these assets with the expected future cash flows generated by the assets. If the assets are considered to be impaired, the impairment is recognized by the amount which the carrying amount of the assets exceeds their fair value. Goodwill and intangibles with indefinite lives are not amortized, but are subject to an annual impairment test, pursuant to the provision of FAS No. 142: Goodwill and Other Intangible Assets. The primary indicators are current and forecasted profitability and cash flow of the related business. There have been no adjustments to the carrying values of goodwill or intangible assets resulting from these impairment tests during 2007.
     For the year ended June 30, 2007 and 2006, amortization expense for identified intangibles acquired totaled $1.1 million and $976 thousand respectively. Estimated future aggregate annual amortization expense for intangible assets is as follows (in thousands):

Year	Amount

2008	$376
2009	$136
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
Total other comprehensive income (loss) consists of the following (in thousands):

	Years ended June 30,
	2007	2006	2005

Net (loss) income	$(9,462)	$319	$(6,462)
Other comprehensive income (loss) - Foreign Currency Translation	63	(59)	9

Total other comprehensive income (loss)	$(9,399)	$260	$(6,453)

Share Based Payments -
On July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payments (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors using a fair based option pricing model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments. SFAS 123R was effective for our fiscal year beginning on July 1, 2005. We have applied the modified prospective transition method; accordingly, compensation expense is reflected in the financial statements beginning July 1, 2005, with no restatement of prior periods. Compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after July 1, 2005, as well as for the portion of awards previously granted that have not vested as of July 1, 2005. Share-based tax-affected compensation expense recognized under SFAS 123R for the year ending June 30, 2007 was $175 thousand. This resulted in a $0.01 decrease in both basic and diluted earnings per share for the year ended June 30, 2007. As of June 30, 2007, total unamortized compensation expense related to non-vested share-based compensation was $233 thousand and is expected to be recognized $129 thousand in fiscal 2008, $71 thousand in fiscal 2009 and $33 thousand in fiscal 2010.
During the fiscal year ended June 30, 2007, the Company granted 21,000 stock options under the 2000 Stock Option Plan for Directors with a fair value of $14 thousand and we recognized $3 thousand expense related to these options during the period. In addition, 543,000 stock options were granted in fiscal 2007 under the Amended and Restated Omnibus Stock Plan with a fair value of $373 thousand and we recognized $111 thousand expense related to these options during the period.

Prior to the adoption of SFAS 123R, the Company accounted for share-based awards in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations which provided that the compensation expense relative to the Company’s employee stock options be measured based on the intrinsic value of the stock option. Under the intrinsic value method, no share-based compensation expense had been recognized in the Company’s operating results because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with Statement of Financials Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) and Statement of Financials Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148), the Company provided pro forma information regarding net earnings and net earnings per share as if compensation costs for the Company’s share-based awards had been determined in accordance with the fair value method.
SFAS No. 123R requires disclosure of pro forma information for periods prior to the adoption. The pro forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The following table illustrates the effect on net earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation in 2005.

For Year Ended
June 30, 2005
(in thousands)
Net income, as reported	$(6,462)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(1,227)
Pro forma net income	$(7,689)
Income per share:
Basic — as reported	$(0.44)
Basic — pro forma	$(0.53)
Diluted — as reported	$(0.44)
Diluted — pro forma	$(0.53)
The weighted-average fair value of each stock option included in the preceding pro forma amounts is estimated using the Black-Scholes option pricing model and is amortized ratably over the vesting period of the options which is typically 3 years.
During the years ended June 30, 2007, 2006 and 2005 the average per share fair value of stock options granted during fiscal years 2007, 2006 and 2005 was $0.66, $0.33 and $1.35, respectively, as determined by the Black-Scholes option pricing model (assuming a risk-free interest rate of 4.6%, 4.5% and 3.1%, respectively, expected life of 5 years, 3 years, and 3 years, respectively, expected volatility of 95%, 82.8% and 109.5%, respectively, and no dividends). The weighted average remaining contractual life of options outstanding as of June 30, 2007 was 5 years.
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

Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 “Accounting for Uncertainty of Income Taxes,” which is an interpretation of FAS 109, “Accounting for Income Taxes” (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the Company, this Interpretation is effective as of July 1, 2007 and the cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of July 1, 2007. We are currently evaluating the impact of FIN 48 on our financial statements.
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards “SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of SFAS No. 159 on its consolidated results of operations and financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated results of operations and financial position.
NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable consist of the following (in thousands):

	June 30,
	2007	2006

Billed receivables	$2,380	$8,517
Unbilled and other receivables	1,616	2,697
Allowance for doubtful accounts	(165)	(233)

	$3,831	$10,981

Billed
At June 30, 2007, two domestic customers comprised $484 thousand, or 20% of total billed receivables and three international customers comprised $776 thousand, or 33% of the total billed receivables. At June 30, 2006, one domestic customer comprised $3.0 million, or 35 % of total billed receivables and four international customers comprised $2.1 million, or 24% of the total billed receivables
Unbilled
Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year.

NOTE 4 — INVENTORIES
Inventories consist of the following (in thousands):

	June 30,
	2007	2006

Inventories	$1,203	$1,196
Allowance for obsolescence	(434)	(358)

	$769	$838

The Company increased the provision for obsolescence by $76 thousand, $37 thousand, and $126 thousand in 2007, 2006 and 2005, respectively, including such increases in cost of revenue.
NOTE 5 — PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	June 30,
	2007	2006

Computer equipment	$4,965	$5,272
Lab test equipment	136	137
Office equipment	764	729
Leasehold improvements	613	560
Vehicles	49	49

	6,527	6,747
Less accumulated depreciation	(5,778)	(5,960)

	$749	$787

Depreciation expense for the years ended 2007, 2006 and 2005 was $433 thousand, $476 thousand, and $360 thousand, respectively.
NOTE 6 — BORROWINGS
Series A Senior Secured Convertible Note
On June 8, 2007, ACE*COMM Corporation completed a private placement of $4.2 million of senior secured convertible notes, yielding net proceeds to the Company of $3.6 million. The notes are to be repaid over a 3-year period ending June 2010, in equal monthly installments beginning December 30, 2008, 18 months into the term of the notes. Repayment must be in cash or, if the Company’s market price is 10% or more above the conversion price (which is defined later), in shares of the Company’s common stock, valued at the conversion price (or at the market price, in the event of payment of interest in stock). The stock portion of any repayment may not exceed 100% of the daily trading volume of the Company’s common stock without consent of the investors. The Company has a limited right to defer a specified number of monthly installments.
The interest rate of 11.25% per annum will be reduced by 1% for every 25% increase in the share price over the life of the loan, but will be re-adjusted in the event of a subsequent share price reduction. The notes are convertible, from time to time, into shares of the Company’s common stock at a fixed conversion price of $0.80 per share, subject to certain adjustments. These adjustments will include an adjustment provision commonly known as a “ratchet,” which automatically lowers the conversion price if subsequent issuances of equity occur at a price below the conversion price, although the agreements prohibit the Company from making such issuances of equity and thereby lowering the conversion price until all necessary shareholder approvals have been obtained. The notes also include standard anti-dilution provisions, which adjust the conversion rate in the event of a stock split, stock dividend, combination or similar corporate transaction.

The notes are guaranteed by the Company’s subsidiaries and secured by a pledge of substantially all assets of the Company and its subsidiaries. Proceeds from these notes replace the Company’s outstanding lines of credit with Silicon Valley Bank. The notes contain various financial covenants, including requirements to maintain specified minimum tangible net worth, cash, quarterly revenues, EBITDA and eligible working capital. Events of default include the failure to pay principal, interest or other payments when due, the Company’s common stock ceasing to be listed on Nasdaq or over the bulletin board, material breaches of the investment documents, certain change of control events and specified bankruptcy events. Upon an event of default, the principal and all accrued interest may be accelerated at the option of the holders and become immediately due and payable, and the holders have the right to require the Company to repurchase the notes at a price equal to 125% of the outstanding principal amount plus accrued interest.
The investment documents contain various limitations on other debt and equity financings during the three years in which the notes are outstanding, and require the proceeds of any such financings to be used to make an offer to pay down the notes. Those limitations include prohibitions on the incurrence of other senior or secured debt and rights of first refusal in the event of other debt and equity financings. The investors also have rights of approval over proposed sales of assets and rights of first refusal in the event of sales of any business line. At June 30, 2007, the Company was in compliance with all covenants.
In connection with the issuance of these notes, the Company issued stock purchase warrants for the purchase of up to 1,860,760 shares of the Company’s common stock at $0.84 per share. This stock purchase warrant expires on June 8, 2014. Based on the relative fair value of the note and stock purchase warrants, the stock purchase warrant has been assigned a value of $933 thousand, which represents a note discount. The Company also calculated the value of beneficial conversion feature associated with these notes of $880 thousand. The discount related to the warrants and beneficial conversion feature will be amortized to interest expense over the life of the notes. The Company has a best efforts obligation to register the shares and has filed a registration statement.
Lines of Credit
On November 14, 2006, we renewed our loan and security agreement and entered into an amended and restated loan and security agreement with Silicon Valley Bank. This amended agreement was terminated on June 8, 2007 when we completed our private placement. Before the amended agreement was terminated, we were able to borrow based upon the amount of our approved borrowing base of eligible accounts receivable, up to a maximum of $3.5 million. The line of credit had sub limits of $500 thousand for cash secured letters of credit and $1.75 million for U.S. Export Import Bank usage. We were able to draw up to 70% of our eligible accounts receivable under the master line and 70% of our eligible foreign accounts receivable under the U.S. Export Import Bank sub limit line. Inclusive to the U.S. Export Import Bank sub limit was a $250 thousand sub limit for 50% of the UK eligible accounts receivable.
Amounts borrowed under our previous lines bore interest at a rate equal to the bank’s prime rate plus 1.75% per annum, charged on the average daily balance of advances outstanding, payable monthly and calculated on a 360 days per year basis. We also paid certain costs and expenses of the bank in administering the line. The receivables comprising the borrowing base could not be more than 90 days aged, could not be in dispute, and needed to conform to other eligibility requirements. The agreement had a monthly quick ratio covenant, which needed to be complied with on an intra-quarterly basis, and a minimum tangible net worth covenant, which needed to be complied with on a quarterly basis. The agreement also subjected the Company to non-financial covenants, including restrictions over dividends and certain reporting requirements.
We had an additional loan and security agreement, which provided a second line of credit for the financing of non-standard accounts receivable. This agreement was terminated on June 8, 2007 when we completed our private placement. Under this second line, we were able to borrow based upon a borrowing base of specifically-approved accounts receivable not part of the borrowing base for our other line of credit, up to a maximum of $1.5 million.

ACE*COMM’s obligations under both agreements were secured by a security interest in all of our assets and intellectual property. Advances made to ACE*COMM were payable in full upon demand in the event of default under the agreement. There was $151 thousand outstanding accounts receivable line on June 8, 2007 when the lines of credit were paid in full and terminated.
2helix Notes Payable
ACE*COMM had two notes payable related to the acquisition of 2helix. The notes were for £100,000 each (approximately $363 thousand in total), accrued interest at a rate of 7.5% per annum, and were paid in full on September 30, 2006 by issuing 138,704 shares of ACE*COMM stock.
NOTE 7 — RETIREMENT PLANS
ACE*COMM has a 401(k) plan available to employees the first full month after commencement of their employment, provided they are at least 21 years of age. ACE*COMM may make contributions to the plan at its discretion. There were no contributions expensed by ACE*COMM during the years ended June 30, 2007, 2006, and 2005.
ACE*COMM Solutions UK Limited administers a stakeholder pension scheme. All staff that have been with the Company for three months or more are eligible to join. The Company makes a contribution to the scheme on behalf of the employee which is equivalent to 4% of the employee’s gross salary. The total Company contributions were $97 thousand, $72 thousand and $75 thousand for the years ended June 30, 2007, 2006, and 2005, respectively.
NOTE 8 — INCOME TAXES
ACE*COMM recorded an income tax expense of $56 thousand during 2007, an income tax benefit of $37 thousand during 2006 and an income tax expense of $63 thousand during 2005.
Income tax expense consisted of the following (in thousands):

	2007	2006	2005

Current:
Federal	$(1)	$(42)	$42
State	2	5	20
Foreign	55	—	1

Deferred:
Federal	—	—	—
State	—	—	—

	$56	$(37)	$63

The primary components of our net deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2007	2006
Tax assets:
Allowance for doubtful accounts	$63	$88
Inventories	311	292
Accrued expenses	533	381
Amortization	2,496	2,377
Net operating loss carryforwards	17,502	14,254
Tax credit carryforwards	26	26
Other	31	69

Gross deferred tax assets	20,962	17,487

Tax liabilities:
Income on contracts	(560)	(1,023)
Depreciation	(92)	(88)

Gross deferred tax liabilities	(652)	(1,111)

Net deferred tax asset	20,310	16,376
Valuation allowance	(20,310)	(16,376)

Net deferred tax	$—	$—

At June 30, 2007, ACE*COMM had net operating loss carryforwards available to offset future taxable income of approximately $31.3 million federal and $12.7 million in Canada, which will expire from 2011 through 2027. As of June 30, 2007, ACE*COMM also had an alternative minimum tax credit carryforward of approximately $26 thousand available to reduce future tax liabilities. These tax credits do not expire.
During 2007 and 2006, stock options were exercised for the purchase of shares of common stock. The exercise of these stock options generated an income tax deduction equal to the excess of the fair market value over the exercise price. In accordance with SFAS 123(R) the Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. As such, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid in capital.
Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Based on historical net operating losses and no assurance that ACE*COMM will generate any earnings or any specific level of earnings in future years, ACE*COMM established a valuation allowance on the net deferred assets at June 30, 2007 and 2006. Approximately $5.5 million of the valuation allowance as of June 30, 2007 and June 30, 2006, resulted from the tax benefit of non-qualified stock options that is included within the deferred tax benefit related to net operating loss carryforwards. If the related valuation allowance is released, this portion of the tax benefit will be credited directly to equity.

The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision recorded for each year are as follows (in thousands):

	Years ended June 30,
	2007	2006	2005

Income tax benefit at statutory rate	$(3,198)	$96	$(2,197)
State income taxes net of Federal benefit	(365)	9	(236)
Nondeductible expenses	56	(102)	56
Impact of foreign operations	212	(266)	—
Other	—	—	44
Adjustment to deferred tax assets	(173)	(223)	—
Valuation allowance	3,524	449	2,396

Actual (benefit) provision	$56	$(37)	$63

NOTE 9 — STOCKHOLDERS’ EQUITY
Employee Stock Purchase Plan
In 1999, ACE*COMM adopted an Employee Stock Purchase Plan (the “Plan”) to provide a method whereby all employees have an opportunity to acquire a proprietary interest in ACE*COMM through the purchase of shares of common stock. The Plan is implemented through common stock offerings in consecutive offering periods, each constituting a calendar quarter. The option price of the common stock, purchased with payroll deductions made during an offering period, is the lower of 85% of the closing price of the common stock on the first eligible trading day of an offering period or 85% of the closing price of the common stock on the last eligible trading day of an offering period. The maximum number of shares of common stock, which may be issued under the Plan, is 480,000 shares. We issued 36,852 shares, 29,958 shares and 40,741 shares of common stock under the plan in 2007, 2006 and 2005, respectively.
Issuance of Common Stock
The warrant holders from our March 31, 2005 private placement, exercised warrants to purchase 839,653 (of the 1.9 million shares issuable thereunder) at an exercise price of $2.50 per share of which 687,653 and 152,000 shares of our common stock were purchased for net proceeds of $1.6 million and $354 thousand in fiscal year 2007 and 2006 respectively. The remaining stock warrants for the purchase of 1,060,347 shares of our common stock expired on September 2, 2006. At June 30, 2007, there were 500,000 stock warrants outstanding from this private placement at an exercise price of $3.53 per share, which will expire April 1, 2010.
During fiscal year 2007, we issued 14,375 shares of common stock through the exercise of common stock options issued under the Omnibus Stock Plan. During the fiscal year ended June 30, 2007, the Company issued 42,500 shares as restricted stock grants, which vest over four years, of which 2,500 shares were cancelled due to employee terminations. The Company recognized a $22 thousand expense during the period related to these restricted stock grants. An additional 27,513 shares were issued in June 2007 for the payment of interest due from on the Series A note. There are warrants to purchase 1,860,760 shares of common stock outstanding issued in connection with the sale of Series A Senior Convertible debt at an exercise price of $0.84 per share which expire June 8, 2014.
On September 26, 2006, we issued 138,704 shares to settle notes payable to the former 2helix owners that were due on September 30, 2006.
During fiscal year 2006, we issued 331,368 shares of common stock through the exercise of common stock options issued under the Omnibus Stock Plan. During the fiscal year ended June 30, 2006, the Company issued 148,667 shares as restricted stock grants of which 97,167 were cancelled, including 85,167 shares cancelled during fiscal year 2007. These grants vest over four years. The Company recognized $143 thousand expense related to these stock grants during fiscal year 2007.

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
Issuance of Warrants
On June 8, 2007, ACE*COMM Corporation completed a private placement of $4.2 million of senior secured convertible notes. In addition to the notes, 1,860,760 warrants were issued at an exercise price of 0.84 per share which will expire June 8, 2014. . The warrants were valued using the Black Scholes option pricing model at approximately $933 thousand as described in Note 6. The following assumptions were used in the determination of the fair value of the warrants: volatility of 97.50%; dividend rate of 0%; risk free rate of return of 4.75% and a life of 7 years.
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
We renegotiated the additional investment right with the investors in October 2005. Instead of a six-month additional investment right to acquire 1,000,000 shares of ACE*COMM common stock at an exercise price of $2.50 per share, each share of which would come with a five-year warrant to acquire 0.50 shares of ACE*COMM common stock at an exercise price of $3.53 per share, the investors now hold warrants to purchase 1.9 million shares at an exercise price of $2.50 per share for a six month period commencing with effectiveness of the registration statement. The registration statement covering the stock issued to the investors and the shares underlying the warrants was declared effective on March 3, 2006. In addition, certain provisions related to the possible payment of liquidated damages were modified to cap the amount of such damages, which could be paid. Management has considered the provisions of EITF 00-19 and determined the warrants to be properly classified as equity instruments.
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

The terms of option grants and issuances of restricted stock, stock appreciation rights and phantom stock options, including vesting and exerciseability, are determined by the Compensation Committee of the Board of Directors. Options and phantom stock options granted to date vest either immediately or over a period of one to eight years from the date of grant, subject to accelerated vesting in certain events such as a change of control, and expire upon the earlier of the employee’s termination or five or ten years from the date of grant. During the years ended June 30, 2007, 2006 and 2005 ACE*COMM did not grant any performance-based options.
During the past several years the Company has initiated numerous cost reduction measures which have affected our employees, including their compensation. To promote employee retention, we accelerated 640,343 previously unvested employee stock options effective in June 2005. While such options were “out of the money,” management believes the acceleration will provide flexibility and therefore possible value to these employees in the future. Under current accounting guidance at that time, no compensation expense was recorded in our financial statements. Had we not accelerated the vesting of these options, compensation expense of $402 thousand and $238 thousand would have been recorded in the income statement upon the required adoption of SFAS 123(R) for fiscal years 2006 and 2007, respectively. An additional 241,154 employee stock options were not accelerated as of June 30, 2005, of which 188,333 were held by executive officers of the Company.
Vested options and phantom stock options become exercisable immediately upon vesting or within three years from the date of grant. There were outstanding phantom stock options totaling 5,800, as of June 30, 2007, and 6,800 as of June 30, 2006 and 2005, and no stock appreciation rights had been granted. Compensation cost associated with the phantom stock options was immaterial.
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

Information relating to all the plans is summarized as follows:

	Omnibus Plan		Directors’ Plan		i3 Mobile
		Weighted		Weighted		Weighted
	Number	Avg.	Number	Avg.	Number	Avg.
	of	Share	of	Share	of	Share
	Shares	Price	Shares	Price	Shares	Price
Outstanding Options at June 30, 2004	1,708,900	$2.88	90,000	$5.41	55,990	$33.32

Granted	397,000	1.99	21,000	2.08	—	—
Exercised	(29,352)	1.12	—	—	—	—
Expired	(57,755)	2.78	(33,000)	9.75	—	—

Outstanding Options at June 30, 2005	2,018,793	2.73	78,000	2.68	55,990	33.32

Granted	148,667	—	42,000	2.17	—	—
Exercised	(331,368)	1.77		—	—	—
Expired	(51,943)	1.62	(21,000)	3.84	(11,442)	30.49

Outstanding Options at June 30, 2006	1,784,149	2.71	99,000	2.21	44,548	34.05

Granted	585,500	0.89	21,000	0.97	—	—
Exercised	(30,628)	0.60	—	—	—	—
Expired	(434,506)	2.52	(9,000)	1.22	—	—

Outstanding Options at June 30, 2007	1,904,515	2.23	111,000	2.06	44,548	34.05

Options exercisable at
June 30, 2005	1,777,639	$2.92	39,000	$2.98	55,990	$33.32

June 30, 2006	1,536,649	$3.02	45,002	$2.16	44,548	$34.05

June 30, 2007	1,351,268	$2.80	66,001	$2.36	44,548	$34.05

Options available for granting	744,288		289,000		—

The following table summarizes information about stock options outstanding at June 30, 2007:

Options Outstanding				Options Exercisable
		Weighted-
		Average
	Number	Remaining	Weighted-	Number	Weighted-
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	at June 30, 2007	Life (yrs)	Exercise Price	at June 30, 2007	Exercise Price
$0.00 - $2.00	1,133,169	6.2	$1.13	558,922	$1.43
$2.01 - $4.00	655,009	5.2	2.67	631,010	2.69
$4.01 - $6.00	38,438	0.9	5.00	38,438	5.00
$6.01 - $8.00	196,778	1.4	6.51	196,778	6.51
$8.01 - $10.00	1,500	2.6	8.50	1,500	8.50
$10.01 - $15.00	7,504	3.9	13.54	7,504	13.54
$15.01 - $100.00	27,665	5.3	49.80	27,665	49.80

	2,060,063			1,461,817

The aggregate intrinsic value of the stock options was nominal at June 30, 2007. The total intrinsic value of stock options exercised was $27 thousand, $403 thousand, and $52 thousand during the years ended June, 30, 2007, 2006, and 2005, respectively.
NOTE 10 — MERGERS AND ACQUISITIONS
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
On October 28, 2005, the Company and the former owners of 2helix entered into a Deed of Variation and settlement amendment relating to the sale and purchase of the entire issued share capital of Double Helix Solutions Limited. Under the terms of the agreement, 500,000 shares of ACE*COMM stock issued in the original transaction were returned to the Company, the remaining notes and accrued interest of $745 thousand were reduced to $373 thousand and the maturity dates were extended to September 30, 2006. This was in exchange for a new earn-out of 618,084 ACE*COMM shares with a graduated payment schedule based upon the revenues generated from the sales of Network Business Intelligence products and services over the next two fiscal years ending on June 30, 2007. The minimum threshold for the earn-out was not met as of June 30, 2007 and no shares were earned. On September 26, 2006, we issued 138,704 shares to settle these revised notes.
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

	Years ended June 30,
	2007	2006	2005
Basic EPS:
Net income (loss) (numerator):
Net income (loss) available to common shareholders	$(9,462)	$319	$(6,462)

Shares (denominator):
Weighted average common shares	17,861	16,899	14,555

Basic EPS	$(0.53)	$0.02	$(0.44)

Diluted EPS:
Net income (loss)(numerator):
Net income (loss) available to common shareholders	$(9,462)	$319	$(6,462)

Shares (denominator):
Weighted average common shares	17,861	16,899	14,555
Stock options	—	400	—
Restricted stock	—	88	—
Warrants	—	55	—

Total weighted shares and equivalents	17,861	17,442	14,555

Diluted EPS	$(0.53)	$0.02	$(0.44)

Due to the loss incurred during the years ended June 30, 2007 and 2005, no incremental shares related to stock options are included in the calculation of Diluted EPS because the effect would be anti-dilutive. A total of 4,420,823 potentially dilutive shares related to outstanding stock options and warrants was not included in the EPS calculation at June 30, 2007 since their effect would be anti-dilutive. The impact of the conversion of the Series A Senior Secured Convertible Notes have been excluded at June 30, 2007 since the conversion into a maximum of 5,250,000 shares would have been antidilutive.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
ACE*COMM leases office space under non-cancelable operating leases. Lease terms range from six months to five years and include renewal options for additional periods. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Additionally, ACE*COMM leases equipment under operating leases that, in the aggregate, are not significant.
We are committed for the payment of minimum rentals under operating lease agreements through the year 2012 in the following amounts (in thousands):

Year ending June 30,	Amount
2008	$976
2009	572
2010	224
2011	153
2012	103

$2,028

The total rental expense under operating leases was $1.2 million, $1.2 million, and $953 thousand for the years ended June 30, 2007, 2006 and 2005, respectively.

NOTE 13 — SEGMENT INFORMATION AND BUSINESS CONCENTRATION
The Company is managed as one segment and results are measured based on revenue type and not business unit. However, we do not measure operating profit by revenue source. The following table reflects revenues by type and geographic area (in thousands):

	2007	2006	2005
Revenue by Type
Enterprise	$4,325	$10,179	$6,656
Network Service Provider (NSP)	5,902	10,069	7,554
Operations Support Systems (OSS)	3,055	6,423	5,732
IT and Other	—	—	19

Total Revenue	$13,282	$26,671	$19,961

Revenue by Location
U.S.	$5,732	$11,447	$6,241
Canada and Mexico	824	1,226	734
Asia	2,539	3,054	3,049
Europe	2,966	7,049	7,418
South America	40	427	38
Africa and Middle East	1,181	3,468	2,481

Total revenue	$13,282	$26,671	$19,961

We purchased 2helix in March 2005. Accordingly, the results of 2helix revenues are included in our results of operations beginning in March 2005. As part of the integration of 2helix, we have implemented cost reduction and efficiency actions consistent with our prior efforts to maintain costs.
During the years ended June 30, 2007, 2006 and 2005, one customer comprised 10%, 22%, and 10% of total revenue, respectively. Total revenues earned outside of the U.S. represents 57%, 57% and 69% of total revenue earned for the year ended June 30, 2007, 2006 and 2005.
Five customers represented approximately 51% of ACE*COMM’s gross accounts receivable balances as of June 30, 2007. One customer accounted for 21% of the gross accounts receivable balance at June 30, 2007. To reduce credit risk, ACE*COMM conducts ongoing credit evaluations of its customers and, based upon the results of those evaluations, requires letters of credit or other pre-payment arrangements. ACE*COMM maintains accounts receivable allowances to provide for potential credit losses.
Operations in various geographical areas are summarized as follows (in thousands):

		June 30,
	2007	2006	2005

North America:
Total revenue	$10,389	$19,882	$14,353
Identifiable assets	$9,511	$14,169	$10,733
United Kingdom:
Total revenue	$2,179	$5,447	$4,694
Identifiable assets	$650	$2,046	$2,283
Australia:
Total revenue	$715	$1,342	$914
Identifiable assets	$342	$146	$515

NOTE 14: SELECTED QUARTERLY FINANCIAL DATA
The following table presents certain unaudited statement of operations data for each quarter of 2007 and 2006. This data has been derived from our unaudited financial statements and has been prepared on the same basis as our audited financial statements, which appear in this Annual Report on Form 10-K. In the opinion of our management, this data includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such data. Such quarterly results are not necessarily indicative of future results of operations. This information is qualified by reference to, and should be read in conjunction with, our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal Three Months Ended
	2007				2006
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2007	2007	2006	2006	2006	2006	2005	2005
	(in thousands except per share data)
Statement of Operations Data:
Revenue	$4,008	$3,106	$3,146	$3,022	$6,545	$6,703	$6,737	$6,686
Gross profit	1,479	552	916	946	3,481	4,408	4,636	4,005
Net income (loss)	(1,575)	(2,604)	(2,538)	(2,745)	(492)	365	347	99

Net income (loss) per share:
Basic	$(0.09)	$(0.14)	$(0.14)	$(0.16)	$(0.03)	$0.02	$0.02	$0.01

Diluted	$(0.09)	$(0.14)	$(0.14)	$(0.16)	$(0.03)	$0.02	$0.02	$0.01

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
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (in thousands):

			Recoveries
	Beginning	Charged to	of Prior		Ending
Description	Balance	Expenses	Write-offs	Write-offs	Balance
Year ended June 30, 2007:
Allowance for doubtful accounts	$233	$(1)	$9	$76	$165
Reserve for obsolete inventory	$358	$76	$—	$—	$434
Tax valuation allowance	$16,377	$4,028	$—	$—	$20,405

Year ended June 30, 2006:
Allowance for doubtful accounts	$89	$195	$2	$53	$233
Reserve for obsolete inventory	$325	$37	$—	$4	$358
Tax valuation allowance	$15,927	$450	$—	$—	$16,377

Year ended June 30, 2005:
Allowance for doubtful accounts	$535	$126	$32	$604	$89
Reserve for obsolete inventory	$199	$126	$—	$—	$325
Tax valuation allowance	$13,826	$2,101	$—	$—	$15,927