Form 10-Q
period 2007-09-30
ACE COMM CORP
filed 2007-11-14
CIK 1017526

As filed with the Securities and Exchange Commission on November 14, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
YES ☐     NO ☑
The number of shares of Common Stock outstanding as of November 6, 2007 was 19,208,219.

ACE*COMM CORPORATION
INDEX

Part I — Financial Information

Item 1	Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and June 30, 2007	3

	Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2007 and 2006	4

	Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2007 and 2006	5

	Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2007 and the year ended June 30, 2007	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2	Management’s Discussion and Analysis of Results of Operations and Financial Condition	14

Item 3	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4	Controls and Procedures	27

Part II — Other Information

Item 6	Exhibits	27

Signatures

Certifications

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
ACE*COMM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	September 30,	June 30,
	2007	2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,284	$2,622
Restricted cash	349	349
Accounts receivable, net	4,117	3,831
Inventories, net	760	769
Deferred contract costs	41	—
Prepaid expenses and other	775	688

Total current assets	7,326	8,259
Property and equipment, net	787	749
Goodwill	386	386
Acquired intangibles, net	405	512
Other non-current assets, net	489	597

Total assets	$9,393	$10,503

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$971	$880
Accrued expenses	1,348	1,758
Accrued compensation	845	878
Deferred revenue	3,621	3,798

Total current liabilities	6,785	7,314
Series A Senior Convertible Note, net of a debt discount of $1,613 and $1,780	2,587	2,420

Total liabilities	9,372	9,734

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 45,000,000 shares authorized, 19,106,513 and 18,647,962 shares issued and outstanding	191	186
Additional paid-in capital	39,532	39,320
Other accumulated comprehensive loss	(29)	(28)
Accumulated deficit	(39,673)	(38,709)

Total stockholders’ equity	21	769

Total liabilities and stockholders’ equity	$9,393	$10,503

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the three months ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)

Revenue
Licenses and hardware	$1,099	$458
Services	3,042	2,564

Total revenue	4,141	3,022

Cost of licenses and hardware revenue	308	303
Cost of services revenue	1,628	1,773

Total cost of revenue	1,936	2,076

Gross profit	2,205	946
Selling, general, and administrative	2,554	2,832
Research and development	337	780

Loss from operations	(686)	(2,666)
Interest expense	277	79

Loss before income taxes	(963)	(2,745)
Income tax expense	1	—

Net loss	$(964)	$(2,745)

Basic net loss per share	$(0.05)	$(0.16)

Diluted net loss per share	$(0.05)	$(0.16)

Shares used in computing net loss per share:
Basic	18,250	17,441

Diluted	18,250	17,441

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(964)	$(2,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	379	401
Amortization of debt discount	167	—
Provision for doubtful accounts and inventory reserves	19	49
Restricted stock compensation expense	29	25
Stock option and employee stock purchase plan compensation expense	59	34
Issuance of common stock as payment of interest	121	—

Changes in operating assets and liabilities:
Accounts receivable	(286)	1,183
Inventories, net	(10)	20
Prepaid expenses and other assets	(87)	(45)
Deferred contract costs	(41)	(67)
Accounts payable	91	(165)
Accrued liabilities	(443)	13
Deferred revenue	(177)	(352)

Net cash used in operating activities	(1,143)	(1,649)

Cash flows from investing activities:
Purchases of property and equipment	(126)	(75)
Proceeds from other non-current assets	—	12
Purchase of software license	(76)	(86)

Net cash used in investing activities	(202)	(149)

Cash flows from financing activities:
Net borrowings on line of credit	—	(124)
Other notes payable	—	(5)
Proceeds from exercise of stock warrants	—	1,599
Proceeds from employee stock purchase plan and exercise of stock options	8	32

Net cash provided by financing activities	8	1,502

Net decrease in cash and cash equivalents	(1,337)	(296)
Effect of exchange rate change on cash	(1)	49
Cash and cash equivalents at beginning of period	2,622	946

Cash and cash equivalents at end of period	$1,284	$699

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6	$73
Cash paid during the period for income taxes	$1	$—
Supplemental disclosure of non-cash investing and financing activities:
Settlement of 2helix notes payable	$—	$289
Issuance of common stock in connection with software purchase	$—	$—
The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance, June 30, 2006	17,788	178	35,257	(91)	(29,247)	6,097
Exercise of common stock options	14	—	18	—	—	18
Employee stock purchase plan	37	—	69	—	—	69
2helix notes payable settlement	139	1	287	—	—	288
Exercise of warrants	688	7	1,591	—	—	1,598
Payment of interest from financing	27	—	26	—	—	26
Restricted stock grants, net of forfeitures	(45)	—	82	—	—	82
Warrants granted in connection with the sale of Series A Senior Secured Convertible Notes	—	—	1,814	—	—	1,814
Stock option compensation expense	—	—	176	—	—	176
Foreign currency translation	—	—	—	63	—	63
Net loss	—	—	—	—	(9,462)	(9,462)

Balance, June 30, 2007	18,648	186	39,320	(28)	(38,709)	769
Employee stock purchase plan	11	—	8	—	—	8
Payment of interest from financing	174	2	119	—	—	121
Restricted stock grants, net of forfeitures	274	3	26	—	—	29
Stock option compensation expense	—	—	59	—	—	59
Foreign currency translation	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(964)	(964)

Balance, September 30, 2007	19,107	191	39,532	(29)	(39,673)	21

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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by management of ACE*COMM Corporation pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements of the type included in the Annual Report on Form 10-K are not required to be included in and have been omitted from this report. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.
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
In situations when our products involve significant modification or customization of software, or when our systems integration and product development are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. Approximately 25% and 13% of our revenues were calculated under this method for the three months ended September 30, 2007 and 2006, respectively. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered as the majority of the hardware is from third parties and the hardware is rarely modified.
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
When our contracts contain extended payment terms, we defer recognition of revenue until amounts become due pursuant to payment schedules and no other uncertainties exist. We correspondingly defer a proportionate amount of contract cost, which will be matched against the deferred revenue when recognized. Should management make the determination that previously deferred revenue will not be recognized, the corresponding amount of deferred contract cost will be charged to expense at that time. In accordance with this policy, we have deferred costs of $41 thousand as of September 30, 2007 and no deferred contract costs as of June 30, 2007.
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
Cash and Cash Equivalents
ACE*COMM considers all investments with an original maturity of three months or less to be cash equivalents. Cash held in foreign bank accounts was $186 thousand and $354 thousand at September 30, 2007 and 2006, respectively.
Restricted Cash
The Company maintains a cash deposit of $349 thousand used as collateral for letters of credit issued as security deposits on office leases and contract deposits.
Impairment of Long-Lived Assets
We evaluate the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. We did not record an impairment during the three months ended September 30, 2007 or 2006.

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
Amortization expense for identified intangibles acquired were $107 thousand for the three months ended September 30, 2007 and 2006. Estimated future aggregate annual amortization expense for intangible assets is as follows (in thousands):

Year Ended June 30,	Amount

2008	$376
2009	$136
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
Income Taxes
ACE*COMM accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance reduces deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
Total comprehensive income (loss) consists of the following (in thousands):

	For the three months ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)

Net (loss) income	$(964)	$(2,745)
Other comprehensive income (foreign currency translation)	(1)	32

Total comprehensive (loss) income	$(965)	$(2,713)

Recently Issued Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of SFAS No. 159 on its consolidated results of operations and financial position.
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
NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable consists of the following (in thousands):

	September 30,	June 30,
	2007	2007

Billed receivables	$2,721	$2,380
Unbilled and other receivables	1,561	1,616
Allowance for doubtful accounts	(165)	(165)

	$4,117	$3,831

Billed
At September 30, 2007, five of our customers, including three international customers, comprised $1.6 million or 58% of the total billed receivables. One of these five customers has billed receivables totaling $201 thousand that have been outstanding for longer than ninety days. We have total billed receivables of $574 thousand outstanding for longer than ninety days. Management believes the outstanding amounts will be collected. International customers have traditionally taken longer to pay than domestic customers.

Unbilled
Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year.
NOTE 4 — INVENTORIES
Inventories consist of the following (in thousands):

	September 30,	June 30,
	2007	2007

Inventories	$1,213	$1,203
Allowance for obsolescence	(453)	(434)

	$760	$769

Inventory write-offs were $19 thousand for the three months ended September 30, 2007 and 2006. In September 2005, we purchased a non-exclusive perpetual software license valued at $1.3 million. The cost of the license is being amortized over 36 months beginning in October 2005. The current portion of the license of $480 thousand is included in inventory with the balance of the license included in other assets.
NOTE 5 — STOCKHOLDERS’ EQUITY
During the three months ended September 30, 2007, the Company issued 11,045 shares of common stock under the Employee Stock Purchase Plan. The Company also issued 275,000 shares as restricted stock grants which vest over three years and cancelled 1,125 shares of previously granted restricted stock due to employee terminations. The Company recognized a $29 thousand expense during the three months ended September 30, 2007 related to these restricted stock grants.
In addition, 173,631 shares were issued during the first quarter of fiscal year 2008 for the payment of interest from the Series A note.
Warrants
At September 30, 2007, there are 500,000 stock warrants outstanding from the March 31, 2005 private placement at an exercise price of $3.53 per share, which expire April 1, 2010. Also, there are warrants to purchase 1,860,760 shares of common stock outstanding issued in connection with the sale of Series A Senior Convertible debt on June 8, 2007 at an exercise price of $0.84 per share which expire June 8, 2014.
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
The interest rate of 11.25% per annum will be reduced by 1% for every 25% increase in the share price over the life of the loan, but will be readjusted in the event of a subsequent share price reduction. The notes are convertible, from time to time, into shares of the Company’s common stock at a fixed conversion price of $0.80 per share, subject to certain adjustments. These adjustments will include an adjustment provision commonly known as a “ratchet,” which automatically lowers the conversion price if subsequent issuances of equity occur at a price below the conversion price, although the agreements prohibit the Company from making such issuances of equity and thereby lowering the conversion price until all necessary shareholder approvals have been obtained. The notes also include standard anti-dilution provisions, which adjust the conversion rate in the event of a stock split, stock dividend, combination or similar corporate transaction.
The notes are guaranteed by the Company’s subsidiaries and secured by a pledge of substantially all assets of the Company and its subsidiaries. Proceeds from these notes replace the Company’s outstanding lines of credit with Silicon Valley Bank. The notes contain various financial covenants, including requirements to maintain specified minimum tangible net worth, cash, quarterly revenues, EBITDA and eligible working capital. Events of default include the failure to pay principal, interest or other payments when due, material breaches of the investment documents, certain change of control events and specified bankruptcy events. Upon an event of default, the principal and all accrued interest may be accelerated at the option of the holders and become immediately due and payable, and the holders have the right to require the Company to repurchase the notes at a price equal to 125% of the outstanding principal amount plus accrued interest.
The investment documents contain various limitations on other debt and equity financings during the three years in which the notes are outstanding, and require the proceeds of any such financings to be used to make an offer to pay down the notes. Those limitations include prohibitions on the incurrence of other senior or secured debt and rights of first refusal in the event of other debt and equity financings. The investors also have rights of approval over proposed sales of assets and rights of first refusal in the event of sales of any business line. At September 30, 2007, the Company was in compliance with all covenants.
In connection with the issuance of these notes, the Company issued stock purchase warrants for the purchase of up to 1,860,760 shares of the Company’s common stock at $0.84 per share. This stock purchase warrant expires on June 8, 2014. Based on the relative fair value of the note and stock purchase warrants, the stock purchase warrant has been assigned a value of $933 thousand, which represents a note discount. The Company also calculated the value of beneficial conversion feature associated with these notes of $880 thousand. The discount related to the warrants and beneficial conversion feature will be amortized to interest expense over the life of the notes. The Company has a best efforts obligation to register the shares and has filed a registration statement, which is presently in review by the SEC.
NOTE 7 — INCOME TAXES
The Company is in a net operating loss carry forward position. In the event we experience a change in control as defined by the Internal Revenue Service, use of some or all of our net operating loss carry forwards may be limited. The Company has established a valuation allowance to offset its net deferred tax asset balance.
Effective July 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effects of applying this interpretation did not have a significant impact on either our net deferred tax assets or valuation allowance.
We have made no adjustments to the classification of assets or liabilities, or recognized any income tax related liability for unrecognized tax benefits, in connection with the adoption of FIN 48.
The Company is subject to income taxes in the U.S federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 1998.
In adopting FIN 48, the Company changed its previous method of classifying interest and penalties related to unrecognized tax benefits as income tax expense to classifying interest accrued as interest expense and penalties as operating expenses.
Subsequently, in May 2007, the FASB published FSP FIN 48-1. FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of our adoption of FIN 48, our accounting is consistent with the guidance in FSP FIN 48-1.

NOTE 8 — SEGMENT INFORMATION
The Company is managed as one segment and results are measured based on revenue type and not business unit. However, we do not measure operating profit by revenue source. The following table reflects revenues by type and geographic location:

	For the three months ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)

Revenue by Type
Enterprise	$1,417	$964
Advanced Operations Support Systems (AOSS)	2,637	2,058
Value Added Services	87	—

Total Revenue	$4,141	$3,022

Revenue by Location
Asia	$330	$400
Europe	1,097	879
Middle East	1,021	369
North America	1,693	1,334
South America	—	40

Total Revenue	$4,141	$3,022

During the three months ended September 30, 2007, one customer comprised 22% of revenue and during the three months ended September 30, 2006, a different customer comprised 11% of revenue. Total revenues earned outside of the U.S. represents 61% of total revenue earned for the three months ended September 30, 2007.

NOTE 9 — EARNINGS PER SHARE (in thousands, except per share amounts)
The following is a reconciliation of the numerators and denominators of basic net income (loss) per common share (“Basic EPS”) and diluted net income (loss) per common share (“Diluted EPS”):

	For the three months ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Basic EPS:
Net income (loss) — numerator
Net income (loss) available to common shareholders	$(964)	$(2,745)
Shares — denominator
Weighted average common shares	18,250	17,441

Basic EPS	$(0.05)	$(0.16)

Diluted EPS:
Net income (loss) — numerator
Net income (loss) available to common shareholders	$(964)	$(2,745)
Shares — denominator
Weighted average common shares	18,250	17,441
Stock options	—	—
Restricted stock	—	—

Total weighted shares and equivalents	18,250	17,441

Diluted EPS	$(0.05)	$(0.16)

Diluted EPS
Due to the loss incurred during the three months ended September 30, 2007, no incremental shares related to stock options are included in the calculation of Diluted EPS because the effect would be anti-dilutive. A total of 4,810,447 potentially dilutive shares related to outstanding stock options and warrants were not included in the EPS calculation at September 30, 2007 since their effect would be anti-dilutive. The impact of the conversion of the Series A Senior Convertible Notes has been excluded at September 30, 2007 since the conversion into the maximum of 5,250,000 shares would have been anti-dilutive.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company, some or all of which may involve risk and uncertainty. ACE*COMM often introduces a forward-looking statement by such words as “anticipate,” “plan,” “projects,” “continuing,” “ongoing,” “expects,” “management (or the Company) believes,” or “intend.” Investors should not place undue reliance on these forward-looking statements, which involve estimates, assumptions, risks and uncertainties that could cause actual results to vary materially from those expressed in this Report or from those indicated by one or more forward-looking statements. The forward-looking statements speak only as of the date on which they were made, and the Company undertakes no obligation to update any of the forward-looking statements. In evaluating forward-looking statements, the risks and uncertainties investors should specifically consider include, but are not limited to, demand levels in the relevant markets for the Company’s products, the ability of the Company’s customers to make timely payment for purchases of its products and services, the risk of additional losses on accounts receivable, success in marketing the Company’s products and services internationally, the effectiveness of cost containment strategies, as well as the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, and in subsequent reports filed with the Securities and Exchange Commission, including the matters set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Additional Factors Affecting Future Operating Results,” as well as other matters presented in this Report.

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
Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During the three months ended September 30, 2007, we had five customers generating $150,000 or more in revenue during the period (“Major Customers”) representing approximately 69% of total revenue. Our three largest customers during the three months ended September 30, 2007 were Giza Systems, whose purchases represented approximately 22% of total revenue, mBlox, Inc. accounted for 19% of total revenues and Northrop Grumman accounted for 18% of reported revenue. During the three months ended September 30, 2006, we had five Major Customers representing approximately 41% of total revenue. However, only one such customer, General Dynamics (11% of revenue), had revenue greater than 10% of reported revenue. The average revenue earned per Major Customer was $574 thousand and $247 thousand, respectively, for the three months ended September 30, 2007 and 2006.
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
We incurred significant losses in fiscal 2007, and in April 2007 we began reducing expenses to more closely align anticipated future revenues with expenses. During the past year, we have put more focus on our Patrol Suite of products marketed to carriers on a global basis. The sales cycles for these types of sales are longer than our other products and services and range from twelve to twenty-four months. We recently announced our first sales to carriers in North America and have entered into partnership arrangement with Alcatel-Lucent and VeriSign to resell our Patrol Suite of products.
In fiscal 2007, we introduced our next generation convergent mediation product OpenARMS™, an Advanced Revenue Management solution for telecommunications service providers. OpenARMS™ uses open source components that complement open orchestration and processing products from ACE*COMM’s current portfolio and are integrated using a fully extensible service oriented architecture (SOA). The solution is designed to satisfy a new breed of multi-media service providers with diverse order, product, contract and customer relationship management needs as well as billing, invoicing, and settlement needs, at a fraction of the price of traditional proprietary solutions. OpenARMS™ can be retrofitted into traditional carrier environments as the carriers reach out to customers with multi services offerings.

Over the last year, we have focused our sales resources on opportunities for our newest generation of NetPlus® EOSS products. We are focusing our sales activities on pursuing our traditional government markets and are being selective in pursuing large commercial enterprises to expand our NetPlus® customer base. Even as our newer technologies have been gaining market acceptance, we have experienced some reductions in demand for some of our traditional products due to the continuing changes in the telecommunications industry. We experienced a decline in the number of potential customers for our OSS products and services and a reduction in our existing customer base in the UK as a result of consolidation within the UK service provider market by network providers. Our largest customer in this group completed their service contract with us in the first quarter of fiscal 2007. This customer accounted for 1% of our consolidated revenue for the year ended June 30, 2007, and 5% of our consolidated revenues in fiscal year 2006.
We have experienced increased competition and a general delay associated with purchase decisions for our products and services. These factors, coupled with delays in existing contracts, have significantly reduced revenues. We have implemented additional cost reduction measures, which have reduced operating expenses. In the past fiscal year, total expenses have decreased $3.7 million or 14% over the prior year. In April 2007, the Company reduced operating expenses further by approximately $3.0 million per annum primarily through a reduction in personnel and personnel related costs. Because of the shortfalls in revenue, we have experienced severe liquidity demands and incurred large losses over the past fiscal year and in this first quarter of fiscal 2008.
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
Recent Developments
Delisting from Nasdaq Capital Market
The company’s common stock ceased trading on the Nasdaq Capital Market at the opening of business on September 17, 2007. The company’s common stock is trading on the OTC “Pink Sheets” but is expected to become eligible for trading on the OTC Bulletin Board if a market maker makes application to register in and quote the security in accordance with SEC Rule 15c2-11 and such application is cleared. Until such time trading in the common stock may be conducted in the “Pink Sheets.” Effective November 2, 2007, the common stock was trading on the Over the Counter Bulletin Board (OTCBB) under the symbol ACEC.OB.
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
In situations when our products involve significant modification or customization of software, or when our systems integration and services are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered. Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis. Approximately 25% and 13% of our revenue for the three months ended September 30, 2007 and 2006, respectively, was derived from contracts accounted for under the percentage of completion method.
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

Impairment of Long-Lived Assets
We evaluate the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. We did not record an impairment charge during the three months ended September 30, 2007 and 2006.
Results of Operations
The following table shows the percentage of revenue of certain items from ACE*COMM’s statements of operations:

	For the three months ended
	September 30,
	2007	2006

Revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	46.8%	68.7%
Selling, general and administrative expenses	61.7%	93.7%
Research and development	8.1%	25.8%

Income (loss) from operations	(16.6)%	(88.2)%
Interest expense	6.7%	2.6%

Income (loss) before income taxes	(23.3)%	(90.8)%
Income tax expense	0.0%	0.0%

Net income (loss)	(23.3)%	(90.8)%

Revenues
The following summarizes revenue for the three months ended September 30, (in thousands):

	For the three months ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)

Revenue
Licenses and hardware	$1,099	$458
Services	3,042	2,564

Total revenue	$4,141	$3,022

Total revenues for the three months ended September 30, 2007 were $4.1 million compared to $3.0 million in 2006, reflecting an increase of $1.1 million or 37%. During this quarter our revenues increased as we were able to book additional business on existing contracts, increase deliveries on existing contracts and deliver on new customer contracts.
License and hardware revenue increased by $0.6 million to $1.1 million for the three months ended September 30, 2007 compared to 2006. The increase during three months ended September 30, 2007, included increased revenues of $0.4 million from the U.S. Air Force and $0.1 million from a new customer in the U.K.

Services revenue increased by $0.4 million from $2.6 million for the three months ended September 30, 2006 to $3.0 million in 2007. The majority of this increase was principally the result of a new customer in the U.K. for our Advanced Operations Support Systems, which increased revenue by $0.7 million offset by completion of two service contracts in fiscal year 2007 for $0.3 million.

	For the three months ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)

Revenue by Type
Enterprise	$1,417	$964
Advanced Operations Support Systems (AOSS)	2,637	2,058
Value Added Services (VAS)	87	—

Total Revenue	$4,141	$3,022

Revenue from sales to enterprises increased 40% from $1.0 million for the three months ended September 30, 2006, to $1.4 million for the three months ended September 30, 2007. The increase is primarily as a result of an increase in revenues of $0.5 million from the U.S. Air Force.
Revenue from sales of Advanced Operations Support Systems increased 24% from $2.1 million to $2.6 million for the three months ended September 30, 2007, and represented 64% of total revenue. The increase during the three months ended September 30, 2007, included revenues of $0.8 million from a customer in the Middle East offset by completion of two service contracts in the U.K. in fiscal year 2007 for $0.3 million.
Revenue from sales of Value added Services increased 100% to $0.1 million for the three months ended September 30, 2007, compared to 2006. The increase is due to revenues from two contracts received in the third quarter of fiscal year 2007.
Backlog was $14.4 million as of September 30, 2007 compared to $12.9 million at June 30, 2007. We define backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services to be provided to customers generally within one year. We have experienced fluctuations in our backlog at various times. We anticipate that $8.6 million of the backlog will be recognized during the remainder of fiscal year 2008. Although we believe that our entire backlog consists of firm orders, our backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the contracting process.
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

Cost of revenue was $1.9 million and $2.1 million for the three months ended September 30, 2007 and 2006, respectively, representing 47% and 69% of revenues, respectively. The decrease relates to hardware costs of approximately $118 thousand for two contracts incurred in 2007 that were not incurred in the current quarter and our cost reduction measures. Because revenues increased significantly and most of our costs are relatively fixed, cost of revenue as a percentage of revenue decreased significantly.
Cost of licenses and hardware revenue was $308 thousand and $303 million for the three months ended September 30, 2007 and 2006, respectively, representing 28% and 66% of licenses and hardware revenue, respectively. The percentage of revenues decreased because fixed costs are being spread over higher revenues.
Cost of services revenue was $1.6 million and $1.8 million for the three months ended September 30, 2007 and 2006, respectively, representing 54% and 69% of services revenue for those periods, respectively. Cost of services revenue as a percentage of revenue decreased due to the increase in revenues.
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
SG&A expenses were $2.6 million and $2.8 million for the three months ended September 30, 2007 and 2006, representing 62% and 94% of total revenues in each period, respectively. The percentage decrease is primarily due to the increase in revenues. Additionally, the cost reductions implemented last fiscal year have reduced SG&A expenses. We plan to continue to monitor our general and administrative expenses and further reduce costs as appropriate.
Research and Development Expenses
Research and development (R&D) expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of our products such as OpenARMS and NetPlus and our convergent mediation service delivery platform.
Research and development expenses were $337 thousand and $780 thousand for the three months ended September 30, 2007 and 2006, respectively, and represented 8% and 26% of revenues for the three months ended September 30, 2007 and 2006, respectively. The decrease in research and development during the period relates to the reduction in the UK headcount for personnel working on R&D projects associated with JBill and Network Business Intelligence (NBI). These expenses were reduced as part of our cost reduction effort.
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
Liquidity and Capital Resources
Asset and Cash Flow Analysis
We had cash and cash equivalents of $1.3 million and $2.6 million at September 30, 2007 and June 30, 2007, respectively. The Company also has $349 thousand of restricted cash that can only be used as collateral for letters of credit. Cash and cash equivalents decreased by $1.3 million from June 30, 2007 to September 30, 2007, and comprised 14% and 25% of total assets as of September 30, 2007 and June 30, 2007, respectively. The increase in accounts receivable from $3.8 million at June 30, 2007 to $4.1 million at September 30, 2007 relates primarily to the increase in revenues. Working capital decreased $0.4 million from $0.9 million at June 30, 2007 to $0.5 million at September 30, 2007.

Our cash flow is dependent upon numerous factors, including the timing of customer orders and engagements, and related obligations and payments, market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of changes in the size of our operations and other factors.
Five customers represent 62% of our gross trade receivables balances as of September 30, 2007 and three of these customers are international. At September 30, 2007, approximately 21% of the Company’s billed accounts receivable was older than ninety days compared to 16% at June 30, 2007. Five customers comprised 58% of our billed accounts receivable at September 30, 2007, and 87% of this balance is current. We expect that international telecommunication and internet service providers will continue to take longer to make payments than domestic customers.
Our operating activities used $1.1 million and $1.6 million in cash during the three months ended September 30, 2007 and 2006, respectively. The change between periods in cash flows from operating activities is principally due to changes in net loss after adjustments for non-cash charges such as depreciation and amortization.
Net cash used for investing activities was $202 thousand and $149 thousand, respectively. Financing activities generated cash of $8 thousand and $1.5 million during the three months ended September 30, 2007 and 2006, respectively. The cash generated during the three months ended September 30, 2006, was primarily from the exercise of stock warrants by investors.
Cost Containment Program
Although revenues increased during the first quarter of fiscal 2008 and in the fourth quarter of 2007, we have continued to manage our expenses based on expectations as to anticipated revenues and expenses. In April 2007, the Company reduced operating expenses by approximately $3.0 million per annum primarily through a reduction in personnel and personnel related costs. We expect to have increased costs and continuing liquidity demands in the future as we devote significant efforts to delivering products and services, supporting our customers under existing contracts and investing in new products. If necessary, we will reduce operating expenses further and curtail certain of our operations and take other actions we believe will reduce expenses and preserve cash. In the first quarter of 2008, we began to see the benefits of these actions as our cash loss declined somewhat reducing our liquidity demands.
The following table summarizes contractual obligations and commitments as of September 30, 2007:

	Payments Due by Period
	(amounts in thousands)

Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating leases	$1,840	$988	$620	$232	$—
Other commitments	17	14	3	—	—

Total commitments	$1,857	$1,002	$623	$232	$—

We also have issued standby letters of credit for security deposits for office space and to guarantee service contracts as summarized in the following table. The standby letters of credit have a one-year term and renew annually.

	Commitment Expiration Per Period (in thousands)

	Total Amounts	Less than 1
Other Commercial Commitments	Committed	year	1-3 years	4-5 years	Over 5 years

Standby Letters of Credit	$349	$349	$—	$—	$—

Series A Senior Secured Convertible Note
On June 8, 2007, ACE*COMM Corporation completed a private placement of $4.2 million of senior secured convertible notes, yielding net proceeds to the Company of $3.6 million. The notes are to be repaid over a 3-year period ending June 2010, in equal monthly installments beginning December 30, 2008, 18 months into the term of the notes. Repayment must be in cash or, if the Company’s market price is 10% or more above the conversion price, in shares of the Company’s common stock, valued at the conversion price (or at the market price, in the event of payment of interest in stock). The stock portion of any repayment may not exceed 100% of the daily trading volume of the Company’s common stock without consent of the investors. The Company has a limited right to defer a specified number of monthly installments. A fuller description of these notes is set forth in Note 6 — Borrowings.
Liquidity Analysis
At September 30, 2007, we had cash and cash equivalents and restricted cash of $1.6 million. We expect to continue to have liquidity demands during the current fiscal year as we devote significant effort to delivering products and services and supporting our customers under the contracts resulting in our backlog at September 30, 2007.
We are continuing to manage our expenses to conserve cash and maintain adequate liquidity. In the fourth quarter of 2007, we reduced annual expenses by approximately $3.0 million annually and we were able to increase revenues in the quarter, but not to the level to reach break even. In the first quarter of 2008, we increased revenues slightly over the previous quarter and reduced our loss significantly, reducing our liquidity demand from previous levels. We have no significant commitments for capital expenditures at September 30, 2007. We believe that cash flows from operations, particularly collection of outstanding accounts receivable, receipt of new contracts, and our current cash will support our working capital requirements for the next twelve months, based on our current expectations as to anticipated revenue, expenses and cash flow.
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
Certain provisions from our recent private placement could make it more difficult for us to raise financing in the future, including an antidilution right known as a ratchet under which the note conversion price and warrant exercise price would decrease, and accordingly the number of shares issuable under the notes and warrants would increase, in the event we make subsequent issuances of equity at a price less than the note conversion price and warrant exercise price, unless the anti-dilution provision is waived or modified by the note holders. If the subsequent issuance is at a significantly lower price, the increase in the number of shares could be substantial, causing existing stockholders to suffer significant dilution in ownership interests and voting rights. These provisions also may inhibit our ability to raise additional equity capital while the notes and warrants are outstanding. We also agreed not to incur any senior debt and not to incur more than $2.5 million of subordinated debt, and substantially all of our assets have been pledged to secure certain indebtedness under the notes and we have agreed not to pledge any assets to support other indebtedness. With respect to equity offerings, we have granted the investors a right of first refusal, for as long as the notes are outstanding, to participate in any subsequent equity financing that we conduct. Further, we have agreed to use all proceeds of any equity or debt financing to fund an offering to repurchase the notes plus a 25% premium. These provisions may hamper our ability to raise additional capital while the notes are outstanding.

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
Demand for our Parent Patrol® product has not developed as rapidly as expected and overall demand is still uncertain.
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

Our delisting from the Nasdaq Capital Market and recent listing on the over-the-counter bulletin board could reduce the marketability of our shares and our ability to raise equity capital could be harmed.
Our common stock was delisted from the Nasdaq Capital Market and we are currently trading on the over-the-counter bulletin board. This could make it more difficult for investors to sell our shares, may cause the price of our common stock to decline to reflect this and may make it more difficult or expensive for us to raise additional equity capital in the future. In addition, since our common stock has been delisted, it comes within the definition of “penny stock” as defined in the Securities Exchange Act of 1934 and is covered by Rule 15g-9 of the Securities Exchange Act of 1934. That rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9’s applicability affects the ability or willingness of broker-dealers to sell our securities, and accordingly affects the ability of stockholders to sell their securities in a public market and limits our ability to raise additional equity capital in the future.
Our products must be continuously updated to work with changing technology and demand for our products could be impacted by any competitors introducing more advanced technology.
To maintain and improve demand for our products, we must continue to develop and introduce value added, timely and cost effective new products, features and services that keep pace with technological developments and emerging industry standards. Any failure to do this will limit the market into which we can sell our products and services. We have recently introduced new software products such as Parent Patrol® and are pursuing the development of others. These products have not yet achieved wide spread market acceptance, and the sales cycle for these products is longer than our other products and services, ranging from 12 to 24 months. With our increasing focus on sales of our Patrol Suite of products to carriers, our ability to achieve significant revenue growth may depend increasingly on the acceptance of these products and related services. Further, customers are always looking for the most advanced technology available, within certain price ranges. To the extent that competitors can offer more advanced technology within a given price range, our sales would be adversely affected. Further, customer technology upgrades can lead to sometimes lengthy delays in orders for our products until their system upgrades are complete and they are in a position to have our products installed as part of their new systems.
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
Many of our customers present potential credit risks, and we are dependent on a small number of major customers. The majority of our customers are in the telecommunication services industry and government sector, or are in the early stages of development when financial resources may be limited. Five customers represented 62% of our gross trade receivables balance as of September 30, 2007. Because we depend on a small number of major customers, and many of our customers present potential credit risks for different reasons, our results of operations could be adversely affected by non-payment or slow-payment of receivables. For a more detailed discussion of doubtful accounts please read the section labeled “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Allowance for Bad Debts.” Several of our international customers have negotiated extended payment terms, further separating the time payment is received from when costs are incurred.
We are increasingly subject to the risks and costs of international sales, and failure to manage these risks would have an adverse effect on us.
A substantial portion of our revenues are derived from international sales and are therefore subject to the risks of conducting business overseas, including the general economic conditions in each country, the overlap of different tax structures, the difficulty in managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, foreign currency translations and longer payment cycles. We derived approximately 61% and 60% of our revenue from customers outside of the United States for the three months ended September 30, 2007 and 2006 respectively. To the extent that we have increased our international revenue sources over the last three years, the impact of the risks related to international sales could have an increasingly larger effect on our financial condition as a whole.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk related to our Series A Senior Secured Convertible Notes. As of September 30, 2007, we owed $4.2 million on these notes. Our market risk sensitive instruments do not expose us to material market risk exposures. Should interest rates increase or decrease 1%, interest expense would increase or decrease $42 thousand per year based on our borrowings as of September 30, 2007. We are exposed to foreign currency risks related to our foreign operations. Principal currencies we have exposure to include the British pound and Canadian dollar. We do not hedge these exposures and fluctuations could impact our results of operations, financial position, and cash flows.
ITEM 4. CONTROLS AND PROCEDURES
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
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
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

ACE*COMM CORPORATION
November 14, 2007	By:	/s/ James W. Greenwell
James W. Greenwell
Chief Executive Officer

/s/ Steven R. Delmar
Steven R. Delmar
Chief Financial Officer (Principal Financial Officer)