Form 10-Q
period 2007-12-31
ACE COMM CORP
filed 2008-02-12
CIK 1017526

As filed with the Securities and Exchange Commission on February 12, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES ☐ NO ☑
The number of shares of Common Stock outstanding as of February 7, 2008 was 18,962,933.

ACE*COMM CORPORATION
INDEX

Part I — Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets (Unaudited) as of December 31, 2007 and June 30, 2007	3

	Consolidated Statements of Operations (Unaudited) for the three and six months ended December 31, 2007 and 2006	4

	Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2007 and 2006	5

	Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended December 31, 2007 and the year ended June 30, 2007	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2	Management’s Discussion and Analysis of Results of Operations and Financial Condition	14

Item 3	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4	Controls and Procedures	27

Part II — Other Information

Item 4	Submission of Matters to a Vote of Security Holders	28
Item 6	Exhibits	28

Signatures

Certifications

PART I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
ACE*COMM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	December 31,	June 30,
	2007	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,612	$2,622
Restricted cash	349	349
Accounts receivable, net	3,555	3,831
Inventories, net	715	769
Prepaid expenses and other	1,019	688

Total current assets	7,250	8,259
Property and equipment, net	712	749
Goodwill	386	386
Acquired intangibles, net	298	512
Other non-current assets, net	399	597

Total assets	$9,045	$10,503

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,052	$880
Accrued expenses	1,232	1,758
Accrued compensation	528	878
Deferred revenue	4,337	3,798

Total current liabilities	7,149	7,314
Series A Senior Convertible Note, net of a debt discount of $1,461 and $1,780	2,739	2,420

Total liabilities	9,888	9,734

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 45,000,000 shares authorized, 19,441,546 and 18,647,962 shares issued and outstanding	194	186
Additional paid-in capital	39,739	39,320
Other accumulated comprehensive loss	(37)	(28)
Accumulated deficit	(40,739)	(38,709)

Total stockholders’ equity	(843)	769

Total liabilities and stockholders’ equity	$9,045	$10,503

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Licenses and hardware	$743	$1,005	$1,842	$1,463
Services	3,590	2,141	6,632	4,705

Total revenue	4,333	3,146	8,474	6,168
Cost of licenses and hardware revenue	295	503	603	806
Cost of services revenue	2,051	1,727	3,679	3,500

Total cost of revenue	2,346	2,230	4,282	4,306
Gross profit	1,987	916	4,192	1,862
Selling, general, and administrative	2,611	2,730	5,165	5,562
Research and development	179	676	516	1,456

Loss from operations	(803)	(2,490)	(1,489)	(5,156)
Interest expense	267	47	544	126

Loss before income taxes	(1,070)	(2,537)	(2,033)	(5,282)
Income tax (benefit) expense	(4)	1	(3)	1

Net loss	$(1,066)	$(2,538)	$(2,030)	$(5,283)

Basic and diluted net loss per share	$(0.06)	$(0.14)	$(0.11)	$(0.30)

Shares used in computing net income (loss) per share:
Basic and diluted	18,270	18,006	18,146	17,724

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended
	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,030)	$(5,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	761	756
Amortization of debt discount	319	—
Provision for doubtful accounts and inventory reserves	28	60
Restricted stock compensation expense	64	47
Stock option and employee stock purchase plan compensation expense	109	71
Issuance of common stock as payment of interest	241	—
Changes in operating assets and liabilities:
Accounts receivable	286	6,191
Inventories, net	(66)	27
Prepaid expenses and other assets	(331)	(82)
Deferred contract costs	—	11
Accounts payable	172	(314)
Accrued liabilities	(876)	(636)
Deferred revenue	539	552

Net cash (used in) provided by operating activities	(784)	1,400

Cash flows from investing activities:
Purchases of property and equipment	(140)	(196)
Proceeds from other non-current assets	—	12
Purchase of software license	(90)	(94)

Net cash used in investing activities	(230)	(278)

Cash flows from financing activities:
Net borrowings on line of credit	—	(2,607)
Other notes payable	—	(17)
Proceeds from exercise of stock warrants	—	1,599
Proceeds from employee stock purchase plan and exercise of stock options	13	48

Net cash provided by (used in) financing activities	13	(977)

Net increase (decrease) in cash and cash equivalents	(1,001)	145
Effect of exchange rate change on cash	(9)	79
Cash and cash equivalents at beginning of period	2,622	946

Cash and cash equivalents at end of period	$1,612	$1,170

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9	$130
Cash paid during the period for income taxes	$2	$2
Supplemental disclosure of non-cash investing and financing activities:
Settlement of 2helix notes payable	—	$289
The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance, July 1, 2006	17,788	$178	$35,257	$(91)	$(29,247)	$6,097
Exercise of common stock options	14	—	18	—	—	18
Employee stock purchase plan	37	—	69	—	—	69
2helix notes payable settlement	139	1	287	—	—	288
Exercise of warrants	688	7	1,591	—	—	1,598
Payment of interest from financing	27	—	26	—	—	26
Restricted stock grants, net of forfeitures	(45)	—	82	—	—	82
Warrants granted in connection with the sale of Series A Senior Secured Convertible Notes	—	—	1,814	—	—	1,814
Stock option compensation expense	—	—	176	—	—	176
Comprehensive loss:
Foreign currency translation	—	—	—	63	—
Net loss	—	—	—	—	(9,462)
Total comprehensive loss						(9,399)

Balance, June 30, 2007	18,648	186	39,320	(28)	(38,709)	769
Employee stock purchase plan	22	—	13	—	—	13
Payment of interest from financing	499	5	236	—	—	241
Restricted stock grants, net of forfeitures	273	3	61	—	—	64
Stock option compensation	—	—	109	—	—	109
Comprehensive loss:
Foreign currency translation	—	—	—	(9)	—
Net loss	—	—	—	—	(2,030)
Total comprehensive loss						(2,039)

Balance, December 31, 2007	19,442	$194	$39,739	$(37)	$(40,739)	$(843)

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
ACE*COMM Corporation, and its wholly owned subsidiaries, Solutions ACE*COMM Corporation, incorporated in Quebec in 1996, ACE*COMM Solutions UK Limited, incorporated in the United Kingdom in 2003, ACE*COMM Solutions Australia Pty Limited, incorporated in Australia in 2004, i3 Mobile acquired in December 2003 and Double Helix Solutions Limited acquired in March 2005, are referred to in this document collectively as ACE*COMM, unless otherwise noted or the context indicates otherwise. All inter-company transactions have been eliminated in consolidation.
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
Earnings (Loss) per Share
The basic net loss per share presented in the accompanying financial statements are computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net earnings per share generally includes the effect, if dilutive, of potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options and warrants) were exercised and converted to common stock.
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
In situations when our products involve significant modification or customization of software, or when our systems integration and product development are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. Approximately 49% and 37% of our revenues were calculated under this method for the three and six months ended December 31, 2007. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered as the majority of the hardware is from third parties and the hardware is rarely modified.
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
When our contracts contain extended payment terms, we defer recognition of revenue until amounts become due pursuant to payment schedules and no other uncertainties exist. We correspondingly defer a proportionate amount of contract cost, which will be matched against the deferred revenue when recognized. Should management make the determination that previously deferred revenue will not be recognized, the corresponding amount of deferred contract cost will be charged to expense at that time. In accordance with this policy, we had no deferred contract costs as of December 31, 2007 and June 30, 2007.
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
Cash and Cash Equivalents
ACE*COMM considers all investments with an original maturity of three months or less to be cash equivalents. Cash held in foreign bank accounts was $445 thousand and $389 thousand at December 31, 2007 and 2006, respectively.
Restricted Cash
The Company maintains a cash deposit of $349 thousand used as collateral for letters of credit issued as security deposits on office leases and contract deposits.

Impairment of Long-Lived Assets
We evaluate the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. We did not record an impairment charge during the six months ended December 31, 2007 or 2006.
Intangibles and Goodwill
Intangibles and goodwill acquired in connection with business acquisitions are stated at their fair value on the date of purchase. The cost of intangibles which are subject to amortization are amortized on a straight-line basis over their expected lives of two to five years. The recoverability of carrying values of amortizable intangible assets is evaluated on a recurring basis whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recovery of assets to be held and used is measured by comparing the carrying value of these assets with the expected future cash flows generated by the assets. If the assets are considered to be impaired, the impairment is recognized by the amount by which the carrying amount of the assets exceeds their fair value. Goodwill and intangibles with indefinite lives are not amortized, but are subject to an annual impairment test, pursuant to the provision of FAS No. 142 “Goodwill and Other Intangible Assets”. The primary indicators are current and forecasted profitability and cash flow of the related business. There have been no adjustments to the carrying values of goodwill or intangible assets resulting from these impairment tests during 2007.
Amortization expense for identified intangibles acquired was $214 thousand for the six months ended December 31, 2007 and 2006. Aggregate annual amortization expense for intangible assets is as follows (in thousands):

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
Foreign Currency
The Company considers the functional currency of its foreign subsidiaries to be the local currency. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period and revenue and costs are translated using weighted average exchange rates for the period. Capital accounts are translated at historical exchange rates. The resulting translation adjustments are reported in accumulated other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, such as those resulting from the settlement of receivables and payables, are included in the accompanying consolidated statements of operations.
Total comprehensive income (loss) consists of the following (in thousands):

	For the three months ended		For the six months ended
	December 31,		December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net (loss) income	$(1,066)	$(2,538)	$(2,030)	$(5,283)
Other comprehensive income (foreign currency translation)	(8)	30	(9)	62

Total comprehensive (loss)income	$(1,074)	$(2,508)	$(2,039)	$(5,221)

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
NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable consists of the following (in thousands):

	December 31,	June 30,
	2007	2007

Billed receivables	$3,190	$2,380
Unbilled and other receivables	520	1,616
Allowance for doubtful accounts	(155)	(165)

	$3,555	$3,831

Billed
At December 31, 2007, five of our customers, including three international customers, comprised $1.6 million or 50% of the total billed receivables. Three of these five customers have billed receivables totaling $542 thousand that have been outstanding for longer than ninety days. We have total billed receivables of $793 thousand outstanding for longer than ninety days. Management believes the outstanding amounts will be collected. International customers have traditionally taken longer to pay than domestic customers.
Unbilled
Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year.
NOTE 4 — INVENTORY
Inventory consists of the following (in thousands):

	December 31,	June 30,
	2007	2007
Inventory	$1,187	$1,203
Allowance for obsolescence	(472)	(434)

	$715	$769

Inventory write-offs were $38 thousand during the six months ended December 31, 2007. In September 2005, we purchased a non-exclusive perpetual software license valued at $1.5 million. The cost of the license is being amortized over 36 months beginning in October 2005. The current portion of the license of $408 thousand and $490 thousand is included in inventory at December 31, 2007 and June 30, 2007, respectively.
NOTE 5 — STOCKHOLDERS’ EQUITY
During the six months ended December 31, 2007, the Company issued 21,468 shares of common stock under the Employee Stock Purchase Plan. The Company also issued 275,000 shares as restricted stock grants, which vest over three years and cancelled 1,875 shares of previously granted restricted stock due to employee terminations. The Company recognized a $64 thousand expense during the six months ended December 31, 2007 related to these restricted stock grants.
During the three months ended December 31, 2007, the Company granted 18,000 stock options under the 2000 Stock Options Plan for Directors. The stock options have a fair value of $6 thousand and we recognized an expense of less than $1 thousand related to these options during the period. The assumptions included in the fair value calculations for the quarter ended December 31, 2007, are expected life of 4.6 years, interest rate of 3.625%, expected volatility of 89% and dividend yield of 0%.
In addition, 325,360 shares of common stock were issued during the second quarter and 173,631 shares of common stock were issued during the first quarter of fiscal year 2008 for the payment of interest from the Series A note.
Warrants
At December 31, 2007, there are 500,000 stock warrants outstanding from the March 31, 2005 private placement at an exercise price of $3.53 per share, which expire April 1, 2010. Also, there are warrants to purchase 1,860,760 shares of common stock outstanding issued in connection with the sale of Series A Senior Convertible debt on June 8, 2007 at an exercise price of $0.84 per share which expire June 8, 2014.

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
The notes are guaranteed by the Company’s subsidiaries and secured by a pledge of substantially all assets of the Company and its subsidiaries. Proceeds from these notes replace the Company’s outstanding lines of credit with Silicon Valley Bank. The notes contain various financial covenants, including requirements to maintain specified minimum tangible net worth, cash, quarterly revenues, EBITDA and eligible working capital. Events of default include the failure to pay principal, interest or other payments when due, the Company’s common stock ceasing to be listed on Nasdaq or the over the counter bulletin board, material breaches of the investment documents, certain change of control events and specified bankruptcy events. Upon an event of default, the principal and all accrued interest may be accelerated at the option of the holders and become immediately due and payable, and the holders have the right to require the Company to repurchase the notes at a price equal to 125% of the outstanding principal amount plus accrued interest.
The investment documents contain various limitations on other debt and equity financings during the three years in which the notes are outstanding, and require the proceeds of any such financings to be used to make an offer to pay down the notes. Those limitations include prohibitions on the incurrence of other senior or secured debt and rights of first refusal in the event of other debt and equity financings. The investors also have rights of approval over proposed sales of assets and rights of first refusal in the event of sales of any business line. At December 31, 2007, the Company was in compliance with all covenants.
In connection with the issuance of these notes, the Company issued stock purchase warrants for the purchase of up to 1,860,760 shares of the Company’s common stock at $0.84 per share. This stock purchase warrant expires on June 8, 2014. Based on the relative fair value of the note and stock purchase warrants, the stock purchase warrant has been assigned a value of $933 thousand, which represents a note discount. The Company also calculated the value of beneficial conversion feature associated with these notes of $880 thousand. The discount related to the warrants and beneficial conversion feature will be amortized to interest expense over the life of the notes. The Company has registered 5.45 million shares associated with this private placement. The Company and the investors have agreed that the Company will make best efforts to register the remaining shares associated with the private placement on Form S-3 when able to in accordance with SEC guidance.
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
NOTE 8 — SEGMENT INFORMATION
The Company is managed as one segment and results are measured based on revenue type and not business unit. However, we do not measure operating profit by revenue source. The following table reflects revenues by type and geographic location:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue by Type
Enterprise	$1,263	$935	$2,680	$1,899
Advanced Operations Support Systems (AOSS)	2,960	2,143	5,597	4,201
Value-Added Services (VAS)	110	68	197	68

Total Revenue	4,333	$3,146	$8,474	$6,168

Revenue by Location
Asia	$241	$711	$571	$1,111
North America	1,821	1,692	3,514	3,026
Europe	1,901	559	2,998	1,438
Middle East	370	184	1,391	553
South America	—	—	—	40

Total Revenue	$4,333	$3,146	$8,474	$6,168

During the six months ended December 31, 2007, one customer comprised 26% of revenue and during the six months ended December 31, 2006, a different customer comprised 9% of revenue. Total revenues earned outside of the U.S. represents 62% of total revenue earned for the six months ended December 31, 2007.

NOTE 9 — EARNINGS PER SHARE (in thousands, except per share amounts)
The following is a reconciliation of the numerators and denominators of basic net income (loss) per common share (“Basic EPS”) and diluted net income (loss) per common share (“Diluted EPS”):

	For the three months ended		For the six months ended
	December 31,		December 31,
	2007	2006	2007	2006
	Unaudited	(Unaudited)	Unaudited	(Unaudited)
Basic EPS:
Net income (loss) — numerator
Net income (loss) available to common shareholders	$(1,066)	$(2,538)	$(2,030)	$(5,283)
Shares — denominator
Weighted average common shares	18,270	18,006	18,146	17,724

Basic EPS	$(0.06)	$(0.14)	$(0.11)	$(0.30)

Diluted EPS:
Net income (loss) — numerator
Net income (loss) available to common shareholders	$(1,066)	$(2,538)	$(2,030)	$(5,283)
Shares — denominator
Weighted average common shares	18,270	18,006	18,146	17,724
Stock options	—	—	—	—
Restricted stock	—	—	—	—

Total weighted shares and equivalents	18,270	18,006	18,146	17,724

Diluted EPS	$(0.06)	$(0.14)	$(0.11)	$(0.30)

Due to the loss incurred during the three and six months ended December 31, 2007, no incremental shares related to stock options are included in the calculation of Diluted EPS because the effect would be anti-dilutive. The total of 4,771,619 potentially dilutive shares related to outstanding stock options and warrants were not included in the EPS calculation at December 31, 2007 since their effect would be anti-dilutive. The impact of the conversion of the Series A Senior Convertible Notes has been excluded at December 31, 2007 since the conversion into the maximum of 5,250,000 shares would have been anti-dilutive.
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
Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During the three months ended December 31, 2007, we had five customers generating $150,000 or more in revenue during the period (“Major Customers”) representing approximately 66% of total revenue. One customer, mBlox Limited, accounted for 33% of reported revenue. During the three months ended December 31, 2006, we had six Major Customers representing approximately 52% of total revenue. The average revenue earned per Major Customer was $574 thousand and $270 thousand, respectively, for the three months ended December 31, 2007 and 2006.
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
We incurred significant losses in fiscal 2007, and in April 2007 we began reducing expenses to more closely align anticipated future revenues with expenses. During the past year, we have put more focus on our Patrol Suite of products marketed to carriers on a global basis. The sales cycles for these types of sales are longer than our other products and services and range from twelve to twenty-four months. We completed our initial sales to carriers in North America and have been focused on closing additional Patrol Suites™ opportunities through our direct sales efforts, which are now our main sales channel. We expect that purchase decisions will be made during our third fiscal quarter and our plan is to adjust our Patrol Suites™ business to more closely match anticipated revenue and expenses based upon these purchase decisions.
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

Over the last year, we have focused our sales resources on opportunities for our newest generation of NetPlus® EOSS products. We are focusing our sales activities on pursuing our traditional government markets and are being selective in pursuing large commercial enterprises to expand our NetPlus® customer base. Even as our newer technologies have been gaining market acceptance, we have experienced some reductions in demand for some of our traditional products due to the continuing changes in the telecommunications industry. We experienced a decline in the number of potential customers for our OSS products and services and a reduction in our existing customer base in the UK as a result of consolidation within the UK service provider market by network providers. Our largest customer in this group completed their service contract with us in the first quarter of fiscal 2007. This customer accounted for 1% and 5% of our consolidated revenue for fiscal 2007 and 2006, respectively.
We have experienced increased competition and a general delay associated with purchase decisions for our products and services. These factors, coupled with delays in existing contracts, have significantly reduced revenues. We have implemented additional cost reduction measures, which have reduced operating expenses. In the past fiscal year, total expenses have decreased $3.7 million or 14% over the prior year. In April 2007, the Company reduced operating expenses further by approximately $3.0 million per annum primarily through a reduction in personnel and personnel related costs. Because of the shortfalls in revenue, we have experienced severe liquidity demands and incurred large losses over the past fiscal year and in this first six months of fiscal 2008.
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
In situations when our products involve significant modification or customization of software, or when our systems integration and services are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered. Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis. Approximately 49% and 37% of our revenue for the three and six months ended December 31, 2007 was derived from contracts accounted for under the percentage of completion method.
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
Allowance for Bad Debts
The allowance for doubtful accounts is established through a charge to selling, general and administrative expense on the consolidated statement of operations. This allowance is for estimated losses resulting from the inability of our customers to make required payments. It is an estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer, age of the receivable balance, individually and in aggregate, and current economic conditions that may affect a customer’s ability to pay. The use of different estimates or assumptions could produce different allowance balances. Our customer base is highly concentrated in the telecommunications and Internet service provider industries. Several of the leading companies in these industries have filed for bankruptcy. In addition, we have experienced delays in receiving payment from certain of our international customers and certain of these customers have negotiated longer payment terms. If collection is not probable at the time the transaction is consummated, we do not recognize revenue until cash collection. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Impairment of Long-Lived Assets
We evaluate the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. We did not record an impairment charge during the six months ended December 31, 2007 and 2006.

Results of Operations
The following table shows the percentage of revenue of certain items from ACE*COMM’s statements of operations:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of revenue	54.1%	70.9%	50.5%	69.8%
Selling, general and administrative expenses	60.3%	86.8%	61.0%	90.2%
Research and development	4.1%	21.5%	6.1%	23.6%

Income (loss) from operations	(18.5)%	(79.2)%	(17.6)%	(83.6)%
Interest expense	6.2%	1.5%	6.4%	2.0%

Income (loss) before income taxes	(24.7)%	(80.7)%	(24.0)%	(85.6)%
Income tax (benefit) expense	(0.1)%	0.0%	0.0%	0.0%

Net income (loss)	(24.6)%	(80.7)%	(24.0)%	(85.6)%

Revenues
The following summarizes revenue for the three and six months ended December 31, 2007 and 2006 (in thousands):

	For the three months ended		For the six months ended
	December 31,		December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Licenses and hardware	$743	$1,005	$1,842	$1,463
Services	3,590	2,141	6,632	4,705

Total revenue	$4,333	$3,146	$8,474	$6,168

Total revenues for the three months ended December 31, 2007 were $4.3 million compared to $3.1 million in 2006, reflecting an increase of $1.2 million or 39%. Total revenues for the six months ended December 31, 2007 were $8.5 million compared to $6.2 million in 2006 reflecting an increase of $2.3 million or 37%. During this quarter, and the six months ended December 31, 2007, our revenues increased as we increased deliveries on existing contracts and added new customer contracts.
License and hardware revenue decreased by $0.3 million to $0.7 million for the three months ended December 31, 2007 compared to 2006 and increased by $0.3 million to $1.8 million for the six months ended December 31, 2007 compared to 2006. The decrease for the three months ended December 31, 2007 included a decrease in hardware sales of $0.5 million from two customers. The increase for the six months ended December 31, 2007 is primarily due to a new contract received in the first quarter of fiscal year 2008 of $0.4 million.
Services revenue increased by $1.5 million from $2.1 million for the three months ended December 31, 2006 to $3.6 million in 2007 and by $1.9 million from $4.7 million for the six months ended December 31, 2006 to $6.6 million for the six months ended December 31, 2007. The majority of this increase was principally the result of a new contract received in the first quarter of fiscal year 2008 of $1.8 million.

	For the three months ended		For the six months ended
	December 31,		December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue by Type
Enterprise	$1,263	$935	$2,680	$1,899
Advanced Operations Support Systems (AOSS)	2,960	2,143	5,597	4,201
Value-Added Services (VAS)	110	68	197	68

Total Revenue	$4,333	$3,146	$8,474	$6,168

Revenue from sales to enterprises increased 44% from $0.9 million for the three months ended December 31, 2006, to $1.3 million for the three months ended December 31, 2007 and increased 42% from $1.9 million to $2.7 million for the six months ended December 31, 2007. The increase is primarily as a result of an increase in revenues of $1.0 million from the U.S. Air Force.
Revenue from sales to Advanced Operations Support Systems increased 43% from $2.1 million to $3.0 million for the three months ended December 31, 2007, and represented 68% of total revenue and increased 33% from $4.2 million to $5.6 million for the six months ended December 31, 2007. The increase included revenues from a new contract received in the first quarter of 2008 of $2.2 million offset by completion of two service contracts in the U.K. in fiscal year 2007 for $0.4 million.
Revenue from sales of Value-Added Services increased 62% from $68 thousand to $110 thousand for the three months ended December 31, 2007, compared to 2006 and 190% from $68 thousand to $197 thousand for the six months ended December 31, 2007. The increase is due to revenues from two contracts received in the third quarter of 2007.
Backlog was $12.7 million as of December 31, 2007 compared to $12.9 million at June 30, 2007. We define backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services to be provided to customers generally within one year. We have experienced fluctuations in our backlog at various times. We anticipate that $6.7 million of the backlog will be recognized during the remainder of fiscal year 2008. Although we believe that our entire backlog consists of firm orders, our backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the contracting process.
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

Cost of revenue was $2.3 million and $2.2 million for the three months ended December 31, 2007 and 2006, respectively, representing 54% and 71% of revenues, respectively. Cost of revenue was $4.3 million for the six months ended December 31, 2007 and 2006, representing 51% and 70% of revenues, respectively. Because revenues increased significantly and most of our costs are relatively fixed, cost of revenue as a percentage of revenue decreased significantly.
Cost of licenses and hardware revenue was $295 thousand and $503 thousand for the three months ended December 31, 2007 and 2006, respectively, representing 40% and 50% of licenses and hardware revenue, respectively. Cost of licenses and hardware revenue was $603 thousand and $806 thousand for the six months ended December 31, 2007 and 2006, respectively, representing 33% and 55% of licenses and hardware revenue, respectively. The percentage of revenues decreased because fixed costs are being spread over higher revenues.
Cost of services revenue was $2.1 million and $1.7 million for the three months ended December 31, 2007 and 2006, respectively, representing 57% and 81% of services revenue for those periods, respectively. Cost of services revenue was $3.7 million and $3.5 million for the six months ended December 31, 2007 and 2006, respectively, representing 55% and 74% of services revenue, respectively. Cost of services revenue as a percentage of revenue decreased due to the increase in revenues.
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
SG&A expenses were $2.6 million and $2.7 million for the three months ended December 31, 2007 and 2006, respectively, representing 60% and 87% of total revenues in each period, respectively. SG&A expenses were $5.2 million and $5.6 million for the six months ended December 31, 2007 and 2006, respectively, representing 61% and 90% of revenues, respectively. The decrease as a percentage of total revenues is primarily due to the increase in revenues. Additionally, the cost reductions implemented last fiscal year have reduced SG&A expenses. We continue to closely monitor our expenses and anticipated revenues, and, should business conditions warrant, we are prepared to further reduce expenses.
Research and Development Expenses
Research and development (R&D) expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of our products such as JBill Global and NetPlus and our convergent mediation service delivery platform.
Research and development expenses were $179 thousand and $676 thousand for the three months ended December 31, 2007 and 2006, respectively, and represented 4% and 21% of revenues for the three months ended December 31, 2007 and 2006, respectively. Research and development expenses were $0.5 million and $1.5 million for the six months ended December 31, 2007 and 2006, respectively, and represented 6% and 24% of revenues, respectively. The Province of Quebec, Canada offers a refund of certain qualified expenditures for Scientific Research and Experimental Development (SR&ED). The Company has filed for refunds for fiscal year 2006 and fiscal year 2007. As a result, $159 thousand was recorded as a reduction in R&D expenses in this quarter based upon these refunds and an additional amount of $91 thousand was recorded as a reduction in R&D expense for the six months ended December 31, 2007 based on the program offered by Quebec for the qualified expenditures for SR&ED, for the first six months of fiscal 2008. The 2008 refund will be filed with our fiscal 2008 tax return. In addition, the decrease in research and development during the period relates to the reduction in the UK headcount for personnel working on R&D projects associated with JBill and Network Business Intelligence (NBI). These expenses were reduced as part of our cost reduction effort.
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

Liquidity and Capital Resources
Asset and Cash Flow Analysis
We had cash and cash equivalents of $1.6 million and $2.6 million at December 31, 2007 and June 30, 2007, respectively. The Company also has $349 thousand of restricted cash that can only be used as collateral for letters of credit. Cash and cash equivalents decreased by $1.0 million from June 30, 2007, to December 31, 2007, and comprised 18% and 25% of total assets as of December 31, 2007 and June 30, 2007, respectively. The decrease in cash is primarily the result of our net loss offset by non-cash expenses, such as amortization and changes in operating assets and liabilities. Working capital decreased $0.8 million from $0.9 million at June 30, 2007 to $0.1 million at December 31, 2007.
Our cash flow is dependent upon numerous factors, including the timing of customer orders and engagements, and related obligations and payments, market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of changes in the size of our operations and other factors.
Five customers represent 55% of our gross trade receivables balances as of December 31, 2007 and three of these customers are international. At December 31, 2007, approximately 25% of the Company’s billed accounts receivable was older than ninety days compared to 16% at June 30, 2007. Five customers comprised 50% of our billed accounts receivable at December 31, 2007, and 66% of this balance is current. We expect that international telecommunication and Internet service providers will continue to take longer to make payments than domestic customers.
Operating activities used $0.8 million and provided $1.4 million in cash during the six months ended December 31, 2007 and 2006, respectively. The change between periods in cash flows from operating activities is principally due to changes in accounts receivable netted with the change in net loss.
Net cash used for investing activities was $230 thousand and $278 thousand, respectively. Financing activities generated cash of $13 thousand and used cash of $977 thousand during the six months ended December 31, 2007 and 2006, respectively. The cash used during the six months ended December 31, 2006 included $2.6 million used to pay off the borrowings on the line of credit, offset by $1.6 million provided by the proceeds from exercise of stock warrants.
Cost Containment Program
We have continued to manage our expenses based on expectations as to anticipated revenues and expenses. We have reduced the number of full time employees during the past three fiscal years and we have carried over these cost reduction measures to our 2helix acquisition as part of the integration of that company. We expect to have continuing liquidity demands unless and until we can increase revenues significantly. If necessary, we will reduce operating expenses further and curtail certain of our operations and take other actions we believe will reduce expenses and preserve cash. These actions, if taken, might affect the costs associated with cost of revenues, selling, general and administrative expenses and research and development expense but at this time the effects on expense levels cannot be determined.

Contractual Obligations and Commitments
The following table summarizes contractual obligations and commitments as of December 31, 2007:

	Payments Due by Period
	(in thousands)
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$1,581	$921	$468	$192	—
Other commitments	12	12	—	—	—
Total commitments	$1,593	$933	$468	$192	—
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
Series A Senior Secured Convertible Note
On June 8, 2007, ACE*COMM Corporation completed a private placement of $4.2 million of senior secured convertible notes, yielding net proceeds to the Company of $3.6 million. The notes are to be repaid over a 3-year period ending June 2010, in equal monthly installments beginning December 30, 2008, 18 months into the term of the notes. Repayment must be in cash or, if the Company’s market price is 10% or more above the conversion price, in shares of the Company’s common stock, valued at the conversion price (or at the market price, in the event of payment of interest in stock). Through December 31, 2007, all interest payments due under the notes have been paid in shares of the Company’s common stock. The stock portion of any repayment may not exceed 100% of the daily trading volume of the Company’s common stock without consent of the investors. The Company has a limited right to defer a specified number of monthly installments. A fuller description of these notes is set forth in Note 6 — Borrowings.
Liquidity Analysis
At December 31, 2007, we had cash and cash equivalents and restricted cash of $2.0 million. We expect to continue to have liquidity demands during the current fiscal year as we devote significant effort to delivering products and services and supporting our customers under the contracts resulting in our backlog at December 31, 2007.
We are continuing to manage our expenses to conserve cash and maintain adequate liquidity. In the fourth quarter of 2007, we reduced annual expenses by approximately $3.0 million annually and we were able to increase revenues in the quarter, but not to the level to reach break even. In the second quarter of 2008, we increased revenues over the previous quarter and reduced our loss significantly, reducing our liquidity demand from previous levels.
During the next six months, the Company must continue to reduce our liquidity demands and become cash flow positive. If we cannot become cash flow positive by increasing revenues, reducing expenses or a combination of both, we will have to raise additional cash.
We have no significant commitments for capital expenditures at December 31, 2007. We believe that cash flows from operations, particularly collection of outstanding accounts receivable, receipt of new contracts, and our current cash will support our working capital requirements for the next twelve months, based on our current expectations as to anticipated revenue, expenses and cash flow.

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
We have experienced severe liquidity demands as a result of revenue shortfalls and may need to seek additional financing.
The cumulative losses in the previous year created a significant liquidity problem for the Company. In June of 2007 we raised $4.2 million of convertible debt financing that provided working capital and in conjunction with the April 2007 reduction in operating expenses by approximately $3.0 million per annum achieved primarily through a reduction in personnel and personnel related costs, we have reduced our liquidity demands. To avoid future liquidity problems we must increase revenues or decrease our expenses or we will have to raise additional capital. This financing, or any other financing that may be available to us, is likely to be more expensive than previous financings and there is no assurance that future financings can be closed.
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
These financial covenants are more extensive than those in the lines of credit we had in place before this financing, and in the past we have had to request waivers from our lenders to avoid default because of our non-compliance with financial covenants. Any future default, if not cured or waived, could result in the acceleration of all indebtedness outstanding under the notes, and we do not expect to have sufficient funds to make full payment of the principal amount of the notes in the event of acceleration. In addition, our ability to obtain future financing may depend upon our ability to show at that time pro forma compliance with the covenants through the maturity date of the notes. We cannot state with certainty that the Company will remain in compliance with the financial covenants.

Demand for our Parent Patrol® product has not developed as expected and overall demand is still uncertain
We have been projecting for a couple of years a strong growth in the demand for the technology underlying our Parent Patrol® and related products, based upon market research and other factors. However, while we have received some initial contracts for these products and reports on consumer desires for this capability still show that demand should be increasing, we have not yet experienced the revenue growth that was expected. Carriers have been slower to embrace and implement this technology than anticipated, and some of the largest carriers have elected to develop this technology internally or have selected other producers to supply Patrol Suite® capabilities. We are investing significantly in this product line and the demand for this technology is expected to have a large impact on our results of operations and ability to return to profitability.
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
Many of our customers present potential credit risks, and we are dependent on a small number of major customers. The majority of our customers are in the telecommunication services industry and government sector, or are in the early stages of development when financial resources may be limited. Five customers represented 55% of our gross trade receivables balance as of December 31, 2007. Because we depend on a small number of major customers, and many of our customers present potential credit risks for different reasons, our results of operations could be adversely affected by non-payment or slow-payment of receivables. For a more detailed discussion of doubtful accounts please read the section labeled “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Allowance for Bad Debts.” Several of our international customers have negotiated extended payment terms, further separating the time payment is received from when costs are incurred.
We are increasingly subject to the risks and costs of international sales, and failure to manage these risks would have an adverse effect on us.
A substantial portion of our revenues are derived from international sales and are therefore subject to the risks of conducting business overseas, including the general economic conditions in each country, the overlap of different tax structures, the difficulty in managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, foreign currency translations and longer payment cycles. We derived approximately $2.6 million or 60% and $1.7 million or 55% of our revenue from customers outside of the United States for the three months ended December 31, 2007 and 2006 respectively. We derived $5.3 million or 62% of total revenue and $3.6 million or 58% of total revenue from customers outside of the United States for the six months ended December 31, 2007 and 2006, respectively. To the extent that we have increased our international revenue sources over the last three years, the impact of the risks related to international sales could have an increasingly larger effect on our financial condition as a whole.

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

ITEM 3 .	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk related to our Series A Senior Secured Convertible Notes. As of December 31, 2007, we owed $4.2 million on these notes. Our market risk sensitive instruments do not expose us to material market risk exposures. Should interest rates increase or decrease 1%, interest expense would increase or decrease $42 thousand per year based on our borrowings as of December 31, 2007. We are exposed to foreign currency risks related to our foreign operations. Principal currencies we have exposure to include the British pound and Canadian dollar. We do not hedge these exposures and fluctuations could impact our results of operations, financial position, and cash flows.

ITEM 4 .	CONTROLS AND PROCEDURES
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
On December 3, 2007, the Registrant held its 2007 Annual Meeting of Stockholders. A vote was held for the election of Directors and the stockholders elected Director James W. Greenwell and re-elected Directors Paul G. Casner, Jr. and Matthew J. Stover. All are Class II directors and their terms will expire at the 2010 Annual Meeting. The terms of office of Directors George T. Jimenez, Gilbert A. Wetzel, Harry M. Linowes, and J. William Grimes continued after the meeting.
The stockholders also took the following action at the 2007 Annual Meeting:
To approve the proposal to ratify the selection of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending June 30, 2008.
Votes For: 16,001,533 Votes Against: 125,149 Abstain: 86,845 Broker Non-Votes: 0

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

ACE*COMM CORPORATION
February 12, 2008	By	/s/James W. Greenwell
James W. Greenwell
Chief Executive Officer

/s/Steven R. Delmar
Steven R. Delmar
Chief Financial Officer (Principal Financial Officer)