Form 10-Q
period 2008-03-31
ACE COMM CORP
filed 2008-05-15
CIK 1017526

As filed with the Securities and Exchange Commission on May 15, 2008
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
YES ☑   NO ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES ☐   NO ☑
The number of shares of Common Stock outstanding as of May 7, 2008 was 19,239,017.

ACE*COMM CORPORATION
INDEX

Part I — Financial Information

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited) as of March 31, 2008 and June 30, 2007	3

Consolidated Statements of Operations (Unaudited) for the three and nine months ended March 31, 2008 and 2007	4

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2008 and 2007	5

Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended March 31, 2008	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2 Management’s Discussion and Analysis of Results of Operations and Financial Condition	14

Item 3 Quantitative and Qualitative Disclosures about Market Risk	27

Item 4 Controls and Procedures	27

Part II — Other Information

Item 6 Exhibits	28

Signatures

Certifications

PART I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
ACE*COMM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	March 31,	June 30,
	2008	2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,085	$2,622
Restricted cash	338	349
Accounts receivable, net	3,930	3,831
Inventories, net	562	769
Deferred contract costs	43	—
Prepaid expenses and other	1,059	688

Total current assets	7,017	8,259
Property and equipment, net	621	749
Goodwill	386	386
Acquired intangibles, net	190	512
Other non-current assets, net	327	597

Total assets	$8,541	$10,503

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,079	$880
Accrued expenses	849	1,758
Accrued compensation	782	878
Deferred revenue	5,121	3,798

Total current liabilities	7,831	7,314
Series A Senior Convertible Note, net of a debt discount of $1,310 and $1,780	2,890	2,420
Deferred income taxes	23	—

Total liabilities	10,744	9,734

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 45,000,000 shares authorized, 19,140,068 and 18,647,962 shares issued and outstanding	191	186
Additional paid-in capital	39,935	39,320
Other accumulated comprehensive loss	(63)	(28)
Accumulated deficit	(42,266)	(38,709)

Total stockholders’ equity	(2,203)	769

Total liabilities and stockholders’ equity	$8,541	$10,503

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Licenses and hardware	$601	$845	$2,443	$2,308

Services	2,941	2,261	9,573	6,966

Total revenue	3,542	3,106	12,016	9,274

Cost of licenses and hardware revenue	174	625	777	1,430
Cost of services revenue	1,874	1,929	5,553	5,430

Total cost of revenue	2,048	2,554	6,330	6,860

Gross profit	1,494	552	5,686	2,414

Selling, general, and administrative	2,349	2,752	7,514	8,314
Research and development	377	398	893	1,854

Loss from operations	(1,232)	(2,598)	(2,721)	(7,754)

Interest expense	265	6	809	132

Loss before income taxes	(1,497)	(2,604)	(3,530)	(7,886)
Income tax expense	30	—	27	1

Net loss	$(1,527)	$(2,604)	$(3,557)	$(7,887)

Basic and diluted net loss per share	$(0.08)	$(0.14)	$(0.19)	$(0.44)

Weighted average shares used in computing net loss per share:
Basic and diluted	18,630	17,996	18,306	17,813

The accompanying notes are an integral part of these consolidated financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,557)	$(7,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,158	1,133
Amortization of debt discount	470	—
Provision for doubtful accounts and inventory reserves	77	12
Restricted stock compensation expense	103	65
Stock option and employee stock purchase plan compensation expense	139	145
Issuance of common stock as payment of interest	361	—
Changes in operating assets and liabilities:
Restricted cash	11	—
Accounts receivable	(113)	6,590
Inventories, net	(56)	(66)
Prepaid expenses and other assets	(370)	20
Deferred contract costs	(43)	18
Accounts payable	202	(344)
Accrued liabilities	(1,020)	(378)
Deferred income taxes	30	—
Deferred revenue	1,312	710

Net cash (used in) provided by operating activities	(1,296)	18

Cash flows from investing activities:
Purchases of property and equipment	(146)	(291)
Proceeds from other non-current assets	3	12
Purchase of software license	(90)	(94)

Net cash used in investing activities	(233)	(373)

Cash flows from financing activities:
Net borrowings on line of credit	—	(1,410)
Other notes payable	—	(17)
Proceeds from exercise of stock warrants	—	1,599
Proceeds from employee stock purchase plan and exercise of stock options	17	60

Net cash provided by financing activities	17	232

Net increase (decrease) in cash and cash equivalents	(1,512)	(123)
Effect of exchange rate change on cash	(25)	79
Cash and cash equivalents at beginning of period	2,622	946

Cash and cash equivalents at end of period	$1,085	$902

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8	$142
Cash paid during the period for income taxes	$2	$2
Supplemental disclosure of non-cash investing and financing activities:
Settlement of 2helix notes payable	$—	$289
The accompanying notes are an integral part of these financial statements.

ACE*COMM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
				Accumulated
			Additional	Other
			Paid-In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance, June 30, 2007	18,648	186	39,320	(28)	(38,709)	769
Employee stock purchase plan	34	—	17	—	—	17
2helix notes payable settlement	(618)	(6)	6	—	—	—
Payment of interest from financing	790	8	353	—	—	361
Restricted stock grants, net of forfeitures	286	3	100	—	—	103
Stock option compensation expense	—	—	139	—	—	139
Comprehensive loss:
Foreign currency translation	—	—	—	(35)	—
Net loss	—	—	—	—	(3,557)
Total comprehensive loss						(3,592)

Balance, March 31, 2008	19,140	$191	$39,935	$(63)	$(42,266)	$(2,203)

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
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying financial statements include management’s forecasts of contract costs and progress toward completion, which are used to determine revenue recognition under the percentage-of-completion method; estimates of allowances for doubtful accounts receivable and inventory obsolescence, impairment of long-lived assets, and tax valuation allowances.
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
In situations when our products involve significant modification or customization of software, or when our systems integration and product development are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. Approximately 41% and 38% of our revenues were calculated under this method for the three and nine months ended March 31, 2008. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered as the majority of the hardware is from third parties and the hardware is rarely modified.
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
When our contracts contain extended payment terms, we defer recognition of revenue until amounts become due pursuant to payment schedules and no other uncertainties exist. We correspondingly defer a proportionate amount of contract cost, which will be matched against the deferred revenue when recognized. Should management make the determination that previously deferred revenue will not be recognized, the corresponding amount of deferred contract cost will be charged to expense at that time. In accordance with this policy, we had deferred contract costs of $43 thousand as of March 31, 2008 and no deferred contract costs at June 30, 2007.
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
Cash and Cash Equivalents
ACE*COMM considers all investments with an original maturity of three months or less to be cash equivalents. Cash held in foreign bank accounts was $310 thousand and $363 thousand at March 31, 2008 and 2007, respectively.
Restricted Cash
The Company maintains a cash deposit of $338 thousand used as collateral for letters of credit issued as security deposits on office leases and contract deposits.

Impairment of Long-Lived Assets
We evaluate the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. We did not record an impairment charge during the nine months ended March 31, 2008 or 2007.
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
Amortization expense for identified intangibles acquired was $322 thousand for the nine months ended March 31, 2008 and 2007. Aggregate annual amortization expense for intangible assets is as follows (in thousands):

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
Total comprehensive income (loss) consists of the following (in thousands):

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net (loss) income	$(1,527)	$(2,604)	$(3,557)	$(7,887)
Other comprehensive income (foreign currency translation)	(26)	2	(35)	64

Total comprehensive (loss) income	$(1,553)	$(2,602)	$(3,592)	$(7,823)

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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (SFAS 141R), “Business Combinations”. SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for business combinations once adopted but the effect on the Company will be dependent upon acquisitions at that time.

NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable consists of the following (in thousands):

	March 31,	June 30,
	2008	2007
Billed receivables	$3,300	$2,380
Unbilled and other receivables	815	1,616
Allowance for doubtful accounts	(185)	(165)

	$3,930	$3,831

Billed
At March 31, 2008, five of our customers, including four international customers, comprised $2.5 million or 77% of the total billed receivables. Four of these five customers have billed receivables totaling $649 thousand that have been outstanding for longer than ninety days (subsequent to March 31, 2008, one of the four customers with billed receivables outstanding for longer than ninety days remitted a payment of $312 thousand). We have total billed receivables of $841 thousand outstanding for longer than ninety days. Management believes the outstanding amounts will be collected. International customers have traditionally taken longer to pay than domestic customers.
Unbilled
Unbilled receivables include costs and estimated profit on contracts in progress that have been recognized as revenue but not yet billed to customers under the provisions of specific contracts. Substantially all unbilled receivables are expected to be billed and collected within one year.
NOTE 4 — INVENTORY
Inventory consists of the following (in thousands):

	March 31,	June 30,
	2008	2007
Inventory	$1,054	$1,203
Allowance for obsolescence	(492)	(434)

	$562	$769

Inventory write-offs were $58 thousand during the nine months ended March 31, 2008. In September 2005, we purchased a non-exclusive perpetual software license valued at $1.5 million. The cost of the license is being amortized over 36 months beginning in October 2005. The current portion of the license of $285 thousand and $490 thousand is included in inventory at March 31, 2008 and June 30, 2007, respectively.
NOTE 5 — STOCKHOLDERS’ EQUITY
During the nine months ended March 31, 2008, the Company issued 33,951 shares of common stock under the Employee Stock Purchase Plan. The Company also issued 275,000 shares as restricted stock grants, which vest over three years and cancelled 1,875 shares of previously granted restricted stock due to employee terminations. An additional 12,500 shares of restricted stock grants were issued in the third quarter, which vested immediately. The Company recognized a $103 thousand expense during the nine months ended March 31, 2008 related to these restricted stock grants.
During the three months ended March 31, 2008, the Company granted 3,000 stock options under the 2000 Stock Options Plan for Directors and 40,000 stock options under the Amended and Restated Omnibus Stock Plan. The stock options have a fair value of $10 thousand and we recognized an expense of less than $1 thousand related to these options during the period. The assumptions included in the fair value calculations for the quarter ended March 31, 2008, are expected life of 4.6 years, interest rate of 2.875%, expected volatility of 89% and dividend yield of 0%.
In addition, 291,623 shares of common stock were issued during the third quarter and 790,614 shares of common stock were issued during the nine months ended March 31, 2008 for the payment of interest from the Series A Note.
Warrants
At March 31, 2008, there are 500,000 stock warrants outstanding from the March 31, 2005 private placement at an exercise price of $2.66 per share, which expire April 1, 2010. Also, there are warrants to purchase 1,860,760 shares of common stock outstanding issued in connection with the sale of Series A Senior Convertible debt on June 8, 2007 at an exercise price of $0.84 per share which expire June 8, 2014.
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
The notes are guaranteed by the Company’s subsidiaries and secured by a pledge of substantially all assets of the Company and its subsidiaries. Proceeds from these notes replace the Company’s outstanding lines of credit with Silicon Valley Bank. The notes contain various financial covenants, including requirements to maintain specified minimum tangible net worth, cash, quarterly revenues, EBITDA and eligible working capital. Events of default include the failure to pay principal, interest or other payments when due, the Company’s common stock ceasing to be listed on Nasdaq or the over the counter bulletin board, material breaches of the investment documents, certain change of control events and specified bankruptcy events. Upon an event of default, the principal and all accrued interest may be accelerated at the option of the holders and become immediately due and payable, and the holders have the right to require the Company to repurchase the notes at a price equal to 125% of the outstanding principal amount plus accrued interest. Upon a change of control of the Company, including any merger into another entity or a sale of substantially all of the Company’s assets, the holders have the right to require the Company to repurchase the notes at a price equal to the greater of (i) 125% of the outstanding principal amount plus accrued interest and (ii) the value of the underlying shares, determined by multiplying the notes’ outstanding principal amount plus accrued interest by the average closing price.
The investment documents contain various limitations on other debt and equity financings during the three years in which the notes are outstanding, and require the proceeds of any such financings to be used to make an offer to pay down the notes. Those limitations include prohibitions on the incurrence of other senior or secured debt and rights of first refusal in the event of other debt and equity financings. The investors also have rights of approval over proposed sales of assets and rights of first refusal in the event of sales of any business line. The cumulative EBITDA covenant was amended and at March 31, 2008, the Company was in compliance with all covenants. The Company has agreed with the lender to review the covenants package not later than May 31, 2008.

In connection with the issuance of these notes, the Company issued stock purchase warrants for the purchase of up to 1,860,760 shares of the Company’s common stock at $0.84 per share. This stock purchase warrant expires on June 8, 2014. Based on the relative fair value of the note and stock purchase warrants, the stock purchase warrant has been assigned a value of $933 thousand, which represents a note discount. Upon a change of control of the Company, including any merger into another entity or a sale of substantially all of the Company’s assets, the warrant holders have the right within 90 days after such transaction to require the Company to repurchase the warrants in cash at a price equal to the Black-Scholes value of the remaining unexercised warrants. The Company also calculated the value of beneficial conversion feature associated with these notes of $880 thousand. The discount related to the warrants and beneficial conversion feature will be amortized to interest expense over the life of the notes. The Company has registered 5.45 million shares associated with this private placement. The Company and the investors have agreed that the Company will make best efforts to register the remaining shares associated with the private placement on Form S-3 when able to in accordance with SEC guidance.
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
NOTE 8 — SEGMENT INFORMATION
The Company is managed as one segment and results are measured based on revenue type and not business unit. However, we do not measure operating profit by revenue source. The following table reflects revenues by type and geographic location:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue by Type
Enterprise	$1,141	$1,058	$3,821	$2,956
Advanced Operations Support Systems (AOSS)	2,385	1,980	7,982	6,250
Value-Added Services (VAS)	16	68	213	68

Total Revenue	$3,542	$3,106	$12,016	$9,274

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue by Location
Asia	$232	$793	$803	$1,904
North America	2,083	1,427	5,597	4,453
Europe	837	633	3,835	2,071
Middle East and Africa	390	253	1,781	806
South America	—	—	—	40

Total Revenue	$3,542	$3,106	$12,016	$9,274

During the nine months ended March 31, 2008, one customer comprised 22% of revenue and during the nine months ended March 31, 2008, a different customer comprised 9% of revenue. Total revenues earned outside of the U.S. represents 60% of total revenue earned for the nine months ended March 31, 2008.
NOTE 9 — EARNINGS PER SHARE (in thousands, except per share amounts)
The following is a reconciliation of the numerators and denominators of basic net income (loss) per common share (“Basic EPS”) and diluted net income (loss) per common share (“Diluted EPS”):

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
	Unaudited	(Unaudited)	Unaudited	(Unaudited)
Basic EPS:
Net loss — numerator
Net loss available to common shareholders	(1,527)	$(2,604)	$(3,557)	$(7,887)
Shares — denominator
Weighted average common shares	18,630	17,996	18,306	17,813

Basic EPS	(0.08)	$(0.14)	$(0.19)	$(0.44)

Diluted EPS:
Net loss — numerator
Net loss available to common shareholders	$(1,527)	$(2,604)	$(3,557)	$(7,887)
Shares — denominator
Weighted average common shares	18,630	17,996	18,306	17,813
Stock options	—	—	—	—
Restricted stock	—	—	—	—

Total weighted shares and equivalents	18,630	17,996	18,306	17,813

Diluted EPS	$(0.08)	$(0.14)	$(0.19)	$(0.44)

Due to the loss incurred during the three and nine months ended March 31, 2008, no incremental shares related to stock options are included in the calculation of Diluted EPS because the effect would be anti-dilutive. The total of 4,750,919 potentially dilutive shares related to outstanding stock options and warrants were not included in the EPS calculation at March 31, 2008 since their effect would be anti-dilutive. The impact of the conversion of the Series A Senior Convertible Notes has been excluded at March 31, 2008 since the conversion into the maximum of 5,250,000 shares would have been anti-dilutive.

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
Revenue for a given period typically reflects products delivered or services performed during the period with respect to relatively large financial commitments from a small number of customers. During the three months ended March 31, 2008, we had seven customers generating $150,000 or more in revenue during the period (“Major Customers”) representing approximately 60% of total revenue. One customer, Northrop Grumman, accounted for 17% of reported revenue. During the three months ended March 31, 2007, we had six Major Customers representing approximately 52% of total revenue. The average revenue earned per Major Customer was $305 thousand and $268 thousand, respectively, for the three months ended March 31, 2008 and 2007.
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

Carriers continue to show interest in our Patrol Suites™ products but due to consolidation activities, project prioritization and investment constraints, decision times to move forward have lengthened. As a result, we decided in May 2008 to slow down our product development investment and reduced our development staff to more closely align Patrol Suites™ revenue and expenses. Operating expenses were reduced by approximately $1.2 million annually, primarily through personnel and personnel-related cost reductions. These reductions will have no impact on our existing AOSS and Enterprise businesses.
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
We have experienced increased competition and a general delay associated with purchase decisions for our products and services. These factors, coupled with delays in existing contracts, have significantly reduced revenues. We have implemented additional cost reduction measures, which have reduced operating expenses. In the past fiscal year, total expenses have decreased $3.7 million or 14% over the prior year. In April 2007, the Company reduced operating expenses further by approximately $3.0 million per annum primarily through a reduction in personnel and personnel related costs. Because of the shortfalls in revenue, we have experienced severe liquidity demands and incurred large losses over the past fiscal year and in this first nine months of fiscal 2008.
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
In situations when our products involve significant modification or customization of software, or when our systems integration and services are essential to the functionality of the software, revenues relating to the software licenses and services are aggregated and the combined revenues are recognized on a percentage-of-completion basis. The hardware revenue on these contracts is recognized upon transfer of title, which generally occurs at the same time the licensed software is delivered. Revenue recognized using the percentage-of-completion method is based on the estimated stage of completion of individual contracts determined on a cost or level of efforts basis. Approximately 41% and 38% of our revenue for the three and nine months ended March 31, 2008 was derived from contracts accounted for under the percentage of completion method.
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
  Impairment of Long-Lived Assets
We evaluate the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. We did not record an impairment charge during the nine months ended March 31, 2008 and 2007.
Results of Operations
The following table shows the percentage of revenue of certain items from ACE*COMM’s statements of operations:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of revenue	57.9%	82.2%	52.7%	74.0%
Selling, general and administrative expenses	66.3%	88.6%	62.5%	89.6%
Research and development	10.6%	12.8%	7.4%	20.0%

Loss from operations	(34.8)%	(83.6)%	(22.6)%	(83.6)%
Interest expense	7.5%	0.2%	6.8%	1.4%

Loss before income taxes	(42.3)%	(83.8)%	(29.4)%	(85.0)%
Income tax expense	0.8%	0.0%	0.2%	0.0%

Net loss	(43.1)%	(83.8)%	(29.6)%	(85.0)%

Revenues
The following summarizes revenue for the three and nine months ended March 31, 2008 and 2007 (in thousands):

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Licenses and hardware	$601	$845	$2,443	$2,308
Services	2,941	2,261	9,573	6,966

Total revenue	$3,542	$3,106	$12,016	$9,274

Total revenues for the three months ended March 31, 2008 were $3.5 million compared to $3.1 million in 2007, reflecting an increase of $0.4 million or 13%. Total revenues for the nine months ended March 31, 2008 were $12.0 million compared to $9.3 million in 2007 reflecting an increase of $2.7 million or 29%. During this quarter, and the nine months ended March 31, 2008, our revenues increased as we increased deliveries on existing contracts and added new customer contracts.
License and hardware revenue decreased by $0.2 million to $0.6 million for the three months ended March 31, 2008 compared to 2006 and increased by $0.1 million to $2.4 million for the nine months ended March 31, 2008 compared to 2007. The decrease for the three months ended March 31, 2008 included a decrease in hardware sales of $0.6 million from three customers offset by a contract received this quarter for a software license for $0.3 million. The increase for the nine months ended March 31, 2008 is primarily due to a new contract received in the first quarter of fiscal year 2008 of $0.4 million.

Services revenue increased by $0.6 million from $2.3 million for the three months ended March 31, 2008 to $2.9 million in 2008 and by $2.6 million from $7.0 million for the nine months ended March 31, 2007 to $9.6 million for the nine months ended March 31, 2008. The majority of this increase was principally the result of a new contract received in the first quarter of fiscal year 2008 of $2.3 million.

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue by Type
Enterprise	$1,141	$1,058	$3,821	$2,956

Advanced Operations Support Systems (AOSS)	2,385	1,980	7,982	6,250
Value-Added Services (VAS)	16	68	213	68

Total Revenue	$3,542	$3,106	$12,016	$9,274

Revenue from sales to enterprises was $1.1 million for the three months ended March 31, 2007 and March 31, 2008 and increased 27% from $3.0 million to $3.8 million for the nine months ended March 31, 2008. The increase is primarily as a result of an increase in revenues of $1.3 million from the U.S. Air Force.
Revenue from sales to Advanced Operations Support Systems increased 20% from $2.0 million to $2.4 million for the three months ended March 31, 2008, and represented 67% of total revenue and increased 27% from $6.3 million to $8.0 million for the nine months ended March 31, 2008. The increase included revenues from a new contract received in the first quarter of 2008 of $2.7 million offset by completion of two service contracts in the U.K. in fiscal year 2007 for $0.4 million.
Revenue from sales of Value-Added Services decreased 76% from $68 thousand to $16 thousand for the three months ended March 31, 2008, compared to 2007 and increased 213% from $68 thousand to $213 thousand for the nine months ended March 31, 2008. The increase is due to revenues from two contracts received in the third quarter of 2007.
Backlog was $12.2 million as of March 31, 2008 compared to $12.9 million at June 30, 2007. We define backlog as future revenue from signed contracts or purchase orders for delivery of hardware and software products and services to be provided to customers generally within one year. We have experienced fluctuations in our backlog at various times. We anticipate that $3.1 million of the backlog will be recognized during the remainder of fiscal year 2008. Although we believe that our entire backlog consists of firm orders, our backlog as of any particular date may not be indicative of actual revenue for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the contracting process.
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
Cost of revenue was $2.0 million and $2.6 million for the three months ended March 31, 2008 and 2007, respectively, representing 58% and 82% of revenues, respectively. Cost of revenue was $6.3 million and $6.9 million for the nine months ended March 31, 2008 and 2007, respectively, representing 53% and 74% of revenues, respectively. Because revenues increased significantly and most of our costs are relatively fixed, cost of revenue as a percentage of revenue decreased significantly.
Cost of licenses and hardware revenue was $174 thousand and $625 thousand for the three months ended March 31, 2008 and 2007, respectively, representing 29% and 74% of licenses and hardware revenue, respectively. Cost of licenses and hardware revenue was $0.8 million and $1.4 million for the nine months ended March 31, 2008 and 2007, respectively, representing 32% and 62% of licenses and hardware revenue, respectively. The decrease in the percentage of revenues was due to lower material costs associated with hardware revenue and fixed costs being spread over higher revenues.
Cost of services revenue was $1.9 million for the three months ended March 31, 2008 and 2007, representing 64% and 85% of services revenue for those periods, respectively. Cost of services revenue was $5.6 million and $5.4 million for the nine months ended March 31, 2008 and 2007, respectively, representing 58% and 78% of services revenue, respectively. Cost of services revenue as a percentage of revenue decreased due to the increase in revenues.
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
SG&A expenses were $2.3 million and $2.8 million for the three months ended March 31, 2008 and 2007, respectively, representing 66% and 89% of total revenues in each period, respectively. SG&A expenses were $7.5 million and $8.3 million for the nine months ended March 31, 2008 and 2007, respectively, representing 63% and 90% of revenues, respectively. The decrease as a percentage of total revenues is primarily due to the increase in revenues. Additionally, the cost reductions implemented last fiscal year have reduced SG&A expenses. We continue to closely monitor our expenses and anticipated revenues, and, should business conditions warrant, we are prepared to further reduce expenses.
     Research and Development Expenses
Research and development (R&D) expenses consist of personnel costs and the associated infrastructure costs required to support the design and development of our products such as JBill Global and NetPlus and our convergent mediation service delivery platform.
Research and development expenses were $377 thousand and $398 thousand for the three months ended March 31, 2008 and 2007, respectively, and represented 11% and 13% of revenues for the three months ended March 31, 2008 and 2007, respectively. Research and development expenses were $0.9 million and $1.9 million for the nine months ended March 31, 2008 and 2007, respectively, and represented 7% and 20% of revenues, respectively. The Province of Quebec, Canada offers a refund of certain qualified expenditures for Scientific Research and Experimental Development (SR&ED). The Company has filed for refunds for fiscal year 2006 and fiscal year 2007. As a result, $159 thousand was recorded as a reduction in R&D expenses in the second quarter based upon these refunds, which was reduced by $11 thousand in this quarter for the unrefunded portion for fiscal year 2006. An additional amount of $121 thousand was recorded as a reduction in R&D expense for the nine months ended March 31, 2008 based on the program offered by Quebec for the qualified expenditures for SR&ED, for the first nine months of fiscal 2008. The 2008 refund will be filed with our fiscal 2008 tax return. The refunds for fiscal year 2006 and fiscal year 2007 were received in April 2008. In addition, the decrease in research and development during the period relates to the reduction in the UK headcount for personnel working on R&D projects associated with JBill and Network Business Intelligence (NBI). These expenses were reduced as part of our cost reduction effort.

In 2007, we decreased our expenditures on research and development as part of our cost containment plans. Our revenues declined during the year, we reduced expenses in all areas, and we have been selective in approving new projects and in some instances deferred projects that were not related to the development of Parent Patrol® or OpenARMS™ solutions. We are also evaluating alternative development opportunities such as outsourcing or consolidating development activities to continue to manage our expenses. In instances where we charge our customers for custom development we include the costs associated with the development in the cost of revenues. Finally, we have been pursuing opportunities to license or acquire market-ready new technology from third parties as part of our strategy for expanding our product offerings while reducing expenses and bringing products to market faster.
Liquidity and Capital Resources
Asset and Cash Flow Analysis
We had cash and cash equivalents of $1.1 million and $2.6 million at March 31, 2008 and June 30, 2007, respectively. The Company also has $338 thousand of restricted cash that can only be used as collateral for letters of credit. Cash and cash equivalents decreased by $1.5 million from June 30, 2007, to March 31, 2008, and comprised 13% and 25% of total assets as of March 31, 2008 and June 30, 2007, respectively. The decrease in cash is primarily the result of our net loss offset by non-cash expenses, such as amortization and changes in operating assets and liabilities. Working capital decreased $1.7 million from $0.9 million at June 30, 2007 to ($0.8) million at March 31, 2008.
Our cash flow is dependent upon numerous factors, including the timing of customer orders and engagements, and related obligations and payments, market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of changes in the size of our operations and other factors.
Five customers represent 73% of our gross trade receivables balances as of March 31, 2008 and four of these customers are international. At March 31, 2008, approximately 26% of the Company’s billed accounts receivable was older than ninety days compared to 16% at June 30, 2007. Five customers comprised 77% of our billed accounts receivable at March 31, 2008, and 74% of this balance is current. We expect that international telecommunication and Internet service providers will continue to take longer to make payments than domestic customers.
Operating activities used $1.3 million and provided $18 thousand in cash during the nine months ended March 31, 2008 and 2007, respectively. The change between periods in cash flows from operating activities is principally due to changes in accounts receivable netted with the change in net loss.
Net cash used for investing activities was $233 thousand and $373 thousand, respectively. Financing activities generated cash of $17 thousand and $232 thousand during the nine months ended March 31, 2008 and 2007, respectively. The cash used during the nine months ended March 31, 2007 included $1.4 million used to pay off the borrowings on the line of credit, offset by $1.6 million provided by the proceeds from exercise of stock warrants.
Cost Containment Program
We have continued to manage our expenses based on expectations as to anticipated revenues and expenses. We have reduced the number of full time employees several times during the past three fiscal years including a reduction in product developers for our Patrol Suite™ of products in May 2008. We expect to have continuing liquidity demands unless and until we can increase revenues significantly. If necessary, we will reduce operating expenses further and curtail certain of our operations and take other actions we believe will reduce expenses and preserve cash. These actions, if taken, might affect the costs associated with cost of revenues, selling, general and administrative expenses and research and development expense but at this time the effects on expense levels cannot be determined.

Contractual Obligations and Commitments
The following table summarizes contractual obligations and commitments as of March 31, 2008:

	Payments Due by Period
	(in thousands)
		Less than 1			After 5
Contractual Obligation	Total	year	1-3 years	4-5 years	years
Operating leases	$1,307	$740	$421	$146	—
Other commitments	8	8			—
Total commitments	$1,315	$748	$421	$146	—

We also have issued standby letters of credit for security deposits for office space and to guarantee service contracts as summarized in the following table. The standby letters of credit have a one-year term and renew annually.

	Commitment Expiration Per Period
	(in thousands)
	Total
	Amounts	Less than 1			Over 5
Other Commercial Commitments	Committed	year	1-3 years	4-5 years	years
Standby Letters of Credit	$338	$338	$—	$—	$—

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
Liquidity Analysis
At March 31, 2008, we had cash and cash equivalents and restricted cash of $1.4 million. We expect to continue to have liquidity demands during the current fiscal year and next fiscal year.
We are continuing to manage our expenses to conserve cash and maintain adequate liquidity. In the fourth fiscal quarter of 2007 (ended June 30, 2007), we reduced annual expenses by approximately $3.0 million annually and we were able to increase revenues in the quarter, but not to the level to reach break even. In the second fiscal quarter of 2008 (ended December 31, 2007), we increased revenues over the previous quarter and reduced our loss significantly, reducing our liquidity demand from previous levels. In the most recent quarter, we were not able to maintain the level of revenues and fell short of our EBITDA target. To reduce liquidity demands, in May 2008 we reduced our development costs associated with our Patrol Suites™ by approximately $1.2 million annually. This decision will more closely align Patrol Suites™ revenue and expenses and will conserve cash and help maintain adequate liquidity.
The Company must continue to reduce our liquidity demands and become cash flow positive in the next several quarters. If we cannot become cash flow positive by increasing revenues, reducing expenses or a combination of both, we will have to raise additional cash. There is no assurance that additional financing will be available on acceptable terms.

We have no significant commitments for capital expenditures at March 31, 2008. We believe that cash flows from operations, particularly collection of outstanding accounts receivable, receipt of new contracts, and our current cash will support our working capital requirements for the next twelve months, based on our current expectations as to anticipated revenue, expenses and cash flow.
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
The cumulative losses in the previous year created a significant liquidity problem for the Company. In June of 2007 we raised $4.2 million of convertible debt financing that provided working capital and in conjunction with the April 2007 reduction in operating expenses by approximately $3.0 million per annum and our May 2008 reduction in operating expenses of approximately $1.2 million achieved primarily through a reduction in personnel and personnel related costs, we have reduced our liquidity demands. However, with our continuing losses, we continue to have significant liquidity issues. To avoid future liquidity problems we must increase revenues or decrease our expenses or we will have to raise additional capital. This financing, or any other financing that may be available to us, is likely to be more expensive than previous financings and there is no assurance that future financings can be closed.
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
These financial covenants are more extensive than those in the lines of credit we had in place before this financing, and in the past we have had to request waivers from our lenders to avoid default because of our non-compliance with financial covenants. Any future default, if not cured or waived, could result in the acceleration of all indebtedness outstanding under the notes, and we do not expect to have sufficient funds to make full payment of the principal amount of the notes in the event of acceleration. In addition, our ability to obtain future financing may depend upon our ability to show at that time pro forma compliance with the covenants through the maturity date of the notes. We cannot state with certainty that the Company will remain in compliance with the financial covenants. The cumulative EBITDA covenant was amended for the quarter ended March 31, 2008, and the Company has agreed with the lender to review the covenants package not later than May 31, 2008.
Demand for our Parent Patrol® product has not developed as expected and overall demand is still uncertain
We have been projecting for a couple of years a strong growth in the demand for the technology underlying our Parent Patrol® and related products, based upon market research and other factors. However, while we have received some initial contracts for these products and reports on consumer desires for this capability still show that demand should be increasing, we have not yet experienced the revenue growth that was expected. Carriers have been slower to embrace and implement this technology than anticipated, and some of the largest carriers have elected to develop this technology internally or have selected other producers to supply Patrol Suite® capabilities. Other carriers are still considering our Patrol Suites™ products but due to consolidation activities, project prioritization and investing constraints have been slower to make purchase decisions. We have invested significantly in this product line and in May 2008 reduced our expenses in this area by reducing development staff. We will consider increasing our investment when demand increases.
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
Our common stock may continue to be subject to price fluctuations and illiquidity because our shares may continue to trade in small volumes.
Although a trading market for our common stock exists, the trading volume has historically been light. As a result of the limited trading market for our common stock, the market price for our shares may continue to fluctuate significantly and will likely fluctuate more than the stock market as a whole. There may be a limited demand for shares of our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTC Bulletin Board. As a result, even if prices appear favorable, there may not be sufficient demand in order to complete a shareholder’s sell order, and any of our shareholders who attempt to sell their shares in any significant volumes may not be able to do so without depressing the publicly quoted bid prices for their shares. To the extent the market price of our common stock is less than $5.00 per share, it may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.
Other provisions from our recent private placement could make it more difficult for us to raise financing in the future or conduct other transactions.
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
Many of our customers present potential credit risks, and we are dependent on a small number of major customers. The majority of our customers are in the telecommunication services industry and government sector, or are in the early stages of development when financial resources may be limited. Five customers represented 73% of our gross trade receivables balance as of March 31, 2008. Because we depend on a small number of major customers, and many of our customers present potential credit risks for different reasons, our results of operations could be adversely affected by non-payment or slow-payment of receivables. For a more detailed discussion of doubtful accounts please read the section labeled “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Allowance for Bad Debts.” Several of our international customers have negotiated extended payment terms, further separating the time payment is received from when costs are incurred.
We are increasingly subject to the risks and costs of international sales, and failure to manage these risks would have an adverse effect on us.
A substantial portion of our revenues are derived from international sales and are therefore subject to the risks of conducting business overseas, including the general economic conditions in each country, the overlap of different tax structures, the difficulty in managing resources in various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, foreign currency translations and longer payment cycles. We derived approximately $2.0 million or 57% and $1.8 million or 58% of our revenue from customers outside of the United States for the three months ended March 31, 2008 and 2007 respectively. We derived $7.2 million or 60% of total revenue and $5.4 million or 58% of total revenue from customers outside of the United States for the nine months ended March 31, 2008 and 2007, respectively.

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
ITEM 3 . QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk related to our Series A Senior Secured Convertible Notes. As of March 31, 2008, we owed $4.2 million on these notes. Our market risk sensitive instruments do not expose us to material market risk exposures. Should interest rates increase or decrease 1%, interest expense would increase or decrease $42 thousand per year based on our borrowings as of March 31, 2008. We are exposed to foreign currency risks related to our foreign operations. Principal currencies we have exposure to include the British pound and Canadian dollar. We do not hedge these exposures and fluctuations could impact our results of operations, financial position, and cash flows.
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

ACE*COMM CORPORATION
May 15, 2008	By	/s/James W. Greenwell
James W. Greenwell
Chief Executive Officer

/s/Steven R. Delmar
Steven R. Delmar
Chief Financial Officer (Principal Financial Officer)