Form 10-K/A
period 2007-06-30
ACE COMM CORP
filed 2008-08-12
CIK 1017526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-21059
ACE*COMM CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-1283030
(State of Incorporation)	(I.R.S. Employer Identification No.)

704 Quince Orchard Road
Gaithersburg, Maryland 20878	20878
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 301-721-3000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock
$.01 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☐
As of December 31, 2006, the aggregate market value of the Common Stock held by non-affiliates of the registrant (i.e. persons who are not directors, officers or affiliated therewith) was approximately $19.6 million (15,661,032 shares of Common Stock at a closing price on the Nasdaq National Market of $1.25 on such date).
Outstanding as of August 4, 2008 were 20,188,138 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note
     This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended June 30, 2007 (the “2007 10-K”), filed with the Securities and Exchange Commission on September 28, 2007. This Amendment is being filed solely to revise the consent of our Independent Auditors, Grant Thornton LLP, which is filed herewith as Exhibit 23.1. The revised consent references additional registration statements on Forms S-3 and S-8 of the Company that were unintentionally omitted from the original Consent.
     In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.
     This Amendment does not reflect events occurring after the September 28, 2007 filing date of our 2007 10-K and does not modify or update the disclosures set forth in our 2007 10-K, including the financial statements and notes to financial statements set forth in our 2007 10-K. We direct you to our filings with the Commission made subsequent to September 28, 2007 for additional information on events following the filing of our 2007 10-K.

PART IV
Item 15. Exhibits and Financial Statements Schedules
(a)(3) EXHIBITS

3.1	Articles of Amendment and Restatement dated August 19, 1996 (Incorporated by reference to the identically numbered exhibit filed as an exhibit to our Registration Statement on Form S-1, File No. 333-25439).

3.2	Bylaws of ACE*COMM as amended and restated dated October 23, 2003 (Incorporated by reference to the identically numbered exhibit filed as an exhibit to our Form 10-Q, filed November 14, 2003).

4.1	Form of Specimen of Common Stock Certificate (Incorporated by reference to the identically numbered exhibit filed as an exhibit to our Registration Statement on Form S-1, File No. 333-25439).

10.1*	Form of Non-Qualified Stock Option Grant Agreement (certain executive officers — fiscal 1997).

10.2*	Amended and Restated Omnibus Stock Plan (Incorporated by reference to our Proxy Statement, dated October 26, 2005).

10.3*	2000 Stock Option Plan for Directors (Incorporated by reference to our Proxy Statement, dated October 26, 2005).

10.4	Lease Between New Boston Fund and ACE*COMM as Tenant dated December 30, 2002 (Incorporated by reference to the identically numbered exhibit filed as an exhibit to our Form 10-K, filed September 29, 2003).

10.5*	2006 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 filed as an exhibit to our Form 8-K, filed January 30, 2006).

10.6*	Form of Restricted Stock Agreement — Performance Based Vesting. †

10.7*	Form of Restricted Stock Agreement — Time Based Vesting. †

10.8	Form of Series A Senior Secured Convertible Note Due June 8, 2010 (Incorporated by reference to Exhibit 4.2 filed as an exhibit to our Form 8-K, filed June 14, 2007).

10.9	Form of Warrant (Incorporated by reference to Exhibit 4.2 filed as an exhibit to our Form 8-K, filed June 14, 2007).

10.10	Securities Purchase Agreement, dated as of June 4, 2007 by and among ACE*COMM Corporation and the purchasers named therein (Incorporated by reference to exhibit 2.1 to our Form 8-K dated June 14, 2007).

10.11*	Employment Agreement, dated as of the 23 rd day of August 2007, by and between ACE*COMM Corporation and James Greenwell (Incorporated by reference to exhibit 10.1to our Form 8-K dated September 26, 2007.

21.1	List of Subsidiaries.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.†

31.1	Certification of Chief Executive Officer.†

31.2	Certification of Chief Financial Officer.†

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.

Signatures
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE*COMM CORPORATION
By:	/s/James Greenwell
James Greenwell
Chief Executive Officer

Date: August 12, 2008